Form 10-Q
period 2011-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2011-05-06
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _________________

Commission File No. 111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at May 2, 2011 55,137,687 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

(Amounts in Thousands, Except for Share and per Share Amounts)	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash	$28	$101
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $186 and $215, respectively	13,612	8,541
Unbilled receivables - current	9,101	9,436
Inventories	582	465
Prepaid and other assets	2,394	2,870
Deferred tax assets - current	1,954	1,734
Current assets related to discontinued operations	2,112	2,034
Total current assets	29,818	25,216

Property and equipment:
Buildings and land	24,693	24,693
Equipment	33,279	33,279
Vehicles	235	235
Leasehold improvements	11,506	11,506
Office furniture and equipment	1,899	1,890
Construction-in-progress	1,301	593
	72,913	72,196
Less accumulated depreciation and amortization	(32,889)	(31,753)
Net property and equipment	40,024	40,443

Property and equipment related to discontinued operations	4,210	4,209

Intangibles and other long term assets:
Permits	16,871	16,863
Goodwill	15,361	15,330
Unbilled receivables – non-current	2,308	2,556
Finite Risk Sinking Fund	19,316	17,424
Other assets	2,154	2,084
Intangible and other assets related to discontinued operations	1,190	1,190
Total assets	$131,252	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

(Amounts in Thousands, Except for Share and per Share Amounts)	March 31, 2011 (Unaudited)	December 31, 2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,965	$4,891
Accrued expenses	6,614	5,996
Disposal/transportation accrual	3,128	2,188
Unearned revenue	4,509	3,527
Current liabilities related to discontinued operations	2,912	2,673
Current portion of long-term debt	3,427	3,612
Total current liabilities	26,555	22,887

Accrued closure costs	12,382	12,362
Other long-term liabilities	562	671
Deferred tax liability	1,180	1,180
Long-term liabilities related to discontinued operations	2,594	3,074
Long-term debt, less current portion	9,626	6,637
Total long-term liabilities	26,344	23,924

Total liabilities	52,899	46,811

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 55,138,942 and 55,106,180 shares issued, respectively; 55,100,732 and 55,067,970 shares outstanding, respectively	55	55
Additional paid-in capital	100,991	100,821
Accumulated deficit	(23,890)	(23,569)
Less Common Stock in treasury at cost; 38,210 shares, respectively	(88)	(88)
Total stockholders' equity	77,068	77,219

Total liabilities and stockholders' equity	$131,252	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2011	2010

Net revenues	$23,615	$23,566
Cost of goods sold	20,585	18,623
Gross profit	3,030	4,943

Selling, general and administrative expenses	3,372	3,442
Research and development	266	210
Loss on disposal of property and equipment	―	2
(Loss) income from operations	(608)	1,289

Other income (expense):
Interest income	13	21
Interest expense	(176)	(218)
Interest expense-financing fees	(102)	(102)
Other	―	5
(Loss) income from continuing operations before taxes	(873)	995
Income tax (benefit) expense	(340)	420
(Loss) income from continuing operations, net of taxes	(533)	575

Income from discontinued operations, net of taxes	212	63
Net (loss) income	$(321)	$638

Net (loss) income per common share – basic
Continuing operations	$(.01)	$.01
Discontinued operations	―	―
Net (loss) income per common share	$(.01)	$.01

Net (loss) income per common share – diluted
Continuing operations	$(.01)	$.01
Discontinued operations	―	―
Net (loss) income per common share	$(.01)	$.01

Number of common shares used in computing net income (loss) per share:
Basic	55,100	54,693
Diluted	55,100	54,901

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2011	2010
Cash flows from operating activities:
Net (loss) income	$(321)	$638
Less: income from discontinued operations	212	63

(Loss) income from continuing operations	(533)	575
Adjustments to reconcile net (loss) income to cash used in operations:
Depreciation and amortization	1,156	1,065
Amortization of debt discount	83	83
Deferred tax (benefit) expense	(220)	30
(Benefit) provision for bad debt and other reserves	(28)	27
Loss on disposal of plant, property and equipment	―	2
Issuance of common stock for services	54	59
Stock-based compensation	116	86
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(5,043)	(75)
Unbilled receivables	583	(1,285)
Prepaid expenses, inventories and other assets	112	(14)
Accounts payable, accrued expenses and unearned revenue	2,958	(2,188)
Cash used in continuing operations	(762)	(1,635)
Cash used in discontinued operations	(61)	(38)
Cash used in operating activities	(823)	(1,673)

Cash flows from investing activities:
Purchases of property and equipment, net	(717)	(157)
Payment to finite risk sinking fund	(1,892)	(1,899)
Cash used in investing activities of continuing operations	(2,609)	(2,056)
Cash used in discontinued operations	(21)	(173)
Cash used in investing activities	(2,630)	(2,229)

Cash flows from financing activities:
Net borrowing of revolving credit	3,371	3,329
Principal repayments of long term debt	(649)	(551)
Proceeds from finite risk financing	685	653
Proceeds from issuance of stock	―	491
Cash provided by financing activities of continuing operations	3,407	3,922
Principal repayments of long term debt for discontinued operations	(27)	(13)
Cash provided by financing activities	3,380	3,909

(Decrease) increase in cash	(73)	7
Cash at beginning of period	101	66
Cash at end of period	$28	$73

Supplemental disclosure:
Interest paid	$163	$186
Income taxes paid	27	231

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
(Unaudited, for the three months ended March 31, 2011)

Amounts in thousands,	Common Stock		Additional Paid-In	Common Stock Held	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	InTreasury	Deficit	Equity
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$(23,569)	$77,219

Net loss	—	—	—	—	(321)	(321)
Issuance of Common Stock for services	32,762	—	54	—	—	54
Stock-Based Compensation	—	—	116	—	—	116
Balance at March 31, 2011	55,138,942	$55	$100,991	$(88)	$(23,890)	$77,068

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements

March 31, 2011
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

1.      Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

As previous disclosed, on October 6, 2010, our Board of Directors authorized the divestiture of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under Accounting Standards Codification 360 (“ASC 360”), “Property, Plant, and Equipment”, and therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.  See “Note 8 – Discontinued Operations” for letters of intent (“LOIs”) entered into by the Company during February 2011 to sell PFFL and PFO.

2.      Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Issued Accounting Standards
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-01 (“ASU 2011-01”), “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.    The Company does not expect ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Index

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

No stock options were granted during the first quarter of 2011 and 2010.

As of March 31, 2011, we had 2,001,166 employee stock options outstanding, of which 1,689,333 are vested.  The weighted average exercise price of the 1,689,333 outstanding and fully vested employee stock options is $2.01 with a remaining weighted contractual life of 1.99 years.  Additionally, we had 751,000 outstanding director stock options, all of which are vested. The weighted average exercise price of the 751,000 outstanding and fully vested director stock options is $2.25 with a remaining weighted contractual life of 5.30 years.

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

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2011 and 2010 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2011	2010
Employee Stock Options	$76,000	$59,000
Director Stock Options	40,000	27,000
Total	$116,000	$86,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of March 31, 2011, we have approximately $127,000 of total unrecognized compensation cost related to unvested options, of which $124,000 is expected to be recognized in remaining 2011 and $3,000 in 2012.

4.      Capital Stock, Stock Plans, and Treasury Stock

During the first quarter of 2011, we issued 32,762 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Index

The summary of the Company’s total Plans as of March 31, 2011 as compared to March 31, 2010, and changes during the periods then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2011	2,755,525	$2.09
Granted	─	─
Exercised	─	─		$	─
Forfeited	(3,359)	$2.19
Options outstanding End of Period (1)	2,752,166	2.09	3.1		$12,900
Options Exercisable at March 31, 2011 (1)	2,440,333	$2.08	3.0		$9,300
Options Vested and expected to be vested at March 31, 2011	2,736,134	$2.09	3.1		$12,900

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2010	3,109,525	$2.05
Granted	─	─
Exercised	(340,000)	1.70		$217,700
Forfeited	─	─
Options outstanding End of Period (2)	2,769,525	2.10	3.9	$574,909
Options Exercisable at March 31, 2010 (2)	2,104,192	$2.08	3.7	$492,809
Options Vested and expected to be vested at March 31, 2010	2,731,742	$2.09	3.9	$574,909

 (1) Options with exercise prices ranging from $1.42 to $2.98
(2) Options with exercise prices ranging from $1.25 to $2.98

Index

5.      Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2011	2010
(Loss) income per share from continuing operations
(Loss) income from continuing operations	$(533)	$575
Basic (loss) income per share	$(.01)	$.01
Diluted (loss) income per share	$(.01)	$.01

Income per share from discontinued operations
Income from discontinued operations	$212	$63
Basic income per share	$-	$-
Diluted income per share	$-	$-

Weighted average common shares outstanding – basic	55,100	54,693
Potential shares exercisable under stock option plans	-	166
Potential shares upon exercise of Warrants	-	42
Weighted average shares outstanding – diluted	55,100	54,901

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,602	1,660
Upon exercise of Warrants	-	-

Index

6.      Long Term Debt

Long-term debt consists of the following at March 31, 2011 and December 31, 2010:

(Amounts in Thousands)	March 31, 2011	December 31, 2010
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at March 31, 2011) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for first quarter of 2011 was 3.9%. (1) (2)	$5,390	$2,019
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for first quarter of 2011 was 4.5%. (1) (2)	4,417	4,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearlyinstallments of principal of $833 beginning June, 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment due on June 30, 2011.	833	833
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3)	1,043	1,222
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (4)	1,115	1,218
Various capital lease and promissory note obligations, payable 2011 to 2015, interest at rates ranging from 5.0% to 9.1%.	635	697
	13,433	10,656
Less current portion of long-term debt	3,427	3,612
Less long-term debt related to assets held for sale	380	407
	$9,626	$6,637

 (1) Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

(2) From March 5, 2009 to January 24, 2010, variable interest was determined based on the options as noted; however, minimum floor base under the LIBOR option was 2.5% for both our Revolving Credit and Term Loan.  Effective January 25, 2010, minimum floor base under the LIBOR option was amended from 2.5% to 1.0%.

(3)  Net of debt discount of ($34,000) and ($117,000) for March 31, 2011 and December 31, 2010, respectively. See “Promissory Note and Installment Agreement” below for additional information.

(4)  Uncollateralized note.

 Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2011, the excess availability under our Revolving Credit was $10,268,000 based on our eligible receivables.

Index

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of March 31, 2011, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of March 31, 2011 totaled $560,000, which represents interest from June 2007 to June 2010.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”).  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 7 - “Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)”.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of March 31, 2011 totaled approximately $632,000. Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.  See Note 13 – “Subsequent Event – Promissory Note” for an amendment entered into during April 2011 which extended the due date of the unpaid principal balance and the expiration date of the Warrants.

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance. The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put had and continues to have nominal value as of March 31, 2011. We will continue to monitor the fair value of the Put until expiration.

Index

7.      Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste, which we transport to our own, or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party (“PRP”) for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal Matters
In the normal course of conducting our business, we are involved in various litigations. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (n/k/a “PFNW”) immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ending June 30, 2010.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ending June 30, 2010, and June 30, 2011. Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.  For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS (n/k/a “PFNWR”) customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the total Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note (see Note 6 – “Long Term Debt – Promissory Note and Installment Agreement” for details and terms of the promissory note).  As of March 31, 2011, we have determined that approximately $31,000 in earn-out has been earned for measurement year ending June 30, 2011; accordingly, we recorded this amount as an increase to goodwill for PFNWR, with an increase to accrued expense.

Index

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended in 2009, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy requires the following payments:

•
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account.

•	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 representing a terrorism premium.
•	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.
•
three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.  The second of the third payments was made in January 2011; and

•	a payment of $2,008,000 (payable in February 2011), of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 representing a terrorism premium.

During February 2011, the $2,008,000 and the $1,073,000 installment payments which remained payable on the closure policy were amended, subject to finalization of the closure policy modification, as follows: $1,004,000 is to be paid by February 2011, of which $991,000 is to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is due December 2011, of which $888,000 is to be deposited into the sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  In February 2011, we paid the $1,004,000 under the amended terms.  As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage to be increased to $37,300,000 in March 2011. The maximum allowable coverage will be increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

As of March 31, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,448,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $856,000 on the sinking fund as of March 31, 2011.  Interest income for the three months ended March 31, 2011, was approximately $9,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of March 31, 2011, we have recorded $5,868,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $168,000 on the sinking fund as of March 31, 2011.  Interest income for the three months ended March 31, 2011 totaled approximately $4,000.

Index

8.      Discontinued Operations

Our discontinued operations consist of our PFFL, PFSG, and PFO facilities which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010, as previous discussed.  Our discontinued operations also encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

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

As a result of the approved divesture of the PFFL, PFSG, and PFO operations by our Board of Directors in October 2010 and the subsequent LOIs entered into and prospective interest received, we performed updated financial valuations on the tangible assets of these three operations as required by ASC 360.  Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each letter of intent separately.  Based on our analysis, we concluded that no tangible asset impairment existed as of March 31, 2011.  We also performed internal financial valuations on the intangible assets of these three operations based on the LOIs to test for asset impairment as required by ASC 350, “Intangibles-Goodwill and Other”. We concluded that no goodwill or other intangible asset impairments existed as of March 31, 2011.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2011, and 2010.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as “income from discontinued operations, net of taxes”.

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Net revenues	$2,629	$2,292
Interest expense	(19)	(17)
Operating income from discontinued operations	322	79
Income tax expense	110	16
Income from discontinued operations	212	63

Assets and liabilities related to discontinued operations total $7,512,000 and $5,506,000 as of March 31, 2011, respectively and $7,433,000 and $5,747,000 as of December 31, 2010, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of March 31, 2011 and December 31, 2010.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of March 31, 2011:

Index

(Amounts in Thousands)	March 31, 2011	December 31, 2010

Accounts receivable, net (1)	$1,766	$1,760
Inventories	129	131
Other assets	1,362	1,295
Property, plant and equipment, net (2)	4,210	4,209
Total assets held for sale	$7,467	$7,395
Accounts payable	$561	$705
Deferred revenue	—	—
Accrued expenses and other liabilities	1,172	1,170
Note payable	380	407
Environmental liabilities	1,498	1,500
Total liabilities held for sale	$3,611	$3,782

(1) net of allowance for doubtful account of $128,000 and $97,000 as of March 31, 2011 and December 31, 2010, respectively.

(2) net of accumulated depreciation of $755,000 for each period presented.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Amounts in Thousands)	2011	2010

Other assets	$45	$38
Total assets of discontinued operations	$45	$38
Accounts payable	$—	$—
Deferred revenue	—	—
Accrued expenses and other liabilities	1,178	1,209
Note payable	—	—
Environmental liabilities	717	756
Total liabilities of discontinued operations	$1,895	$1,965

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $41,000 in environmental liabilities from the December 31, 2010 balance of $2,256,000 reflects payment on remediation projects of $91,000 and an increase to the reserve of $50,000 at PFMI due to reassessment of our remediation reserve.

Index

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $683,000 as of March 31, 2011.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $215,000 that we expect to pay over the next year.

9.      Operating Segments

In accordance to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have two operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities within our Industrial Segment (See Note 8 – “Discontinued Operations”).

Our operating segments are defined as follows:

The Nuclear Segment provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste and on-site waste management services through our four facilities:  Perma-Fix of Florida, Inc. (“PFF”), Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials and Energy Corporation (“M&EC”), and Perma-Fix of Northwest Richland, Inc. (“PFNWR”).

The Engineering Segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. (“SYA”) which includes oversight management of environmental restoration projects, air, soil, and water sampling, water and hazardous waste permitting, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial, education, healthcare, and service organizations, as well as, engineering and compliance support needed by our other facilities.

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2011 and 2010 (in thousands).

Index

Segment Reporting as of and for the Quarter Ended March 31, 2011

	Nuclear Services		Engineering	Segments Total	Corporate And Other(2)		Consolidated Total
Revenue from external customers	$23,029	(3)	$586	$23,615	$—		$23,615
Intercompany revenues	418		69	487	—		—
Gross profit (negative gross profit)	3,064		(34)	3,030	—		3,030
Interest income	—		—	—	13		13
Interest expense	33		1	34	142		176
Interest expense-financing fees	—		—	—	102		102
Depreciation and amortization	1,144		7	1,151	5		1,156
Segment profit (loss)	1,316		(70)	1,246	(1,779)		(533)
Segment assets(1)	96,569		1,957	98,526	32,726	(4)	131,252
Expenditures for segment assets	712		1	713	4		717
Total debt	1,072		16	1,088	11,965	(5)	13,053

Segment Reporting as of and for the Quarter Ended March 31, 2010

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$22,891	(3)	$675	$23,566	$—		$23,566
Intercompany revenues	790		216	1,006	—		—
Gross profit	4,783		160	4,943	—		4,943
Interest income	—		—	—	21		21
Interest expense	42		1	43	175		218
Interest expense-financing fees	—		—	—	102		102
Depreciation and amortization	1,052		8	1,060	5		1,065
Segment profit (loss)	2,392		38	2,430	(1,855)		575
Segment assets(1)	96,525		2,008	98,533	30,207	(4)	128,740
Expenditures for segment assets	139		—	139	18		157
Total debt	1,956		21	1,977	13,164	(5)	15,141

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $13,662,000 or 57.8% and $11,725,000 or 49.7%, for the quarter ended March 31, 2011 and March 31, 2010, respectively of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE in the second quarter of 2008.  We also have three waste processing contracts with CHPRC.

(4)	Amount includes assets from our discontinued operations of $7,512,000 and $6,605,000 as of March 31, 2011 and 2010, respectively.

(5)
Net of debt discount of ($34,000) and ($367,000) as of March 31, 2011 and 2010, respectively, based on the estimated fair value at issuance of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Note 6 – Long-Term Debt – Promissory Note and Installment Agreement” for additional information.

10.      Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had a tax benefit of $340,000 for continuing operations for the three months ended March 31, 2011, as compared to a tax expense of $420,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 38.9% and 42.2% for the three months ended March 31, 2011 and 2010, respectively.  We recognized a tax benefit in the first quarter of 2011 based on the taxable loss that is more likely than not to be realized during 2011.

Index

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

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income tax assets to an amount that is more likely than not to be realized.

11.     Potential Acquisition

During February 2011, the Company entered into a LOI to acquire a company which provides environmental and nuclear waste management services similar to our business (“potential company”), which LOI has terminated.  Although the LOI has terminated, we are still in the process of attempting to negotiate and finalize a definitive agreement in connection with this proposed transaction.  We believe this acquisition, if completed, would help us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment.  If this transaction is closed, we would pay for this potential company with a combination of cash (which shall represent a majority of the purchase price), a note for a limited amount payable over three (3) years and a limited amount of our restricted common stock.  This acquisition would be subject to, among other things, approval by each company’s Board of Directors, execution of definitive agreements, completion of due diligence, approval by the shareholders of the seller of the potential company, expansion of our credit facilities (which we are currently negotiating) and execution of an employment agreement with the President of the potential company.  If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital and/or borrowings under our then expanded credit facilities.

12.      Related Party Transactions

Lawrence Properties LLC
We currently lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley & Associates, Inc., Robert Schreiber, Jr. and his spouse.  Mr. Schreiber is a member of our executive management team.  We pay monthly rent of $11,400 under the current lease, as amended, which is for a term of five years and is set to expire on June 1, 2011.  During March 2011, our Audit Committee approved and we entered into a new lease with Lawrence Properties LLC, for a term of five years starting June 1, 2011. We will pay monthly rent expense of $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

13.      Subsequent Event

Promissory Note
On April 18, 2011, we entered into a First Amendment to the Loan and Securities Purchase Agreement  dated May 8, 2009 (“Original Agreement”), with Mr. William Lampson and Anne Rettig, the Personal Representative of estate of Mr. Diehl Rettig, Deceased, whereby the remaining principal balance on the promissory note dated May 8, 2009 under the Original Agreement of approximately $990,000, which was due May 8, 2011, is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with no change in interest payable of LIBOR plus 4.5%, with LIBOR at least 1.5% under the Original Agreement. Under the Original Agreement, Mr. William Lampson and Mr. Diehl Rettig loaned the Company $3,000,000 which was used to pay off a certain promissory note at our M&EC facility, with the remaining proceeds used for working capital purposes. As consideration of the amended loan, the Warrants (“Warrants”) issued under the Original Agreement to Mr. Lampson and to Mr. Rettig (who is now deceased and the Warrants are now held by the Personal Representative of his estate) to purchase up to 135,000 and 15,000 shares of the Company’s Common Stock, respectively, at an exercise price of $1.50 per share which were to expire on May 8, 2011, were extended to May 8, 2012.  All of the other terms under the Original Agreement and the Warrants remained unchanged.  The amended loan was accounted for as a loan modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which will be amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.

Index

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

•	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
•	we expect to meet our financial covenants in 2011;
•
we believe government funding made available for DOE projects under the government economic stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment;

•
higher government funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in 2009, could result in larger fluctuations in waste receipts in 2011;

•
demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites;

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

•	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•	no immediate plans or current commitments to issue shares under the registration statement;
•	our ability to remediate certain contaminated sites for projected amounts;
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

Index

•	our ability to generate funds internally to remediate sites;
•	our ability to fund budgeted capital expenditures of $2,600,000 during 2011 through our operations or lease financing or a combination of both;
•
we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government. ;

•
although we have seen smaller fluctuations in government receipts between quarters in recent years, nevertheless, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

•
our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

•	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
•
due to the continued uncertainty in the economy, changes within the environmental insurance market, and the past financial difficulties of AIG, whose subsidiary Chartis, is the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

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

•
we are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations;

•	pending legislative and regulatory proposals which address greenhouse gas emissions, if and when enacted, could increase costs associated with our operations; and
•	the Company does not expect ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

•	general economic conditions;
•	material reduction in revenues;
•	ability to meet PNC covenant requirements;
•	inability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	the ability to maintain and obtain required permits and approvals to conduct operations;
•	the ability to develop new and existing technologies in the conduct of operations;
•	the ability to maintain and obtain closure and operating insurance requirements;
•	ability to retain or renew certain required permits;
•
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

Index

•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
•	Risk Factors contained in Item 1A of our 2010 Form 10-K; and
•	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2010 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through two reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”) and Consulting Engineering Services Segment (“Engineering Segment”).   The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site mixed and low-level radioactive waste remediation.  Our Engineering Segment provides environmental engineering and regulatory compliance services which includes oversight management of environmental restoration projects, air, soil, and water sampling, water and hazardous waste permitting, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial, education, healthcare, and service organizations, as well as, engineering and compliance support needed by our facilities.

Revenue in the first quarter of 2011 was comparable to the corresponding period of 2010.  We saw a slight increase of $49,000 to $23,615,000 or 0.2% from revenue of $23,566,000.  Within our Nuclear Segment, we generated revenue of $23,029,000 in the first quarter of 2011, an increase of $138,000 or 0.6% from the corresponding period of 2010.  Revenue from the CH Plateau Remediation Company (“CHPRC”) subcontract increased $648,000 or 6.4%.  Our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary was awarded this subcontract by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”), in the second quarter of 2008, to perform a portion of facility operations and waste management activities for the DOE Hanford Site.  This subcontract is a cost plus award fee subcontract.  An offsetting decrease in revenue in our Nuclear Segment of $510,000 was primarily due to lower averaged priced waste, which was partially offset by higher volume in treatment waste.  Revenue from our Engineering Segment decreased $89,000 or 13.2% to $586,000 from $675,000 as billable hours continue to be lower as customers put projects on hold due to the economy.

The first quarter 2011 gross profit decreased $1,913,000 or 38.7% from the corresponding period of 2010 primarily due to revenue mix.

SG&A for the first quarter of 2011 decreased $70,000 to $3,372,000 from $3,442,000 for the corresponding period of 2010.

Our working capital position at March 31, 2011 increased to $3,263,000 from a working capital of $2,329,000 as of December 31, 2010.

Index

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

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering.

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2011	%	2010	%
Net revenues	$23,615	100.0	$23,566	100.0
Cost of good sold	20,585	87.2	18,623	79.0
Gross profit	3,030	12.8	4,943	21.0
Selling, general and administrative	3,372	14.3	3,442	14.6
Research and development	266	1.1	210	.9
Loss on disposal of property and equipment	-	-	2	-
(Loss) income from operations	$(608)	(2.6)	$1,289	5.5
Interest income	13	-	21	-
Interest expense	(176)	(.7)	(218)	(.9)
Interest expense-financing fees	(102)	(.4)	(102)	(.4)
Other	-	-	5	-
(Loss) income from continuing operations before taxes	(873)	(3.7)	995	4.2
Income tax (benefit) expense	(340)	(1.4)	420	1.8
(Loss) income from continuing operations	$(533)	(2.3)	$575	2.4

Summary – Three Months Ended March 31, 2011 and 2010

Consolidated revenues increased $49,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Nuclear
Government waste	$5,889	24.9	$7,732	32.8	$(1,843)	(23.8)
Hazardous/Non-hazardous	1,127	4.8	891	3.8	236	26.5
Other nuclear waste	2,351	10.0	2,543	10.8	(192)	(7.6)
CHPRC	13,662	57.8	11,725	49.7	1,937	16.5
Total	23,029	97.5	22,891	97.1	138	0.6

Engineering	586	2.5	675	2.9	(89)	(13.2)

Total	$23,615	100.0	$23,566	100.0	$49	0.2

Index

Net Revenue
The Nuclear Segment realized revenue growth of $138,000 or 0.6% for the three months ended March 31, 2011 over the same period in 2010. Revenue from CHPRC totaled $13,662,000 or 57.8% and $11,725,000 or 49.7% of our total revenue from continuing operations for the three months ended March 31, 2011, and 2010, respectively. Revenue from CHPRC included approximately $10,694,000 and $10,046,000 generated for the first quarter of 2011 and 2010, respectively, from the CHPRC subcontract.  The increase of $648,000 or 6.4% from this subcontract was primarily due to an increase in labor hours worked under this subcontract.  Remaining revenue generated from CHPRC of approximately $2,968,000 and $1,679,000 for the first quarter of 2011 and the corresponding period of 2010, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHRPC noted above) decreased by a total of $554,000 or 5.9% due primarily to lower average priced waste, which was partially offset by higher waste volume.  In the prior year, we continued to process high activity wastes which were received in late 2009 and early 2010.  Revenue from hazardous and non-hazardous waste was up $236,000 or 26.5% primarily due to higher average pricing and field service work. Other nuclear waste revenue decreased approximately $192,000 or 7.6% primarily due to lower averaged priced waste and lower volume. Revenue in our Engineering Segment decreased approximately $89,000 or 13.2% primarily due to decreased billable hours of 14.9% which was offset by higher average billing rates of approximately 2.4%.

Cost of Goods Sold
Cost of goods sold increased $1,962,000 for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$19,965	86.7	$18,108	79.1	$1,857
Engineering	620	105.8	515	76.3	105
Total	$20,585	87.2	$18,623	79.0	$1,962

The Nuclear Segment’s cost of goods sold for the three months ended March 31, 2011 were up $1,857,000 or 10.3% from the corresponding period of 2010.  The cost of goods sold within our Nuclear Segment includes approximately $8,590,000 and $8,142,000 in cost of goods sold for the first quarter of 2011 and 2010, respectively, related to the CHPRC subcontract.  This increase of $448,000 or 5.5% was consistent with the increase in revenue for the CHPRC subcontract.  Excluding the cost of goods sold of the CHPRC subcontract, the Nuclear Segment costs increased approximately $1,409,000 or 14.1%, primarily due to revenue mix.  We saw increases in disposal and transportation costs which were reflective of higher treatment waste volume processed/disposed of.  Engineering Segment costs increased approximately $105,000 or 20.4% primarily due to reduced allocation of internal labor hours to the Company’s internal facilities.  During the first quarter of 2010, the Engineering Segment had three major projects for our subsidiary, Perma-Fix of Northwest Richland, Inc. (“PFNWR”), and our subsidiary, Perma-Fix of South Georgia, Inc. (“PFSG”) (now in discontinued operations), which did not reoccur in the first quarter of 2011. In addition, we incurred severance expense of approximately $35,000 resulting from a reduction in force which occurred during March 2011. Included within cost of goods sold is depreciation and amortization expense of $1,132,000 and $1,030,000 for the three months ended March 31, 2011, and 2010, respectively.

Index

Gross Profit (Negative Gross Profit)
Gross profit for the quarter ended March 31, 2011 decreased $1,913,000 over 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$3,064	13.3	$4,783	20.9	$(1,719)
Engineering	(34)	(5.8)	160	23.7	(194)
Total	$3,030	12.8	$4,943	21.0	$(1,913)

The Nuclear Segment gross profit decreased $1,719,000 or 35.9% in the first quarter of 2011 from the corresponding period of 2010.  The Nuclear gross profit included $2,104,000 and $1,904,000 in gross profit for the first quarter of 2011 and 2010, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract was approximately 19.7% and 19.0% for first quarter of 2011 and 2010, respectively, which was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract, the remaining Nuclear Segment gross profit decreased approximately $1,919,000 or approximately 66.7% primarily due to the decrease in revenue resulting from lower margin waste streams.  Excluding the CHPRC subcontract, the decrease in gross margin for our treatment waste decreased from 22.4% to 7.8% primarily due to revenue mix.  In the prior year, we continued to process/dispose of high activity waste received in late 2009 and early 2010.  The decrease in gross profit and gross margin in the Engineering Segment was primarily due to reduced allocation of internal labor hours as discussed above in addition to reduced external labor hours.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $70,000 for the three months ended March 31, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$1,512	-	$1,580	-	$(68)
Nuclear	1,783	7.7	1,742	7.6	41
Engineering	77	13.1	120	17.8	(43)
Total	$3,372	14.3	$3,442	14.6	$(70)

Our SG&A in the first quarter of 2011 decreased by $70,000 or 2.0% over the corresponding period of 2010.  The decrease in administrative SG&A was primarily the result of lower outside service expense from fewer corporate business and information technology consulting matters, lower payroll related costs, and lower bonus/incentive expense. The decrease above was partially offset by higher insurance expense.  Nuclear Segment SG&A was up approximately $41,000 or 2.4%. This increase was attributed mainly to higher commission from higher waste receipts in the quarter and higher travel costs.  The increase was partially offset by lower outside service expense from fewer business/consulting matters, lower bad debt expense, lower payroll related expense, and lower healthcare costs. The Engineering Segment’s SG&A expense decreased approximately $43,000 or 35.8% primarily due to lower salaries and payroll related expenses from reduced headcount and lower bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $24,000 and $35,000 for the three months ended March 31, 2011, and 2010, respectively.

Index

Research and Development
Research and development costs increased $56,000 for the three months ended March 31, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$266	1.1	$210	0.9	$56

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase for the three months ended March 31, 2011, as compared to the corresponding period of 2010, was primarily due to increased payroll and lab costs from more research and development projects.

Interest Expense
Interest expense decreased approximately $42,000 for the quarter ended March 31, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	2010	Change
PNC interest	$97	$127	$(30)
Other	79	91	(12)
Total	$176	$218	$(42)

The decrease in interest expense in the first quarter of 2011 as compared to the corresponding period in 2010 was primarily due to a lower average balance on our revolver and reduced loan balance on the Term Loan from monthly principal payments.  In addition, we incurred lower interest expense resulting from a reduced loan balance from continuing principal pay down on the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, PFNWR, and the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig. The reduction in interest expense mentioned above was partially offset by higher interest expense from a $1,322,000 promissory note entered into in September 2010 in connection with an earn-out amount we are required to pay from the acquisition of PFNW and PFNWR.

Interest Income
Interest income decreased approximately $8,000 for the three months ended March 31, 2011, as compared to the corresponding period of 2010.  This decrease was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Income Tax Expense
We had a tax benefit of $340,000 for continuing operations for the three months ended March 31, 2011, as compared to a tax expense of $420,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 38.9% and 42.2% for the three months ended March 31, 2011 and 2010, respectively.  We recognized a tax benefit for the first quarter of 2011 based on the taxable loss that is more likely than not to be realized during 2011.

Discontinued Operations and Divestitures
Our discontinued operations consist of our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), PFSG, and Perma-Fix of Orlando, Inc. (“PFO”) facilities which our Board of Directors authorized the divestiture of these three facilities on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also include three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

Index

On February 25, 2011, we entered into two separate letters of intent (“LOIs”) with a hazardous waste management company to sell our PFFL and PFO operations.  One of the LOIs covers the sale of assets of PFO for approximately $2,000,000, plus assumption by the purchaser of certain liabilities.  The second LOI covers the acquisition of all outstanding stock of PFFL, for approximately $5,500,000.  The purchase price of both LOIs is subject to adjustment under certain conditions.  Both of the LOIs are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies.  We are actively marketing the sale of PFSG.

Our discontinued operations had revenue of $2,629,000 and $2,292,000 for the three months ended March 31, 2011 and 2010, respectively.  We had net income of $212,000 and $63,000 for our discontinued operations for the three months ended March 31, 2011 and 2010, respectively.

Assets and liabilities related to discontinued operations total $7,512,000 and $5,506,000, respectively, as of March 31, 2011, and $7,433,000 and $5,747,000, respectively, as of December 31, 2010.

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

At March 31, 2011, we had cash of $28,000.  The following table reflects the cash flow activities during the first quarter of 2011.

(In thousands)	2011
Cash used in operating activities of continuing operations	$(762)
Cash used in operating activities of discontinued operations	(61)
Cash used in investing activities of continuing operations	(2,609)
Cash used in investing activities of discontinued operations	(21)
Cash provided by financing activities of continuing operations	3,407
Principal repayment of long-term debt for discontinued operations	(27)
Decrease in cash	$(73)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at March 31, 2011, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,612,000 at March 31, 2011, an increase of $5,071,000 over the December 31, 2010 balance of $8,541,000.  The increase was primarily within the Nuclear Segment, which experienced an increase of approximately $5,069,000 primarily due to increased waste volume receipts in the quarter. The Engineering Segment experienced a slight increase of approximately $2,000, reflecting the net change in billing against collections.

Index

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. As of March 31, 2011, unbilled receivables totaled $11,409,000, a decrease of $583,000 from the December 31, 2010 balance of $11,992,000, which reflects our continued efforts to reduce this balance.  The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2011 is $9,101,000, a decrease of $335,000 from the balance of $9,436,000 as of December 31, 2010. The long term portion as of March 31, 2011 is $2,308,000, a decrease of $248,000 from the balance of $2,556,000 as of December 31, 2010.

As of March 31, 2011, total consolidated accounts payable was $5,965,000, an increase of $1,074,000 from the December 31, 2010 balance of $4,891,000. The increase was the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments.  In addition, our accounts payable included certain capital expenditures which were pending for payment.

Accrued expenses as of March 31, 2011, totaled $6,614,000, an increase of $618,000 over the December 31, 2010 balance of $5,996,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The increase was primarily due to the installment payment on our closure policy which we financed in February 2011.

Disposal/transportation accrual as of March 31, 2011, totaled $3,128,000, an increase of $940,000 over the December 31, 2010 balance of $2,188,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  During the first quarter of 2011, we had less wastes shipped for disposal as compared to 2010 year end which increased the amount of waste on site or in-transit that needed to be accrued.

Our working capital was $3,263,000 (which includes working capital of our discontinued operations) as of March 31, 2011, as compared to a working capital of $2,329,000 as of December 31, 2010. The improvement in our working capital was primarily due to the increase in our trade receivables from higher waste volume received in the later part of the quarter.  Our working capital was negatively impacted by the increase in our unearned revenue and increases in our accounts payable and accruals as discussed above.

Investing Activities
Our purchases of capital equipment for the three months ended March 31, 2011 totaled approximately $718,000, of which $717,000 and $1,000 was for our continuing and discontinued operations, respectively. These expenditures were for improvements to operations primarily within the Nuclear Segment.  These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,600,000 for 2011 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Index

The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended in 2009, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy requires the following payments:

•
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account.

•	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 representing a terrorism premium.
•	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.
•
three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining  representing a fee payable to Chartis.  The second of the third payments was made in January 2011; and

•	a payment of $2,008,000 (payable in February 2011), of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 representing a terrorism premium.

During February 2011, the $2,008,000 and the $1,073,000 installment payments which remained payable on the closure policy were amended, subject to finalization of the closure policy modification, as follows: $1,004,000 is to be paid by February 2011, of which $991,000 is to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is due December 2011, of which $888,000 is to be deposited into the sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  In February 2011, we paid the $1,004,000 under the amended terms.  As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage to be increased to $37,300,000 in March 2011. The maximum allowable coverage will be increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

As of March 31, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,448,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $856,000 on the sinking fund as of March 31, 2011.  Interest income for the three months ended March 31, 2011, was approximately $9,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of March 31, 2011, we have recorded $5,868,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $168,000 on the sinking fund as of March 31, 2011.  Interest income for the three months ended March 31, 2011 totaled approximately $4,000.

Index

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2011, the excess availability under our Revolving Credit was $10,268,000 based on our eligible receivables.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2010, and we expect to meet our financial covenants in 2011.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of March 31, 2011:

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility	(dollars in thousands)	(dollars in thousands)
Fixed charge coverage ratio	1:25:1	1:35:1
Minimum tangible adjusted net worth	$30,000	$61,707

In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a “PFNW”) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of March 31, 2011, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of March 31, 2011 totaled $560,000, which represents interest from June 2007 to June 2010.

The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”) and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants on the date of issuance to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.  On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig (Mr. Rettig is now deceased and the Warrants are now held by the personal representative of his estate) which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price.  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which will be amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.

Index

In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ending June 30, 2010. Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (n/k/a “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty.  As of March 31, 2011, we have determined that approximately $31,000 in earn-out has been earned for measurement year ending June 30, 2011; accordingly, we recorded this amount as an increase to goodwill for PFNWR, with an increase to accrued expense.

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

Index

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

In order to complete the acquisition of a potential company which provides environmental and nuclear waste management similar to our business, as discussed below under “Potential Acquisition”, we will be required to increase our credit facilities.  In connection therewith, we are currently negotiating the expansion of our credit facilities in order to complete this potential acquisition.

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  Cash to be received from the sale of PFFL, PFO, and PFSG (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations, excluding the liquidity needs to complete the potential acquisition discussed herein, which will require us to substantially increase our existing credit facilities.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2011	2012- 2014	2015 - 2016	After 2016
Long-term debt (1)	$13,087	$3,079	$10,008	$-	$–
Interest on fixed rate long-term debt (2)	159	113	46	–	–
Interest on variable rate debt (3)	309	198	111	–	–
Operating leases	2,203	417	1,131	532	123
Finite risk policy (4)	2,127	1,073	1,054	–	–
Pension withdrawal liability (5)	683	150	533	–	–
Environmental contingencies (6)	717	449	142	79	47
Earn Out Amount - PFNWR (7)	840	840	–	–	–
Purchase obligations (8)	–	–	–	–	–
Total contractual obligations	$20,125	$6,319	$13,025	$611	$170

 (1) Amount excludes debt discount of approximately $10,000 for the two Warrants and $24,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

Index

(2)  In conjunction with our acquisition of PFNWR and PFNW, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. Also, on September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a PFNW) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each fiscal year between June 30, 2008 to June 30, 2011, as result of our acquisition of PFNW and PFNWR.  The promissory note provides for thirty six equal monthly payments of approximately $40,000 consisting of interest and principal starting October 15, 2010.

(3) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.5% and 4.0%, respectively, in years 2011 through July 2012.  Our interest calculation includes proceeds to be received from the anticipated sales of PFFL and PFO which will be used to pay down/payoff our Term Loan/Revolving Credit.  In addition, we have a $3,000,000 promissory note dated May 8, 2009 with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  See amendment entered into in April 2011 on this note in “Liquidity and Capital Resources – Financing Activities”.

(4) Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See Liquidity and Capital Resources – Investing activities earlier in this Management’s Discussion and Analysis for further discussion on our finite risk policy and the change in payment terms on this policy made in February 2011.

(5) The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI and remains the financial obligations of the Company.  See Discontinued Operations earlier in this section for discussion on our discontinued operations.

(6) The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted here are for PFMI, PFM, and PFD which are the financial obligations of the Company.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008. The environmental liabilities of PFSG are excluded as they are classified as held for sale.

(7)  In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  As of the date of this report, $31,000 of the $840,000 in earn out which remains available to be earned for measurement year ending June 30, 2011, has been earned.  The $840,000 excludes any future Offset Amount which we may identify at a later time. See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

(8) We are not a party to any significant long-term service or supply contracts with respect to our processes.  We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Index

Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  We believe the following critical accounting policies affect the more significant estimates used in the preparation of the consolidated financial statements:

Revenue Recognition Estimates.  We utilize a performance based methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance method. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (ranging from 14% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed waste.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial. We review and evaluate our revenue recognition estimates and policies on a quarterly basis. Under our subcontract awarded by CHPRC in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provisions. Costs incurred on excess of contract funding may be renegotiated for reimbursement. We also earn a fee based on the approved costs to complete the contract. We recognize this fee using the proportion of costs incurred to total estimated contract costs.

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2010 and 2.5%, of accounts receivable as of December 31, 2010.  Additionally, this allowance was approximately 0.8% of revenue for the first quarter of 2011, and 1.4% of accounts receivable as of March 31, 2011.

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

Index

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under the Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors (for 2011, the average inflationary factor was approximately 1.01%) and for approved changes or expansions to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

Accrued Environmental Liabilities. We have four remediation projects currently in progress, which are all within our discontinued operations. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up.  The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time.  In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.  In connection with the sale of our PFD facility in March 2008, the Company retained the environmental liability for the remediation of an independent site known as Environmental Processing Services (“EPS”). This liability was assumed by the Company as a result of the original acquisition of the PFD facility. The environmental liabilities of PFM, PFMI, and PFD remain the financial obligations of the Company. The environmental liabilities of PFSG are classified as held for sale within our discontinued operations.

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

Index

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. Forfeiture rates are evaluated, and revised as necessary.

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes”, and ASC 270, “Interim Reporting”. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for income taxes.  This process involves estimating our actual current income tax exposure, including assessing the risks associated with income tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred income tax assets and liabilities. We periodically assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, provide a valuation allowance to the extent that we believe recovery is not likely.

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and the U.S. Department of Defense (“DOD”) represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season. This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in large fluctuations in 2011.

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

Legal Matter:
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR has filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the “return-of-waste clause” contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. (“Philo”), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo’s customer El du Pont de Nemours and Company (“DuPont”).  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the “return-of-waste” clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, our Nuclear Segment has a significant relationship with the federal government and has continued to enter into contracts (directly or indirectly as a subcontractor) relating to federal government projects. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $19,551,000 or 82.8% (within our Nuclear Segment) of our total revenue from continuing operations during the three months ended March 31, 2011, as compared to $19,457,000 or 82.6% of our total revenue from continuing operations during the corresponding period of 2010.

During the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC.  These three contracts were renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $13,662,000 or 57.8% and $11,725,000 or 49.7% of our total revenue from continuing operations for three months ended March 31, 2011 and 2010, respectively.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the continued uncertainty in the economy, changes within the environmental insurance market, and the past financial difficulties of AIG, whose subsidiary Chartis, is the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

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

Index

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

Potential Acquisition
During February 2011, the Company entered into a letter of intent (“LOI”) to acquire a company which provides environmental and nuclear waste management services similar to our business (“potential company”), which LOI has terminated.  Although the LOI has terminated, we are still in the process of attempting to negotiate and finalize a definitive agreement in connection with this proposed transaction.  We believe this acquisition, if completed, would help us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment.  If this transaction is closed, we would pay for this potential company with a combination of cash (which shall represent a majority of the purchase price), a note for a limited amount payable over three (3) years and a limited amount of our restricted common stock.  If this transaction is consummated, it would roughly double the size of our Company in terms of our 2010 revenue and net income.  The acquisition would be subject to, among other things, approval by each company’s Board of Directors, execution of definitive agreements, completion of due diligence, approval by the shareholders of the seller of the potential company, expansion of our credit facilities (which we are currently negotiating) and execution of an employment agreement with the President of the potential company.  If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital and/or borrowings under our then expanded credit facilities.

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

We have budgeted for 2011, $615,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities within our discontinued operations.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008. All of the environmental reserves remain the obligations of the Company with the exception of PFSG, which is classified as held for sale.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

Index

At March 31, 2011, we had total accrued environmental remediation liabilities of $2,215,000 of which $962,000 is recorded as a current liability, which reflects a decrease of $41,000 from the December 31, 2010, balance of $2,256,000.  The net decrease represents payment on remediation projects of $91,000 and an increase to the reserve of $50,000 at PFMI due to reassessment of our remediation reserve.  The March 31, 2011, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$232	$154	$386
PFM	159	104	263
PFSG	503	995	1,498
PFMI	68	─	68
Total Liability	$962	$1,253	$2,215

Related Party Transactions
Lawrence Properties LLC
We currently lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley & Associates, Inc., Robert Schreiber, Jr. and his spouse.  Mr. Schreiber is a member of our executive management team.  We pay monthly rent of $11,400 under the current lease, as amended, which is for a term of five years and is set to expire on June 1, 2011.  During March 2011, our Audit Committee approved and we entered into a new lease with Lawrence Properties LLC, for a term of five years starting June 1, 2011. We will pay monthly rent expense of $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of March 31, 2011, the Company had approximately $10,884,000 in variable rate borrowing. Assuming a 1% change in the average interest rate as of March 31, 2011, our interest cost would change by approximately $108,840.  As of March 31, 2011, we had no interest swap agreement outstanding.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) were effective, as of March 31, 2011.

Index

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 1A.   Risk Factors

Risk Factors
There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

(a)	Exhibits
4.1
First Amendment to Loan and Securities Purchase Agreement, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., William N. Lampson, and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on April 22, 2011.

4.2
First Amendment to Promissory Note, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., William N. Lampson, and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased,  as incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on April 22, 2011.

4.3
First Amendment to Common Stock Purchase Warrant, dated April 18, 2011, between Perma-Fix Environmental Services, Inc. and William N. Lampson, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2011.

4.4
First Amendment to Common Stock Purchase Warrant, dated April 18, 2011, between Perma-Fix Environmental Services, Inc. and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2011.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 6, 2011	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: May 6, 2011	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer