Form 10-Q
period 2011-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2011-08-05
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 1, 2011
Common Stock, $.001 Par Value	55,173,586
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

	June 30,
	2011	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2010

ASSETS
Current assets:
Cash	$27	$101
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful
accounts of $200 and $215, respectively	14,878	8,541
Unbilled receivables - current	10,558	9,436
Inventories	385	465
Prepaid and other assets	2,072	2,870
Deferred tax assets - current	562	1,734
Current assets related to discontinued operations	2,187	2,034
Total current assets	30,704	25,216

Property and equipment:
Buildings and land	25,437	24,693
Equipment	33,357	33,279
Vehicles	235	235
Leasehold improvements	11,510	11,506
Office furniture and equipment	1,906	1,890
Construction-in-progress	1,440	593
	73,885	72,196
Less accumulated depreciation and amortization	(34,022)	(31,753)
Net property and equipment	39,863	40,443

Property and equipment related to discontinued operations	4,213	4,209

Intangibles and other long term assets:
Permits	16,878	16,863
Goodwill	16,170	15,330
Unbilled receivables – non-current	1,756	2,556
Finite Risk Sinking Fund	19,329	17,424
Other assets	2,179	2,084
Intangible and other assets related to discontinued operations	1,190	1,190
Total assets	$132,282	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

	June 30,
	2011	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,480	$4,891
Accrued expenses	6,569	5,996
Disposal/transportation accrual	2,699	2,188
Unearned revenue	6,410	3,527
Current liabilities related to discontinued operations	3,414	2,673
Current portion of long-term debt	2,328	3,612
Total current liabilities	27,900	22,887

Accrued closure costs	12,401	12,362
Other long-term liabilities	579	671
Deferred tax liability	1,235	1,180
Long-term liabilities related to discontinued operations	2,199	3,074
Long-term debt, less current portion	6,929	6,637
Total long-term liabilities	23,343	23,924

Total liabilities	51,243	46,811

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized, 55,175,897 and 55,106,180 shares issued, respectively; 55,137,687 and 55,067,970 shares outstanding, respectively	55	55
Additional paid-in capital	101,157	100,821
Accumulated deficit	(21,370)	(23,569)
Less Common Stock in treasury at cost; 38,210 shares, respectively	(88)	(88)
Total stockholders' equity	79,754	77,219

Total liabilities and stockholders' equity	$132,282	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2011	2010	2011	2010

Net revenues	$28,913	$25,847	$52,528	$49,413
Cost of goods sold	20,864	18,665	41,449	37,288
Gross profit	8,049	7,182	11,079	12,125

Selling, general and administrative expenses	3,436	3,376	6,808	6,818
Research and development	395	179	661	389
Loss on disposal of property and equipment	¾	¾	¾	2
Income from operations	4,218	3,627	3,610	4,916

Other income (expense):
Interest income	13	16	26	37
Interest expense	(183)	(206)	(359)	(424)
Interest expense-financing fees	(54)	(102)	(156)	(205)
Other	3	¾	3	5
Income from continuing operations before taxes	3,997	3,335	3,124	4,329
Income tax expense	1,445	1,219	1,105	1,638
Income from continuing operations	2,552	2,116	2,019	2,691

(Loss) income from discontinued operations, net of taxes	(32)	(670)	180	(608)
Net income	$2,520	$1,446	$2,199	$2,083

Net income (loss) per common share – basic:
Continuing operations	$.05	$.04	$.04	$.05
Discontinued operations	¾	(.01)	¾	(.01)
Net income per common share	$.05	$.03	$.04	$.04

Net income (loss) per common share – diluted:
Continuing operations	$.05	$.04	$.04	$.05
Discontinued operations	¾	(.01)	¾	(.01)
Net income per common share	$.05	$.03	$.04	$.04

Number of common shares used in computing net income (loss) per share:
Basic	55,136	54,991	55,118	54,843
Diluted	55,136	55,124	55,123	55,012

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2011	2010
Cash flows from operating activities:
Net income	$2,199	$2,083
Less: income (loss) on discontinued operations	180	(608)

Income from continuing operations	2,019	2,691
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,332	2,220
Amortization of debt discount	121	167
Deferred taxes	1,227	1,213
(Benefit) provision for bad debt and other reserves	(15)	27
Loss on disposal of plant, property and equipment	―	2
Issuance of common stock for services	108	120
Share based compensation	192	165
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(6,322)	3,137
Unbilled receivables	(322)	1,531
Prepaid expenses, inventories and other assets	667	1,047
Accounts payable, accrued expenses and unearned revenue	4,126	(8,172)
Cash provided by continuing operations	4,133	4,148
Cash used in discontinued operations	(31)	(33)
Cash provided by operating activities	4,102	4,115

Cash flows from investing activities:
Purchases of property and equipment	(1,689)	(1,085)
Payment to finite risk sinking fund	(1,905)	(1,916)
Cash used in investing activities of continuing operations	(3,594)	(3,001)
Cash used in investing activities of discontinued operations	(135)	(345)
Net cash used in investing activities	(3,729)	(3,346)

Cash flows from financing activities:
Net borrowing of revolving credit	1,047	2
Principal repayments of long term debt	(2,124)	(1,928)
Proceeds from finite risk financing	685	653
Proceeds from issuance of stock	―	509
Cash used in financing activities of continuing operations	(392)	(764)
Principal repayments of long term debt for discontinued operations	(55)	(21)
Cash used in financing activities	(447)	(785)

Decrease in cash	(74)	(16)
Cash at beginning of period	101	66
Cash at end of period	$27	$50

Supplemental disclosure:
Interest paid	$409	$544
Income taxes paid	70	400
Non-cash investing and financing activities:
Warrants extension for debt modification	36	―

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2011)

(Amounts in thousands,	Common Stock		Additional Paid-In Capital	Common Stock Held In Treasury	Accumulated Deficit	Total Stockholders' Equity
except for share amounts)	Shares	Amount
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$(23,569)	$77,219

Net income	¾	¾	¾	¾	2,199	2,199
Warrant extension for debt modification	¾	¾	36	¾	¾	36
Issuance of Common Stock for services	69,717	¾	108	¾	¾	108
Stock-Based Compensation	¾	¾	192	¾	¾	192
Balance at June 30, 2011	55,175,897	$55	$101,157	$(88)	$(21,370)	$79,754

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

As previously disclosed, on October 6, 2010, our Board of Directors authorized the divestiture of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under Accounting Standards Codification (“ASC”) 360 (“ASC 360”), “Property, Plant, and Equipment”, and therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.  See “Note 8 – Discontinued Operations” for definitive agreement and letter of intent (“LOI”) entered into by the Company to sell PFFL and PFO, respectively.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  We do not expect ASU 2011-04 to have a material effect on our financial position, results of operations, or cash flow.

INDEX

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted.  We do not expect ASU 2011-05 to have a material impact on our current presentation.

3.	Stock Based Compensation

We follow FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) to account for stock-based compensation.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.  Stock options granted to employees have either a ten year contractual term with one-fifth yearly vesting over a five year period or a six year contractual term with one-third yearly vesting over a three year period.  Stock options granted to outside directors have a ten year contractual term with a vesting period of six months.

No stock options were granted during the first six months of 2011 and 2010.

As of June 30, 2011, we had 1,730,833 employee stock options outstanding, of which 1,419,000 are vested.  The weighted average exercise price of the 1,419,000 outstanding and fully vested employee stock options is $2.06 with a remaining weighted contractual life of 2.10 years.  Additionally, we had 736,000 outstanding director stock options, all of which are vested. The weighted average exercise price of the 736,000 outstanding and fully vested director stock options is $2.24 with a remaining weighted contractual life of 5.16 years.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2011 and 2010 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2011	2010	2011	2010
Employee Stock Options	$76,000	$79,000	$152,000	$138,000
Director Stock Options	¾	¾	40,000	27,000
Total	$76,000	$79,000	$192,000	$165,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of June 30, 2011, we have approximately $51,000 of total unrecognized compensation cost related to unvested options, of which $48,000 is expected to be recognized in the remainder of 2011 and $3,000 in 2012.

INDEX

4.	Capital Stock, Stock Plans, and Warrants

During the six months ended June 30, 2011, we issued 69,717 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of June 30, 2011 as compared to June 30, 2010, and changes during the periods then ended are presented as follows.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Director Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding Janury 1, 2011	2,755,525	$2.09
Granted	─	─
Exercised	─	─		$	─
Forfeited	(288,692)	1.79
Options outstanding End of Period (1)	2,466,833	2.12	3.2	$	─
Options Exercisable at June 30, 2011 (1)	2,155,000	$2.12	3.1	$	─
Options Vested and expected to be vested at June 30, 2011	2,450,801	$2.12	3.2	$	─

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding Janury 1, 2010	3,109,525	$2.05
Granted	─	─
Exercised	(350,000)	1.70			$223,000
Forfeited	(55,000)	2.17
Options outstanding End of Period (1)	2,704,525	2.09	3.6		$28,450
Options Exercisable at June 30, 2010 (1)	2,080,858	$2.08	3.4		$13,250
Options Vested and expected to be vested at June 30, 2010	2,666,742	$2.09	3.6		$28,450

(1) Options with exercise prices ranging from $1.42 to $2.98

INDEX

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,		Six Months Ended June 30,
		(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)		2011	2010	2011	2010
Income per share from continuing operations
Income from continuing operations		$2,552	$2,116	2,019	$2,691
Basic income per share		$.05	$.04	.04	$.05
Diluted income per share		$.05	$.04	.04	$.05

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations		$(32)	$(670)	180	$(608)
Basic loss per share	$	¾	$(.01)	¾	$(.01)
Diluted loss per share	$	¾	$(.01)	¾	$(.01)

Weighted average common shares outstanding – basic		55,136	54,991	55,118	54,843
Potential shares exercisable under stock option plans		¾	99	5	131
Potential shares upon exercise of Warrants		¾	34	¾	38
Weighted average shares outstanding – diluted		55,136	55,124	55,123	55,012

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		2,467	1,715	2,317	1,625
Upon exercise of Warrants		150	¾	150	¾

INDEX

6.	Long Term Debt

Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

(Amounts in Thousands)	June 30, 2011	December 31, 2010
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at June 30, 2011) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for the six months of 2011 was 4.0%. (1) (2)	$3,066	$2,019
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for six months of 2011 was 4.5%. (1) (2)	4,167	4,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installments of principal of $833 beginning June, 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment was due on June 30, 2011.	—	833
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4)	793	1,222
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	1,011	1,218
Various capital lease and promissory note obligations, payable 2011 to 2015, interest at rates ranging from 5.0% to 9.1%.	572	697
	9,609	10,656
Less current portion of long-term debt	2,328	3,612
Less long-term debt related to assets held for sale	352	407
	$6,929	$6,637

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

(3) Original promissory note dated May 8, 2009 of $3,000,000 was modified on April 18, 2011, with principal balance of approximately $990,000.  See “Promissory Note and Installment Agreement” below for terms of original and amended promissory notes.

(4)  Net of debt discount of ($32,000) and ($117,000) for June 30, 2011 and December 31, 2010, respectively. See “Promissory Note and Installment Agreement” below for additional information.

(5)  Uncollateralized note.

INDEX

 Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association (“PNC”), a national banking association acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2011, the excess availability under our Revolving Credit was $13,843,000 based on our eligible receivables.

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  On June 30, 2011, we made the final principal installment of $833,333 plus accrued interest of $69,000.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”).  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in “Note 7 - Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)”.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.

INDEX

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance. The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put had and continues to have nominal value as of June 30, 2011. We will continue to monitor the fair value of the Put until expiration.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (n/k/a “PFNW”) immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ended June 30, 2010.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ended June 30, 2010, and June 30, 2011. Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.  For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS (n/k/a “PFNWR”) customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the total Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note (see “Note 6 – Long Term Debt – Promissory Note and Installment Agreement” for details and terms of the promissory note).  As of June 30, 2011, we have determined that the remaining $840,000 in earn-out amount has been earned for measurement year ended June 30, 2011; accordingly, this amount was recorded as an increase to goodwill for PFNWR, with an increase to accrued expense.  We anticipate paying this earn-out amount in October 2011.

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

·
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account.

·	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium.
·	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.
·
three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.  The second of the third payments was made in January 2011; and

·	a payment of $2,008,000 (payable in February 2011), of which $1,982,000 is to be deposited in a sinking fund account, with the remaining $26,000 representing a terrorism premium.

During February 2011, the $2,008,000 and the $1,073,000 installment payments which had remained payable on the closure policy were amended, subject to finalization of the closure policy modification, as follows: $1,004,000 was to be paid by February 2011, of which $991,000 was to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is due December 2011, of which $888,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  In February 2011, we paid the $1,004,000 under the amended terms.  As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage increased to $37,300,000 in March 2011. The maximum allowable coverage will be increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

INDEX

As of June 30, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,456,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $864,000 on the sinking fund as of June 30, 2011.  Interest income for the three and six months ended June 30, 2011, was approximately $8,000 and $17,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term (see “Note 11 – Subsequent Event – Finite Risk Insurance Policy” for renewal of this policy). The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of June 30, 2011, we have recorded $5,873,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $173,000 on the sinking fund as of June 30, 2011.  Interest income for the three and six months ended June 30, 2011 totaled approximately $4,000 and $8,000, respectively.

8.	Discontinued Operations

Our discontinued operations consist of our PFFL, PFSG, and PFO facilities which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010, as previously discussed.  Our discontinued operations also encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

On February 25, 2011, we entered into two separate LOIs with a hazardous waste management company to sell our PFFL and PFO operations.  One of the LOIs covers the sale of assets of PFO for approximately $2,000,000, plus assumption by the purchaser of certain liabilities.  The second LOI covers the acquisition of all outstanding stock of PFFL, for approximately $5,500,000.

On June 13, 2011, we entered into a definitive Stock Purchase Agreement (“Agreement”) to sell 100% of the capital stock of PFFL, to the hazardous waste management company noted above for approximately $5,500,000 in cash, subject to certain working capital adjustments. The completion of this transaction is subject to the satisfaction of numerous conditions precedent. We expect to close this transaction during August 2011.

We continue to move forward in negotiation for a definitive agreement to sell our PFO operation.  The purchase price of the LOI is subject to adjustment under certain conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies.

As required by ASC 360, we concluded that no tangible asset impairment existed as of June 30, 2011, for PFFL, PFO, and PFSG.  We also performed internal financial valuations on the intangible assets of these three operations as required by ASC 350, “Intangibles-Goodwill and Other” and concluded that no goodwill or other intangible asset impairments existed for these three operations as of June 30, 2011.

INDEX

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2011, and 2010. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2011	2010	2011	2010

Net revenues	$2,538	$2,249	$5,167	4,542
Interest expense	$(18)	$(28)	$(37)	$(45)
Operating (loss) income from discontinued operations	(45)	(838)	278	(760)
Income tax (benefit) expense	$(13)	(168)	$98	(152)
Income (loss) from discontinued operations	$(32)	$(670)	$180	$(608)

Assets and liabilities related to discontinued operations total $7,590,000 and $5,613,000 as of June 30, 2011, respectively and $7,433,000 and $5,747,000 as of December 31, 2010, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of June 30, 2011 and December 31, 2010.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of June 30, 2011:

	June 30,	December 31,
(Amounts in Thousands)	2011	2010

Accounts receivable, net (1)	$1,934	$1,760
Inventories	128	131
Other assets	1,274	1,295
Property, plant and equipment, net (2)	4,213	4,209
Total assets held for sale	$7,549	$7,395
Accounts payable	$558	$705
Accrued expenses and other liabilities	1,279	1,170
Note payable	352	407
Environmental liabilities	1,498	1,500
Total liabilities held for sale	$3,687	$3,782

(1) net of allowance for doubtful accounts of $226,000 and $97,000 as of June 30, 2011 and December 31, 2010, respectively.

(2) net of accumulated depreciation of $755,000 for each period presented.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Amounts in Thousands)	2011	2010

Other assets	$41	$38
Total assets of discontinued operations	$41	$38
Accrued expenses and other liabilities	$1,094	$1,209
Environmental liabilities	832	756
Total liabilities of discontinued operations	$1,926	$1,965

INDEX

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The net increase in environmental liabilities of approximately $74,000 from the December 31, 2010 balance of $2,256,000 represents an increase to the reserve of $50,000 and $163,000 at PFMI and PFM, respectively, due to reassessment of our remediation reserves, offset by payment on remediation projects of $139,000.

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $618,000 as of June 30, 2011.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $215,000 that we expect to pay over the next year.

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

INDEX

The table below presents certain financial information of our operating segment as of and for the three and six months ended June 30, 2011 and 2010 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2011
	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$28,276	(3)	$637	$28,913	$	¾		$28,913
Intercompany revenues	376		87	463		¾		¾
Gross profit	7,887		162	8,049		¾		8,049
Interest income	¾		¾	¾		13		13
Interest expense	31		1	32		151		183
Interest expense-financing fees	¾		¾	¾		54		54
Depreciation and amortization	1,140		7	1,147		29		1,176
Segment profit (loss)	4,427		11	4,438		(1,886)		2,552
Segment assets(1)	99,189		2,024	101,213		31,069	(4)	132,282
Expenditures for segment assets	947		5	952		20		972
Total long-term debt	205		15	220		9,037	(5)	9,257

Segment Reporting for the Quarter Ended June 30, 2010
	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$25,181	(3)	$666	$25,847	$	¾		$25,847
Intercompany revenues	778		132	910		¾		¾
Gross profit	7,127		55	7,182		¾		7,182
Interest income	¾		¾	¾		16		16
Interest expense	47		1	48		158		206
Interest expense-financing fees	¾		¾	¾		102		102
Depreciation and amortization	1,143		7	1,150		5		1,155
Segment profit (loss)	4,052		(49)	4,003		(1,887)		2,116
Segment assets(1)	92,392		2,004	94,396		28,794	(4)	123,190
Expenditures for segment assets	706		1	707		2		709
Total long-term debt	1,092		21	1,113		9,408	(5)	10,521

Segment Reporting for the Six Months Ended June 30, 2011
	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$51,305	(3)	$1,223	$52,528	$	¾		$52,528
Intercompany revenues	794		156	950		¾		¾
Gross profit	10,951		128	11,079		¾		11,079
Interest income	¾		¾	¾		26		26
Interest expense	64		1	65		294		359
Interest expense-financing fees	¾		¾	¾		156		156
Depreciation and amortization	2,284		14	2,298		34		2,332
Segment profit (loss)	5,742		(58)	5,684		(3,665)		2,019
Segment assets(1)	99,189		2,024	101,213		31,069	(4)	132,282
Expenditures for segment assets	1,659		6	1,665		24		1,689
Total long-term debt	205		15	220		9,037	(5)	9,257

Segment Reporting for the Six Months Ended June 30, 2010
	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$48,073	(3)	$1,340	$49,413	$	¾		$49,413
Intercompany revenues	1,568		347	1,915		¾		¾
Gross profit	11,910		215	12,125		¾		12,125
Interest income	¾		¾	¾		37		37
Interest expense	90		1	91		333		424
Interest expense-financing fees	¾		¾	¾		205		205
Depreciation and amortization	2,195		15	2,210		10		2,220
Segment profit (loss)	6,443		(10)	6,433		(3,742)		2,691
Segment assets(1)	92,392		2,004	94,396		28,794	(4)	123,190
Expenditures for segment assets	1,063		2	1,065		20		1,085
Total long-term debt	1,092		21	1,113		9,408	(5)	10,521

(1)     Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

INDEX

(2)    Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $17,171,000 or 59.4% and $30,833,000 or 58.7% for the three and six months ended June 30, 2011, respectively of our total consolidated revenue from continuing operations, as compared to $12,276,000 or 47.4% and $24,001,000 or 48.6% for the three and six months ended June 30, 2010, respectively, of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  We also have three waste processing contracts with CHPRC.

(4)	Amount includes assets from discontinued operations of $7,590,000 and $6,580,000 as of June 30, 2011 and 2010, respectively.

(5)
Net of debt discount of ($32,000) and ($284,000) as of June 30, 2011 and June 30, 2010, respectively, in connection with Warrants and Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig on May 8, 2009.  The promissory note and the Warrants were modified on April 18, 2011.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

10.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expense for continuing operations was $1,445,000 for the three months ended June 30, 2011, as compared to $1,219,000 for the corresponding period of 2010 and $1,105,000 for the six months ended June 30, 2011, as compared to $1,638,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 36.2% and 36.6% for the three months ended June 30, 2011 and 2010, respectively, and 35.4% and 37.8% for the six months ended June 30, 2011 and 2010, respectively.

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

Potential Acquisition
On July 15, 2011, the Company, Homeland Security Capital Corporation (“Homeland”), and Safety and Ecology Holdings Corporation (“Safety”) entered into a definitive Stock Purchase Agreement (“Purchase Agreement”), whereby the Company is to purchase at closing of the Purchase Agreement all of the issued and outstanding shares of capital stock of Safety and its subsidiaries (the “Acquisition”). Homeland is the owner of all of the issued and outstanding capital stock of Safety.  The consummation of the Acquisition is subject to numerous conditions precedent, including, but not limited to, the Company entering into a definitive agreement with its lender, whereby the lender increases the amount of the Company’s credit facilities and provides the financing to the Company to fund the cash portion of the purchase price, Homeland’s stockholders approve the transaction and Homeland has complied with the Information Statement requirements under the Securities Exchange Act of 1934, as amended.  If the Acquisition is consummated, the Company agrees to pay Homeland the following, subject to the terms of the Purchase Agreement and adjustments of the purchase price as set forth in the Agreement:

INDEX

1.	Cash Consideration. At the closing, the Company will pay:

(a)
$20,000,000 of the cash consideration, as may be adjusted by the estimated net working capital adjustment at the closing, less the aggregate amount of the purchase price due and owing the Company for the Company’s Common Stock to be purchased by the Management Investors as described below, to Homeland, and

(b)
$2,000,000 of the cash consideration to SunTrust Bank, as escrow agent (the “Escrow Agent”), to be held and administered pursuant to the terms of the escrow agreement, to satisfy claims of the Company for indemnity pursuant to the terms of the Purchase Agreement and for any other purpose specifically set forth in the Escrow Agreement.

2.	Promissory Note (the “Note”). The Note in the principal amount of $2,500,000 shall be issued by the Company to the order of Homeland. The Note:

·	shall be unsecured;
·	shall bear an annual interest rate equal to 6%;
·	shall be non-negotiable;
·	may not be sold, transferred or assigned by Homeland without the prior written consent of the Company;
·	shall be subject to offset under certain conditions; and
·
shall be payable over a three (3) year period in thirty-six (36) monthly installments of principal and interest, with each monthly installment to be as follows:  the sum of $76,054.84 principal and interest, with the final installment to be in the sum of the remaining unpaid principal balance due under the Note plus accrued interest, due thereon.

The Note further provides that on the failure of the Company to pay any monthly installment of principal and interest within 30 days when due or in the event of bankruptcy of the Company or upon a change in control of the Company:

·	the annual interest rate will automatically increase (without any action on the part of Homeland) as of such default date to 12% during the period of such default, and

·
Homeland will have the option to declare the Note in default and to be immediately due and payable, and Homeland will thereafter during the period of such event of default, at its option and in its sole discretion, have the right to elect by written election delivered to the Company to receive in full and complete satisfaction of all of the Company’s obligations under the Note either:

(1)	The cash amount equal to the sum of the unpaid principal balance owing under the Note and all accrued and unpaid interest thereon, plus the Expenses (as defined in the Note) (the “Payoff Amount”);

(2)
Subject to certain conditions set forth in the Purchase Agreement, the number of fully paid and non-assessable shares of the Company’s restricted Common Stock (the “Payoff Shares”), equal to the quotient determined by dividing the Payoff Amount by the average of the closing prices per share of the Company’s Common Stock as reported by the primary national securities exchange or automatic quotation system on which the Company’s Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by the Company of the written demand notice and Homeland’s written election to receive Payoff Shares in full and complete satisfaction of the Company’s obligations under the Note; provided, however, that the number of Payoff Shares plus the number of shares of the Company’s Common Stock to be issued to the Management Investors, as described below, shall not exceed 19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of this Agreement.  If issued, the Payoff Shares will be issued in a private placement and not be registered and Homeland will not be entitled to registration rights with respect to the Payoff Shares, except for certain piggyback rights.

INDEX

(3)
Subject to the terms of the Purchase Agreement, any combination of the Payoff Amount and the Payoff Shares, provided, however, that the aggregate amount of the Payoff Amount and the Payoff Shares shall not exceed the unpaid principal balance and accrued interest due under the Note as of receipt by PESI of the written demand notice, with the number of Payoff Shares to be determined by dividing the amount of the Payoff Amount which is to be paid in Payoff Shares by the average of the closing prices per share of the Company’s Common Stock as reported by the primary national securities exchange or automatic quotation system on which the Company’s Common Stock is traded during the thirty (30) consecutive trading day period ending on the trading day immediately prior to receipt by the Company of the written demand notice and Homeland’s written election to receive a portion of the Payoff Amount in Payoff Shares, with such notice to specify the amount of the Payoff Amount to be paid in Payoff Shares.

The purchase price is also subject to certain working capital adjustments to be determined within 75 days following the closing as set forth in the Purchase Agreement and could be further subject to certain offsets as described in the Purchase Agreement.

Contemporaneously with the closing of the Acquisition, Homeland is to cause certain individuals (each a “Management Investor” and collectively, “Management Investors”) to purchase in a private placement restricted shares of Common Stock of the Company, at a per share price determined by dividing $1,000,000 by the average of the closing prices of the Company’s Common Stock as reported by the NASDAQ for the 30 consecutive trading day period ending on the trading day immediately prior to the earlier of (a) the Closing Date or (b) the public announcement of the Acquisition by the Company.  The purchases by the Management Investors shall be unregistered, meeting the requirements of Rule 506 of Regulation D promulgated under the Securities Act.  Homeland shall cause the Management Investors to purchase an aggregate number of restricted shares of the Company’s Common Stock valued at not less than $900,000 nor more than $1,000,000.  The Company shall reduce from the cash portion of the purchase price, and the Company shall retain, the amount owing by the Management Investors for the shares of the Company’s Common Stock.

Safety, headquartered in Knoxville, Tennessee, specializes in the remediation of nuclear materials for the U.S. Department of Energy, U.S. Department of Defense, and other federal agencies.  Safety employs more than 450 employees and, based on Homeland’s 2010 Form 10-K, Safety generated approximately $86.0 million in revenue and $3.3 million in net income for the fiscal year ended June 30, 2010.  We expect to complete the Acquisition during the third quarter of 2011.

INDEX

In connection with the potential acquisition of Safety, we have entered into a commitment letter with our senior lender, PNC, to increase our revolving and term credit facilities with PNC to approximately $43,500,000, the proceeds of which would be used to:

·	refinance existing senior bank debt;
·	partially fund capital expenditures;
·	provide for our ongoing working capital needs; and
·	finance the cash portion of the acquisition of Safety.

Under the commitment, the following credit facilities would be made available to us;

·	up to $25,000,000 secured revolving credit facility, subject to a borrowing based on a certain percentage of eligible receivables and certain reserves;
·	term loan up to $16,000,000 limited to certain percentages of the liquidation value of eligible machinery and equipment, plus a certain percentage of the fair market value of eligible real estate; and
·	up to $2,500,000 equipment line, subject to certain limitations.

The new credit facilities would be secured by substantially all of our assets and stock of our subsidiaries, be for a term of five (5) years and completion of the new credit facilities being subject to numerous conditions precedent, including, but not limited to, execution of definitive loan documentation, certain minimum excess revolving credit availability, completion of the sale of PFFL, and completion of the acquisition of Safety.

Finite Risk Insurance Policy
As previously disclosed, our PFNWR facility has a finite risk insurance policy dated August 2007 with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged (See “Note 7 – Commitment and Contingencies – Insurance” for terms and payments made on the original policy).

Stock Option
On July 25, 2011, our Compensation and Stock Option Committee approved the grant of 300,000 Incentive Stock Options (“ISOs”) from the 2010 Stock Option Plan to Mr. James Blankenhorn, our Chief Operating Officer, which allows for the purchase of up to 300,000 shares of the Company’s Common Stock at $1.57 per share.  Mr. Blankenhorn’s employment with the Company was effective June 1, 2011.   The options granted are for a term of six years from grant date with one-third yearly vesting over a three year period.  The fair value of the options were determined to be approximately $266,000 in accordance with ASC 718, “Compensation – Stock Compensation”, using the Black-Scholes valuation model and will be expensed over the vesting period of three years.

INDEX

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995").  All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements.  The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements.  Forward-looking statements contained herein relate to, among other things,

·
although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations, excluding the liquidity needs to complete the potential acquisition discussed herein, which will require us to substantially increase our existing credit facilities;

·	we expect to meet our financial covenants in 2011;
·
demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including our national debt, the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites;

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

·	no immediate plans or current commitments to issue shares under the registration statement;
·	our ability to remediate certain contaminated sites for projected amounts;
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

·	our ability to generate funds internally to remediate sites;
·	our ability to fund budgeted capital expenditures of $2,600,000 during 2011 through our operations or lease financing or a combination of both;
·
we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government;

·	because government spending is contingent upon its annual budget allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;
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

INDEX

·	we anticipate paying the earn-out for measurement period ended June 30, 2011 in October 2011;
·	consummation of acquisition is subject to certain closing conditions;
·	we expect to complete the acquisition during the third quarter of 2011;
·	we expect to close the sale of PFFL during August 2011;
·	cash to be received from the sale of PFFL, PFO, and PFSG will be used to reduce our revolver, with the remaining used for our working capital needs;
·
we are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations;

·	until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial position, operating results and cash flow;
·	pending legislative and regulatory proposals which address greenhouse gas emissions, if and when enacted, could increase costs associated with our operations; and
·	the Company does not expect ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows and ASU 2011-05 to have a material impact on our current presentation.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

·	general economic conditions;
·	material reduction in revenues;
·	ability to meet PNC covenant requirements;
·	inability to collect in a timely manner a material amount of receivables;
·	increased competitive pressures;
·	the ability to maintain and obtain required permits and approvals to conduct operations;
·	the ability to develop new and existing technologies in the conduct of operations;
·	the ability to maintain and obtain closure and operating insurance requirements;
·	ability to retain or renew certain required permits;
·
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·	renegotiation of contracts involving the federal government;
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
·	Risk Factors contained in Item 1A of our 2010 Form 10-K; and
·	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2010 Form 10-K.

INDEX

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

Revenue in the second quarter of 2011 increased approximately $3,066,000 or 11.9% to $28,913,000 from $25,847,000 in the second quarter of 2010.  Within our Nuclear Segment, we generated revenue of $28,276,000, an increase of $3,095,000 or 12.3% from the corresponding period of 2010.  Of the $3,095,000 increase in revenue, approximately $2,748,000 was primarily due to increased waste treatment volume.  The remaining increase of $347,000 was from the CH Plateau Remediation Company (“CHPRC”) subcontract.  Our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary was awarded this subcontract by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”), in the second quarter of 2008, to perform a portion of facility operations and waste management activities for the DOE Hanford Site.  This subcontract is a cost plus award fee subcontract.  Revenue from our Engineering Segment decreased $29,000 or 4.4% to $637,000 from $666,000 from decreased billable hours, which was partially offset by higher average billing rate.

The second quarter 2011 gross profit increased $867,000 or 12.1% from the corresponding period of 2010 primarily due to increased treatment waste volume.

SG&A for the second quarter of 2011 increased $60,000 to $3,436,000 from $3,376,000 for the corresponding period of 2010.

Our working capital position at June 30, 2011 increased to $2,804,000 from a working capital of $2,329,000 as of December 31, 2010.

Outlook
The higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will reduce after 2011 as the DOE has committed to spend most of its cleanup funds by the end of September 2011.  The availability of additional general funding that will be available for DOE’s cleanup projects will depend on future funding and its annual budgets.  Therefore, we expect that demand for our services within our Nuclear Segment will be subject to fluctuations due to a variety of factors beyond our control, including our national debt, the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

INDEX

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2011	%	2010	%	2011	%	2010	%
Net revenues	$28,913	100.0	$25,847	100.0	$52,528	100.0	$49,413	100.0
Cost of goods sold	20,864	72.2	18,665	72.2	41,449	78.9	37,288	75.5
Gross profit	8,049	27.8	7,182	27.8	11,079	21.1	12,125	24.5
Selling, general and administrative	3,436	11.9	3,376	13.1	6,808	13.0	6,818	13.8
Research and development	395	1.4	179	.7	661	1.3	389	.8
Loss on disposal of property and equipment	―	―	―	―	―	―	2	―
Income from operations	4,218	14.5	3,627	14.0	3,610	6.8	4,916	9.9
Interest income	13	―	16	.1	26	―	37	.1
Interest expense	(183)	(.6)	(206)	(.8)	(359)	(.7)	(424)	(.9)
Interest expense-financing fees	(54)	(.1)	(102)	(.4)	(156)	(.2)	(205)	(.4)
other	3	―	―	―	3	―	5	―
Income from continuing operations before taxes	3,997	13.8	3,335	12.9	3,124	5.9	4,329	8.7
Income tax expense	1,445	5.0	1,219	4.7	1,105	2.1	1,638	3.3
Income from continuing operations	$2,552	8.8	$2,116	8.2	$2,019	3.8	$2,691	5.4

Summary – Three and Six Months Ended June 30, 2011 and 2010

Consolidated revenues increased $3,066,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Nuclear
Government waste	$6,853	23.7	$9,115	35.3	$(2,262)	(24.8)
Hazardous/Non-hazardous	721	2.5	929	3.6	(208)	(22.4)
Other nuclear waste	3,531	12.2	2,861	11.1	670	23.4
CHPRC	17,171	59.4	12,276	47.4	4,895	39.9
Total	28,276	97.8	25,181	97.4	3,095	12.3

Engineering	637	2.2	666	2.6	(29)	(4.4)

Total	$28,913	100.0	$25,847	100.0	$3,066	11.9

Net Revenue
The Nuclear Segment realized revenue growth of $3,095,000 or 12.3% for the three months ended June 30, 2011 over the same period in 2010.  Revenue from CHPRC totaled $17,171,000 or 59.4% and $12,276,000 or 47.4% of our total revenue from continuing operations for the three months ended June 30, 2011, and 2010, respectively.  Revenue from CHPRC included approximately $10,645,000 and $10,298,000 generated for the three months ended June 30, 2011 and the corresponding period of 2010, respectively, from the CHPRC subcontract.  The increase of $347,000 or 3.4% from this subcontract was primarily due to higher pass-through expenses. Remaining revenue generated from CHPRC of approximately $6,526,000 and $1,978,000 for the quarter ended June 30, 2011 and the corresponding period of 2010, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by total of $2,286,000 or 20.6%  primarily due to higher waste volume which was partially reduced by lower average priced waste.  In the prior year, we generated revenue from processing/disposal of higher activity waste streams received in early 2010.  Revenue from hazardous and non-hazardous waste was down by $208,000 or 22.4% primarily due to reduced waste volume of 6.8% and average pricing decrease of 28.1%. Other nuclear waste revenue increased approximately $670,000 or 23.4% primarily due to increased waste volume. Revenue in our Engineering Segment decreased approximately $29,000 or 4.4% primarily due to decreased billable hours of 11.3%, which was mostly offset by higher average billing rate of approximately 11.3%.

INDEX

Consolidated revenues increased $3,115,000 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Nuclear
Government waste	$12,742	24.3	$16,848	34.1	$(4,106)	(24.4)
Hazardous/Non-hazardous	1,848	3.5	1,820	3.7	28	1.5
Other nuclear waste	5,882	11.2	5,404	10.9	478	8.8
CHPRC	30,833	58.7	24,001	48.6	6,832	28.5
Total	51,305	97.7	48,073	97.3	3,232	6.7

Engineering	1,223	2.3	1,340	2.7	(117)	(8.7)

Total	$52,528	100.0	$49,413	100.0	$3,115	6.3

The Nuclear Segment realized revenue growth of $3,232,000 or 6.7% for the six months ended June 30, 2011 over the same period in 2010.  Revenue from CHPRC totaled $30,833,000 or 58.7% and $24,001,000 or 48.6% of our total revenue from continuing operations for the six months ended June 30, 2011, and 2010, respectively.  Revenue from CHPRC included approximately $21,339,000 and $20,345,000 generated for the six months ended June 30, 2011 and the corresponding period of 2010, respectively, from the CHPRC subcontract.  The increase of $994,000 or 4.9% from this subcontract was primarily due to increase in labor hours worked under this subcontract, higher average rate, and higher pass-through expenses.  Remaining revenue generated from CHPRC of approximately $9,494,000 and $3,656,000 for the six months ended June 30, 2011 and the corresponding period of 2010, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by total of $1,732,000 or 8.4% primarily due to higher waste volume, which was partially offset by lower averaged priced waste.  In the prior year, we generated revenue from the receipt and processing/disposal of higher activity waste streams received in late 2009 and 2010.  Revenue from hazardous and non-hazardous waste was up $28,000 or 1.5% primarily due to increased field service work, which was partially offset by lower waste volume of 7.4%.  Other nuclear waste revenue increased approximately $478,000 or 8.8% primarily due to increased waste volume.  Engineering Segment decreased approximately $117,000 or 8.7% primarily due to decreased billable hours of 13.1% which was partially offset by higher average billing rate of approximately 6.8%.

Cost of Goods Sold
Cost of goods sold increased $2,199,000 for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$20,389	72.1	$18,054	71.7	$2,335
Engineering	475	74.6	611	91.7	(136)
Total	$20,864	72.2	$18,665	72.2	$2,199

INDEX

The Nuclear Segment’s cost of goods sold for the three months ended June 30, 2011 were up $2,335,000 or 12.9% from the corresponding period of 2010.  The cost of goods sold within our Nuclear Segment includes approximately $8,730,000 and $8,413,000 in cost of goods sold for the three months ended June 30, 2011, and 2010, respectively, related to the CHPRC subcontract.  This increase of $317,000 or 3.8% was consistent with the increase in revenue for the CHPRC subcontract.  Excluding the cost of goods sold of the CHPRC subcontract, the Nuclear Segment costs increased approximately $2,018,000 or 20.9% primarily due to increased revenue from higher waste volume.  We saw increase in material and supplies, outside services, and disposal and transportation costs. Salaries, healthcare costs, and payroll related expenses were down due to the reduction in force which occurred in April but were partially offset by severance expense of $154,000 resulting from the reduction in force. Excluding the cost of the CHPRC subcontract, remaining cost as a percentage of revenue increased slightly by 1.3% due to revenue mix.  Engineering Segment costs decreased approximately $136,000 primarily due to lower material and supply costs and lower salaries and payroll related expenses from lower headcount resulting from the reduction in force which occurred during March 2011.  Included within cost of goods sold is depreciation and amortization expense of $1,129,000 and $1,147,000 for the three months ended June 30, 2011, and 2010, respectively.

Cost of goods sold increased $4,161,000 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$40,354	78.7	$36,163	75.2	$4,191
Engineering	1,095	89.5	1,125	84.0	(30)
Total	$41,449	78.9	$37,288	75.5	$4,161

Cost of goods sold for the Nuclear Segment increased $4,191,000 or 11.6%, which included the cost of goods sold of approximately $17,320,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $16,555,000 for the six months ended June 30, 2010. The increase in cost of goods sold for the CHPRC subcontract of $765,000 or 4.6% was consistent with the increase in revenue for the CHPRC subcontract. Excluding the CHPRC subcontract, the remaining Nuclear Segment cost of goods sold increased $3,426,000 or approximately 17.5% primarily due to increases in material and supplies, disposal costs, transportation costs, and outside service expense.  Salaries, healthcare costs, and payroll related expenses were down but were partially reduced by the $154,000 in severance expense as mentioned previously.  Cost as a percentage of revenue increased by 6.2% due to revenue mix and higher waste volume. The Engineering Segment’s cost of goods sold decreased approximately $30,000 primarily due to reduced pass-through expenses related to lower revenue.  In addition, we saw lower salaries and payroll related expenses from lower headcount resulting from the reduction in force which occurred in March 2011.  The decrease in cost of goods sold was partially offset by reduced allocation of internal labor hours to the Company’s internal facilities.  During the first half of 2010, the Engineering Segment had three major projects for our subsidiary, Perma-Fix of Northwest Richland, Inc. (“PFNWR”), and our subsidiary, Perma-Fix of South Georgia, Inc. (“PFSG”) (now in discontinued operations), which did not reoccur in the first half of 2011.  We also incurred severance expense of approximately $35,000 resulting from the reduction in force.  Included within cost of goods sold is depreciation and amortization expense of $2,261,000 and $2,177,000 for the six months ended June 30, 2011, and 2010, respectively.

INDEX

Gross Profit
Gross profit for the quarter ended June 30, 2011, increased $867,000 over 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$7,887	27.9	$7,127	28.3	$760
Engineering	162	25.4	55	8.3	107
Total	$8,049	27.8	$7,182	27.8	$867

The Nuclear Segment gross profit increased $760,000 or 10.7% for the three months ended June 30, 2011 from the corresponding period of 2010.  The Nuclear gross profit included $1,915,000 and $1,885,000 in gross profit for the three months ended June 30, 2011 and 2010, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract of approximately 18.0% and 18.3% for the three months ended June 30, 2011 and 2010, respectively, was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract, remaining Nuclear gross profit increased $730,000 primarily due to increased revenue from increased waste volume and reduction in salaries, healthcare costs, and payroll related expenses from the reduction in force which occurred in April.  Gross margin decreased slightly by 1.3% from 35.2% to 33.9% primarily due to lower average priced waste.  In 2010, we processed/disposed of higher activity waste with higher average price. The increase in gross profit and gross margin in the Engineering Segment was primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in force which occurred during March 2011.

Gross profit for the six months ended June 30, 2011, decreased $1,046,000 over 2010, as follows:

		%		%
(In thousands)	2011	Revenue	2010	Revenue	Change
Nuclear	$10,951	21.3	$11,910	24.8	$(959)
Engineering	128	10.5	215	16.0	(87)
Total	$11,079	21.1	$12,125	24.5	$(1,046)

The Nuclear Segment gross profit decreased $959,000 or 8.1%, which included gross profit of approximately $4,019,000 and $3,790,000 in gross profit for the six months ended June 30, 2011 and 2010, respectively, for the CHPRC subcontract. Gross margin on the CHPRC subcontract of approximately 18.8% and 18.6% for the six months ended June 30, 2011 and the corresponding period of 2010, respectively, was in accordance with the contract fee provisions. Excluding the CHPRC subcontract, Nuclear Segment gross profit decreased $1,188,000 or 14.6%.  The decrease in gross margin of 6.2% from 29.3% to 23.1% was primarily due to lower margin waste.  In 2010, we processed/disposed of higher activity waste with higher average price. The Engineering Segment gross profit and gross margin were lower primarily due to reduced allocation of internal labor hours as discussed above in addition to reduced external labor hours.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $60,000 for the three months ended June 30, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$1,663	¾	$1,570	¾	$93
Nuclear	1,672	5.9	1,722	6.8	(50)
Engineering	101	15.9	84	12.6	17
Total	$3,436	11.9	$3,376	13.1	$60

INDEX

The increase in administrative SG&A was primarily the result of higher legal expense incurred for the potential acquisition of Safety and Ecology Holdings Corporation (“Safety”) (see “Potential Acquisition” in “Liquidity and Capital Resources of the Company” below for further information regarding this potential acquisition).  The increase was partially offset by lower healthcare and general expenses.  The decrease in Nuclear Segment SG&A was primarily due to lower outside service expense and lower general expense in various categories as we continue to streamline our costs.  This decrease was partially offset by higher bonus/commission resulting from higher revenue. The increase in Engineering Segment’s SG&A was primarily due to higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $47,000 and $8,000 for the three months ended June 30, 2011, and 2010, respectively.

SG&A expenses decreased $10,000 for the six months ended June 30, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$3,175	¾	$3,151	¾	$24
Nuclear	3,456	6.7	3,463	7.2	(7)
Engineering	177	14.5	204	15.2	(27)
Total	$6,808	13.0	$6,818	13.8	$(10)

The increase in administrative SG&A was primarily due to higher legal expense incurred for the potential acquisition as mentioned above and higher outside service expense for corporate business/consulting matters.  The increase was partially offset by lower healthcare and travel costs.  Nuclear Segment SG&A was lower primarily due to lower bad debt expense, lower outside service expense from fewer business/consulting matters, and lower healthcare and general costs.  The decrease was partially offset by higher commission due to higher revenue.  Engineering SG&A was lower primarily due to lower salaries and payroll related expenses and lower trade show/advertising expenses.  The decrease was partially offset by higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $71,000 and $43,000 for the six months ended June 30, 2011 and 2010, respectively.

Research and Development
Research and development costs increased $216,000 for the three months ended June 30, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$395	1.4	$179	0.7	$216

The increase was primarily due to increased lab and payroll costs from more research and development projects.

Research and Development
Research and development costs increased $272,000 for the six months ended June 30, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$661	1.3	$389	0.8	$272

The increase was primarily due to increased payroll and lab costs from more research and development projects.

INDEX

Interest Expense
Interest expense decreased $23,000 and $65,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding period of 2010.

	Three Months			Six Months
(In thousands)	2011	2010	Change	2011	2010	Change
PNC interest	$111	$110	$1	$208	$237	$(29)
Other	72	96	(24)	151	187	(36)
Total	$183	$206	$(23)	$359	$424	$(65)

The decrease in interest expense for the three months ended June 30, 2011, as compared to the corresponding period in 2010 was primarily due to reduced loan balance from continuing reductions to principal on the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, PFNWR, and the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig (which was modified on April 18, 2011). The reduction in interest expense mentioned above was partially offset by higher interest expense from a $1,322,000 promissory note entered into in September 2010 in connection with an earn-out amount we are required to pay from the acquisition of PFNW and PFNWR.   The decrease in interest expense for the six months ended June 30, 2011, as compared to the corresponding period of 2010, was primarily due to reduced loan balance on the Term Loan from monthly principal payments and the explanation as discussed for the three months ended June 30, 2011.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $48,000 and $49,000 for the three and six months ended June 30, 2011, respectively, as compared to the corresponding period of 2010.  The decrease for the three and six months ended June 30, 2011, was primarily due to debt discount which became fully amortized as financing fees on May 8, 2011 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009.  This decrease in interest expense-financing fee was partially offset by additional debt discount amortized related to the extension of the two Warrants as consideration for extending the due date of the loan from May 8, 2011 to April 8, 2012.

Interest Income
Interest income decreased approximately $3,000 and $11,000 for the three and six months ended June 30, 2011, as compared to the corresponding period of 2010, respectively.  The decrease for the three and six months was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Income Tax Expense
Income tax expense for continuing operations was $1,445,000 for the three months ended June 30, 2011, as compared to $1,219,000 for the corresponding period of 2010 and $1,105,000 for the six months ended June 30, 2011, as compared to $1,638,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 36.2% and 36.6% for the three months ended June 30, 2011 and 2010, respectively, and 35.4% and 37.8% for the six months ended June 30, 2011 and 2010, respectively. We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

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

On June 13, 2011, we entered into a definitive Stock Purchase Agreement (“Agreement”) to sell 100% of the capital stock of PFFL, to the hazardous waste management company noted above for approximately $5,500,000 in cash, subject to certain working capital adjustments. The completion of this transaction is subject to the satisfaction of numerous conditions precedent.  We expect to close this transaction during August 2011.

We continue to move forward in negotiation for a definitive agreement to sell our PFO operation.  The purchase price of the LOI is subject to adjustment under certain conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies.

Our discontinued operations had net revenue of $2,538,000 and $5,167,000 for the three and six months ended June 30, 2011, as compared to $2,249,000 and $4,542,000 for the corresponding period of 2010.  We had net loss of $32,000 and net income of $180,000 for our discontinued operations for the three and six months ended June 30, 2011, respectively, as compared to net loss of $670,000 and net loss of $608,000 for the three and six months ended June 30, 2010, respectively.

Assets and liabilities related to discontinued operations total $7,590,000 and $5,613,000 as of June 30, 2011, respectively and $7,433,000 and $5,747,000 as of December 31, 2010, respectively.

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

At June 30, 2011, we had cash of $27,000.  The following table reflects the cash flow activities during the six months of 2011.

(In thousands)	2011
Cash provided by operating activities of continuing operations	$4,133
Cash used in operating activities of discontinued operations	(31)
Cash used in investing activities of continuing operations	(3,594)
Cash used in investing activities of discontinued operations	(135)
Cash used in financing activities of continuing operations	(392)
Principal repayment of long-term debt for discontinued operations	(55)
Decrease in cash	$(74)

INDEX

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at June 30, 2011, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $14,878,000 at June 30, 2011, an increase of $6,337,000 over the December 31, 2010 balance of $8,541,000.  The increase was primarily within the Nuclear Segment, which experienced an increase of approximately $6,283,000 primarily due to increased invoicing from increase in revenue. The Engineering Segment experienced an increase of approximately $54,000 due mainly to increase in invoicing.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. As of June 30, 2011, unbilled receivables totaled $12,314,000, an increase of $322,000 from the December 31, 2010 balance of $11,992,000.  The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of June 30, 2011 is $10,558,000, an increase of $1,122,000 from the balance of $9,436,000 as of December 31, 2010. The long term portion as of June 30, 2011 is $1,756,000, a decrease of $800,000 from the balance of $2,556,000 as of December 31, 2010.

As of June 30, 2011, total consolidated accounts payable was $6,480,000, an increase of $1,589,000 from the December 31, 2010 balance of $4,891,000. The increase was the result of increased vendor invoices from increases in revenue.  In addition, our accounts payable included certain capital expenditures which were pending payment.  We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued expenses as of June 30, 2011, totaled $6,569,000, an increase of $573,000 over the December 31, 2010 balance of $5,996,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The increase was primarily due to approximately $840,000 recorded in earn-out amount payable for measurement period ended June 30, 2011 in connection with the acquisition of PFNWR facility in June 2007 (see “Liquidity and Capital Resources of the Company – Financing Activities” for further information regarding this earn-out amount).

Disposal/transportation accrual as of June 30, 2011, totaled $2,699,000, an increase of $511,000 over the December 31, 2010 balance of $2,188,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  During the first six months of 2011, we had less wastes shipped for disposal as compared to 2010 year end which increased the amount of waste on site or in-transit that needed to be accrued.

Our working capital was $2,804,000 (which includes working capital of our discontinued operations) as of June 30, 2011, as compared to a working capital of $2,329,000 as of December 31, 2010. The improvement in our working capital was primarily due to the increase in our trade receivables from increased revenue and the final principal installment payment of approximately $833,000 on the $2,500,000 note we entered into in connection with the acquisition of PFNWR and PFNW in June 2007.  Our working capital was negatively impacted by the increase in our unearned revenue and increases in our accounts payable and accruals as discussed above.

INDEX

Investing Activities
Our purchases of capital equipment for the six months ended June 30, 2011 totaled approximately $1,693,000, of which $1,689,000 and $4,000 was for our continuing and discontinued operations, respectively. These expenditures were for improvements to operations primarily within the Nuclear Segment.  These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,600,000 for 2011 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

·
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account.

·	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium.
·	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.
·
three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis.  The second of the third payments was made in January 2011; and

·	a payment of $2,008,000 (payable in February 2011), of which $1,982,000 is to be deposited in a sinking fund account, with the remaining $26,000 representing a terrorism premium.

During February 2011, the $2,008,000 and the $1,073,000 installment payments which had remained payable on the closure policy were amended, subject to finalization of the closure policy modification, as follows: $1,004,000 was to be paid by February 2011, of which $991,000 was to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is due December 2011, of which $888,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  In February 2011, we paid the $1,004,000 under the amended terms. As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage increased to $37,300,000 in March 2011. The maximum allowable coverage will be increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

INDEX

As of June 30, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,456,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $864,000 on the sinking fund as of June 30, 2011. Interest income for the three and six months ended June 30, 2011, was approximately $8,000 and $17,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of June 30, 2011, we have recorded $5,873,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $173,000 on the sinking fund as of June 30, 2011.  Interest income for the three and six months ended June 30, 2011 totaled approximately $4,000 and $8,000, respectively.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association (“PNC”), a national banking association acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2011, the excess availability under our Revolving Credit was $13,843,000 based on our eligible receivables.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2010, and we expect to meet our financial covenants in 2011.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of June 30, 2011:

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
PNC Credit Facility	(dollares in thousands)	(dollares in thousands)	(dollares in thousands)
Fixed charge coverage ratio	1:25:1	1:35:1	1:54:1
Minimum tangible adjusted net worth	$30,000	$61,707	$63,585

INDEX

In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  On June 30, 2011, we made the final principal installment of $833,333 plus accrued interest of $69,000.

The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.

INDEX

In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ended June 30, 2010. Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ended June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (n/k/a “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty.   As of June 30, 2011, we have determined that the remaining $840,000 in earn-out amount has been earned for measurement year ended June 30, 2011.  We anticipate paying this earn-out amount in October 2011.

On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on June 26, 2009.  The shelf registration statement gives the Company the ability to sell up to 5,000,000 shares of its Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time.  The terms of any offering under the registration statement will be established at the time of the offering.  The Company does not have any immediate plans or current commitments to issue shares under the registration statement.  This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

In order to complete the acquisition of Safety and Ecology Holdings Corporation which provides environmental and nuclear waste management similar to our business, as discussed below under “Potential Acquisition”, we will be required to increase our credit facilities.  In connection therewith, we have entered into a commitment letter with our senior lender, PNC, to increase our revolving and term credit facilities.  See further discussion of this commitment letter below in “Potential Acquisition”.

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  Cash to be received from the sale of PFFL, PFO, and PFSG will be used to reduce our revolver, with the remaining used for working capital needs. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations, excluding the liquidity needs to complete the potential acquisition discussed herein, which will require us to substantially increase our existing credit facilities.

INDEX

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2011	2012- 2014		2015 - 2016	After 2016
Long-term debt (1)	$9,289	$1,274	$8,015	$	¾	$	¾
Interest on fixed rate long-term debt (2)	74	28	46		¾		—
Interest on variable rate debt (3)	201	109	92		¾		¾
Operating leases	2,107	310	1,142		532		123
Finite risk policy (4)	2,127	1,073	1,054		¾		¾
Pension withdrawal liability (5)	618	85	533		¾		¾
Environmental contingencies (6)	832	532	176		77		47
Earn Out Amount - PFNWR (7)	840	840	—		—		—
Total contractual obligations	$16,088	$4,251	$11,058		$609		$170

(1) Amount excludes debt discount of approximately $32,000 in connection with an amended loan dated April 18, 2011, between the Company and Mr. William Lampson and the estate of Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

(2)  The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a PFNW) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as result of our acquisition of PFNW and PFNWR.  The promissory note provides for thirty six equal monthly payments of approximately $40,000 consisting of interest and principal starting October 15, 2010.

(3) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.5% and 4.0%, respectively, in years 2011 through July 2012.  Our interest calculation includes proceeds to be received from the anticipated sales of PFFL and PFO which will be used to pay down/payoff our Revolving Credit.  In addition, we have a $990,000 promissory note dated April 18, 2011, as amended, with Mr. William Lampson and the estate of Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  See “Liquidity and Capital Resources – Financing Activities” for further information on this note.

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

INDEX

(7)  In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  As of June 30, 2011, $840,000 in final earn-out amount has been earned for measurement year ended June 30, 2011. We anticipate paying this amount in October 2011.  See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2010 and 2.5%, of accounts receivable as of December 31, 2010.  Additionally, this allowance was approximately 0.4% of revenue for the six months ended June 30, 2011, and 1.3% of accounts receivable as June 30, 2011.

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

INDEX

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

INDEX

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

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and the U.S. Department of Defense (“DOD”) represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season. This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in large fluctuations in the remainder of 2011.

INDEX

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, we do not believe that economic upturns or downturns have a significant impact on the demand for our services.  Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

The higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will reduce after 2011 as the DOE has committed to spend most of its cleanup funds by the end of September 2011.  The availability of additional general funding that will be available for DOE’s cleanup projects will depend on future funding and its annual budgets.  Therefore, we expect that demand for our services within our Nuclear Segment will be subject to fluctuations due to a variety of factors beyond our control, including our national debt, the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matter:
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the “return-of-waste clause” contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. (“Philo”), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo’s customer El du Pont de Nemours and Company (“DuPont”).  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the “return-of-waste” clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $24,024,000 or 83.1% and $43,575,000 or 83.0% (within our Nuclear Segment) of our total revenue from continuing operations during the three and six months ended June 30, 2011, respectively, as compared to $21,391,000 or 82.8% and $40,849,000 or 82.7% of our total revenue from continuing operations during the corresponding period of 2010.

During the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC.  These three contracts were renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $17,171,000 or 59.4% and $30,833,000 or 58.7% of our total revenue from continuing operations for three and six months ended June 30, 2011, respectively, as compared to $12,276,000 or 47.4% and $24,001,000 or 48.6% for the corresponding period of 2010.

INDEX

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

Potential Acquisition
On July 15, 2011, the Company, Homeland Security Capital Corporation (“Homeland”), and Safety and Ecology Holdings Corporation (“Safety”) entered into a definitive Stock Purchase Agreement (“Purchase Agreement”), whereby the Company is to purchase at closing of the Purchase Agreement all of the issued and outstanding shares of capital stock of Safety and its subsidiaries (the “Acquisition”). Homeland is the owner of all of the issued and outstanding capital stock of Safety.  The consummation of the Acquisition is subject to numerous conditions precedent, including, but not limited to, the Company entering into a definitive agreement with its lender, whereby the lender increases the amount of the Company’s credit facilities and provides the financing to the Company to fund the cash portion of the purchase price, Homeland’s stockholders approve the transaction and Homeland has complied with the Information Statement requirements under the Securities Exchange Act of 1934, as amended.  If the Acquisition is consummated, the Company agrees to pay Homeland the following, subject to the terms of the Purchase Agreement and adjustments of the purchase price as set forth in the Agreement:

3.	Cash Consideration. At the closing, the Company will pay:

(a)
$20,000,000 of the cash consideration, as may be adjusted by the estimated net working capital adjustment at the closing, less the aggregate amount of the purchase price due and owing the Company for the Company’s Common Stock to be purchased by the Management Investors as described below, to Homeland, and

(b)
$2,000,000 of the cash consideration to SunTrust Bank, as escrow agent (the “Escrow Agent”), to be held and administered pursuant to the terms of the escrow agreement, to satisfy claims of the Company for indemnity pursuant to the terms of the Purchase Agreement and for any other purpose specifically set forth in the Escrow Agreement.

INDEX

4.	Promissory Note (the “Note”). The Note in the principal amount of $2,500,000 shall be issued by the Company to the order of Homeland. The Note:

·	shall be unsecured;
·	shall bear an annual interest rate equal to 6%;
·	shall be non-negotiable;
·	may not be sold, transferred or assigned by Homeland without the prior written consent of the Company;
·	shall be subject to offset under certain conditions; and
·
shall be payable over a three (3) year period in thirty-six (36) monthly installments of principal and interest, with each monthly installment to be as follows:  the sum of $76,054.84 principal and interest, with the final installment to be in the sum of the remaining unpaid principal balance due under the Note plus accrued interest, due thereon.

The Note further provides that on the failure of the Company to pay any monthly installment of principal and interest within 30 days when due or in the event of bankruptcy of the Company or upon a change in control of the Company:

·	the annual interest rate will automatically increase (without any action on the part of Homeland) as of such default date to 12% during the period of such default, and

·
Homeland will have the option to declare the Note in default and to be immediately due and payable, and Homeland will thereafter during the period of such event of default, at its option and in its sole discretion, have the right to elect by written election delivered to the Company to receive in full and complete satisfaction of all of the Company’s obligations under the Note either:

(1)	The cash amount equal to the sum of the unpaid principal balance owing under the Note and all accrued and unpaid interest thereon, plus the Expenses (as defined in the Note) (the “Payoff Amount”);

(2)
Subject to certain conditions set forth in the Purchase Agreement, the number of fully paid and non-assessable shares of the Company’s restricted Common Stock (the “Payoff Shares”), equal to the quotient determined by dividing the Payoff Amount by the average of the closing prices per share of the Company’s Common Stock as reported by the primary national securities exchange or automatic quotation system on which the Company’s Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by the Company of the written demand notice and Homeland’s written election to receive Payoff Shares in full and complete satisfaction of the Company’s obligations under the Note; provided, however, that the number of Payoff Shares plus the number of shares of the Company’s Common Stock to be issued to the Management Investors, as described below, shall not exceed 19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of this Agreement.  If issued, the Payoff Shares will be issued in a private placement and not be registered and Homeland will not be entitled to registration rights with respect to the Payoff Shares, except for certain piggyback rights.

INDEX

(3)
Subject to the terms of the Purchase Agreement, any combination of the Payoff Amount and the Payoff Shares, provided, however, that the aggregate amount of the Payoff Amount and the Payoff Shares shall not exceed the unpaid principal balance and accrued interest due under the Note as of receipt by PESI of the written demand notice, with the number of Payoff Shares to be determined by dividing the amount of the Payoff Amount which is to be paid in Payoff Shares by the average of the closing prices per share of the Company’s Common Stock as reported by the primary national securities exchange or automatic quotation system on which the Company’s Common Stock is traded during the thirty (30) consecutive trading day period ending on the trading day immediately prior to receipt by the Company of the written demand notice and Homeland’s written election to receive a portion of the Payoff Amount in Payoff Shares, with such notice to specify the amount of the Payoff Amount to be paid in Payoff Shares.

The purchase price is also subject to certain working capital adjustments to be determined within 75 days following the closing as set forth in the Purchase Agreement and could be further subject to certain offsets as described in the Purchase Agreement.

Contemporaneously with the closing of the Acquisition, Homeland is to cause certain individuals (each a “Management Investor” and collectively, “Management Investors”) to purchase in a private placement restricted shares of Common Stock of the Company, at a per share price determined by dividing $1,000,000 by the average of the closing prices of the Company’s Common Stock as reported by the NASDAQ for the 30 consecutive trading day period ending on the trading day immediately prior to the earlier of (a) the Closing Date or (b) the public announcement of the Acquisition by the Company.  The purchases by the Management Investors shall be unregistered, meeting the requirements of Rule 506 of Regulation D promulgated under the Securities Act.  Homeland shall cause the Management Investors to purchase an aggregate number of restricted shares of the Company’s Common Stock valued at not less than $900,000 nor more than $1,000,000.  The Company shall reduce from the cash portion of the purchase price, and the Company shall retain, the amount owing by the Management Investors for the shares of the Company’s Common Stock.

Safety, headquartered in Knoxville, Tennessee, specializes in the remediation of nuclear materials for the U.S. Department of Energy, U.S. Department of Defense, and other federal agencies.  Safety employs more than 450 employees and, based on Homeland’s 2010 Form 10-K, Safety generated approximately $86.0 million in revenue and $3.3 million in net income for the fiscal year ended June 30, 2010.  We expect to complete the Acquisition during the third quarter of 2011.

In connection with the potential acquisition of Safety, we have entered into a commitment letter with our senior lender, PNC, to increase our revolving and term credit facilities with PNC to approximately $43,500,000, the proceeds of which would be used to:

·	refinance existing senior bank debt;
·	partially fund capital expenditures;
·	provide for our ongoing working capital needs; and
·	finance the cash portion of the acquisition of Safety.

Under the commitment, the following credit facilities would be made available to us;

·	up to $25,000,000 secured revolving credit facility, subject to a borrowing based on a certain percentage of eligible receivables and certain reserves;
·	term loan up to $16,000,000 limited to certain percentages of the liquidation value of eligible machinery and equipment, plus a certain percentage of the fair market value of eligible real estate; and
·	up to $2,500,000 equipment line, subject to certain limitations.

INDEX

The new credit facilities would be secured by substantially all of our assets and stock of our subsidiaries, be for a term of five (5) years and completion of the new credit facilities being subject to numerous conditions precedent, including, but not limited to, execution of definitive loan documentation, certain minimum excess revolving credit availability, completion of the sale of PFFL, and completion of the acquisition of Safety.

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

At June 30, 2011, we had total accrued environmental remediation liabilities of $2,330,000 of which $1,380,000 is recorded as a current liability, which reflects an increase of $74,000 from the December 31, 2010, balance of $2,256,000.  The net increase represents an increase to the reserve of $50,000 and $163,000 at PFMI and PFM, respectively, due to reassessment of our remediation reserves offset by payment on remediation projects of $139,000.  The June 30, 2011, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$237	$146	$383
PFM	295	94	389
PFSG	788	710	1,498
PFMI	60	─	60
Total Liability	$1,380	$950	$2,330

INDEX

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of June 30, 2011, the Company had approximately $8,058,000 in variable rate borrowing. Assuming a 1% change in the average interest rate as of June 30, 2011, our interest cost would change by approximately $81,000.  As of June 30, 2011, we had no interest swap agreement outstanding.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) were effective, as of June 30, 2011.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2010, and Item 1, Part II of our Form 10-Q for the period ended March 31, 2011, which are incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

INDEX

Item 6.	Exhibits
(a)	Exhibits
2.1
Stock Purchase Agreement by and between Triumvirate Environmental, Inc. and Perma-Fix Environmental Services, Inc. dated June 13, 2011.  The Registrant will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.2
Stock Purchase Agreement, dated July 15, 2011, by and among Perma-Fix Environmental Services, Inc., Homeland Security Capital Corporation, and Safety and Ecology Holding Corporation, which is incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2011.

4.1
Form of Promissory Note in the original principal sum of $2,500,000 to be issued to Homeland Security Capital Corporation at the closing of the Stock Purchase Agreement as Exhibit 2.2 above, which is incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on July 20, 2011.

	10.1	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Mr. Jim Blankenhorn.
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data File in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 5, 2011	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 5, 2011	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer