Form 10-Q
period 2011-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2011-11-07
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 1, 2011
Common Stock, $.001 Par Value	56,030,038 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

	September 30, 2011	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2010

ASSETS
Current assets:
Cash	$10,641	$101
Restricted cash	75	35
Accounts receivable, net of allowance for doubtful accounts of $203 and $215, respectively	17,032	8,541
Unbilled receivables - current	8,665	9,436
Inventories	449	465
Prepaid and other assets	2,895	2,870
Deferred tax assets - current	107	1,734
Current assets related to discontinued operations	504	2,034
Total current assets	40,368	25,216

Property and equipment:
Buildings and land	25,691	24,693
Equipment	33,394	33,279
Vehicles	235	235
Leasehold improvements	11,510	11,506
Office furniture and equipment	1,911	1,890
Construction-in-progress	1,448	593
	74,189	72,196
Less accumulated depreciation and amortization	(35,143)	(31,753)
Net property and equipment	39,046	40,443

Property and equipment related to discontinued operations	2,631	4,209

Intangibles and other long term assets:
Permits	16,865	16,863
Goodwill	16,170	15,330
Unbilled receivables – non-current	782	2,556
Finite Risk Sinking Fund	19,342	17,424
Other assets	2,074	2,084
Intangible and other assets related to discontinued operations	1,061	1,190
Total assets	$138,339	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

	September 30, 2011	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,286	$4,891
Accrued expenses	10,501	5,996
Disposal/transportation accrual	2,673	2,188
Unearned revenue	8,487	3,527
Current liabilities related to discontinued operations	2,416	2,673
Current portion of long-term debt	2,075	3,612
Total current liabilities	31,438	22,887

Accrued closure costs	12,421	12,362
Other long-term liabilities	595	671
Deferred tax liability	1,262	1,180
Long-term liabilities related to discontinued operations	1,965	3,074
Long-term debt, less current portion	3,487	6,637
Total long-term liabilities	19,730	23,924

Total liabilities	51,168	46,811

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 55,211,796 and 55,106,180 shares issued, respectively; 55,173,586 and 55,067,970 shares outstanding, respectively	55	55
Additional paid-in capital	101,278	100,821
Accumulated deficit	(15,359)	(23,569)
Less Common Stock in treasury at cost; 38,210 shares, respectively	(88)	(88)
Total stockholders' equity	85,886	77,219

Total liabilities and stockholders' equity	$138,339	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2011	2010	2011	2010

Net revenues	$32,787	$22,864	$85,315	$72,277
Cost of goods sold	21,486	20,269	62,935	57,558
Gross profit	11,301	2,595	22,380	14,719

Selling, general and administrative expenses	4,022	3,435	10,829	10,253
Research and development	357	345	1,019	734
Loss on disposal of property and equipment	—	143	—	145
Income (loss) from operations	6,922	(1,328)	10,532	3,587

Other income (expense):
Interest income	14	15	40	51
Interest expense	(99)	(157)	(458)	(581)
Interest expense-financing fees	(22)	(103)	(178)	(308)
Other	5	(1)	8	5
Income (loss) from continuing operations before taxes	6,820	(1,574)	9,944	2,754
Income tax expense (benefit)	2,399	(609)	3,504	1,029
Income (loss) from continuing operations	4,421	(965)	6,440	1,725

Loss from discontinued operations, net of taxes	(187)	(101)	(7)	(708)
Gain on disposal of discontinued operations, net of taxes	1,777	—	1,777	—
Net income (loss)	$6,011	$(1,066)	$8,210	$1,017

Net income (loss) per common share – basic:
Continuing operations	$.08	$(.02)	$.12	$.03
Discontinued operations	—	—	—	(.01)
Disposal of discontinued operations	.03	—	.03	—
Net income (loss) per common share	$.11	$(.02)	$.15	$.02

Net income (loss) per common share – diluted:
Continuing operations	$.08	$(.02)	$.12	$.03
Discontinued operations	—	—	—	(.01)
Disposal of discontinued operations	.03	—	.03	—
Net income (loss) per common share	$.11	$(.02)	$.15	$.02

Number of common shares used in computing net income (loss) per share:
Basic	55,174	55,031	55,137	54,906
Diluted	55,174	55,031	55,142	55,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010
Cash flows from operating activities:
Net income	$8,210	$1,017
Less: income (loss) on discontinued operations (Note 8)	1,770	(708)

Income from continuing operations	6,440	1,725
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,503	3,374
Amortization of debt discount	131	250
Deferred taxes	1,709	607
Provision for bad debt and other reserves	22	55
Loss on disposal of plant, property and equipment	―	145
Issuance of common stock for services	159	180
Share based compensation	262	237
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(8,513)	2,324
Unbilled receivables	2,545	1,097
Prepaid expenses, inventories and other assets	982	1,639
Accounts payable, accrued expenses and unearned revenue	6,864	(6,161)
Cash provided by continuing operations	14,104	5,472
Cash provided by (used in) discontinued operations	1,036	(102)
Gain on disposal of discontinued operations (Note 8)	(1,777)	―
Cash provided by operating activities	13,363	5,370

Cash flows from investing activities:
Purchases of property and equipment	(1,995)	(1,466)
Payment to finite risk sinking fund	(1,918)	(1,930)
Change in restricted cash	(40)	―
Proceeds from sale of plant, property and equipment	―	1
Payment of earn-out to Nuvotec shareholders	―	(1,000)
Cash used in investing activities of continuing operations	(3,953)	(4,395)
Cash provided by (used in) investing activities of discontinued operations	6	(419)
Net proceeds from sale of capital stock of discontinued operations (Note 8)	5,370	―
Cash provided by (used in) investing activities	1,423	(4,814)

Cash flows from financing activities:
Net (repayment) borrowing of revolving credit	(2,019)	791
Principal repayments of long term debt	(2,763)	(2,470)
Proceeds from finite risk financing	685	653
Proceeds from issuance of stock	―	509
Cash used in financing activities of continuing operations	(4,097)	(517)
Principal repayments of long term debt for discontinued operations	(149)	(29)
Cash used in financing activities	(4,246)	(546)

Increase in cash	10,540	10
Cash at beginning of period	101	66
Cash at end of period	$10,641	$76

Supplemental disclosure:
Interest paid	$563	$689
Income taxes paid	551	457
Non-cash investing and financing activities:
Warrants extension for debt modification	36	―
Long-term debt incurred for purchase of property and equipment	―	87
Note issued for earn-out to Nuvotec shareholders	―	1,322

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2011)

(Amounts in thousands,	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Treasury	Deficit	Equity
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$(23,569)	$77,219

Net income	—	—	—	—	8,210	8,210
Warrant extension for debt modification	—	—	36	—	—	36
Issuance of Common Stock for services	105,616	—	159	—	—	159
Stock-Based Compensation	—	—	262	—	—	262
Balance at September 30, 2011	55,211,796	$55	$101,278	$(88)	$(15,359)	$85,886

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

As previously disclosed, on October 6, 2010, our Board of Directors authorized the divestiture of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under Accounting Standards Codification (“ASC”) 360 (“ASC 360”), “Property, Plant, and Equipment”, and therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.  See “Note 8 – Discontinued Operations and Divestitures” for the sale of our PFFL subsidiary on August 12, 2011 and “Note 12 – Subsequent Events – Divestiture of Perma-Fix of Orlando, Inc. (“PFO”)” on the sale of PFO completed on October 14, 2011.

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

Index

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  We do not expect ASU 2011-05 to have a material impact on our current presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

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

On August 24, 2011, we granted an aggregate of 90,000 options from the Company’s 2003 Outside Directors Stock Plan to our one newly elected director and our five re-elected directors at our Annual Meeting of Stockholders held on August 24, 2011.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $1.41 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.  During 2010, 72,000 options were granted from the same plan to our six re-elected outside directors at the Company’s September 29, 2010 Annual Meeting of Stockholders.

On July 25, 2011, we granted 300,000 Incentive Stock Options (“ISOs”) from the 2010 Stock Option Plan to Mr. James Blankenhorn, our Chief Operating Officer, which allows for the purchase of up to 300,000 shares of the Company’s Common Stock at $1.57 per share.  Mr. Blankenhorn’s employment with the Company became effective June 1, 2011.  The options granted are for a term of six years from grant date with one-third yearly vesting over a three year period.  No employee options were granted during the nine months ended September 30, 2010.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted during the nine months ended September 30, 2011 and 2010 noted above and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

Index

	Outside Director Stock Options Granted
	September 30, 2011	September 30, 2010
Weighted-average fair value per share	$.94	$1.12
Risk -free interest rate (1)	2.29%	2.52%
Expected volatility of stock (2)	57.48%	60.69%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

Employee Stock Options Granted as of September 30, 2011
Weighted-average fair value per share	$.89
Risk -free interest rate (1)	1.92%
Expected volatility of stock (2)	60.02%
Dividend yield	None
Expected option life (3)	6.0 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

As of September 30, 2011, we had 2,030,833 employee stock options outstanding, of which 1,644,166 are vested.  The weighted average exercise price of the 1,644,166 outstanding and fully vested employee stock options is $2.09 with a remaining weighted contractual life of 1.98 years.  Additionally, we had 811,000 outstanding director stock options, of which 721,000 are vested.  The weighted average exercise price of the 721,000 outstanding and fully vested director stock options is $2.23 with a remaining weighted contractual life of 5.01 years.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2011 and 2010 for our employee and director stock options.

Stock Options	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee Stock Options	$53,000	$71,000	$205,000	$209,000
Director Stock Options	17,000	1,000	57,000	28,000
Total	$70,000	$72,000	$262,000	$237,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of September 30, 2011, we have approximately $331,000 of total unrecognized compensation cost related to unvested options, of which $75,000 is expected to be recognized in the remainder of 2011, $117,000 in 2012, $89,000 in 2013, and $50,000 in 2014.

Index

4.	Capital Stock, Stock Plans, and Warrants

During the nine months ended September 30, 2011, we issued 105,616 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We pay each of our outside directors $6,500 in fees quarterly for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, effective August 24, 2011, our Research and Development Committee Chairman (a newly formed Committee) will receive an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of September 30, 2011 as compared to September 30, 2010, and changes during the periods then ended are presented as follows.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Director Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding Janury 1, 2011	2,755,525	$2.09
Granted	390,000	1.53
Exercised	─	─		$	─
Forfeited	(303,692)	1.84
Options outstanding End of Period (2)	2,841,833	2.04	3.4	$	─
Options Exercisable at September 30, 2011 (1)	2,365,166	$2.13	2.9	$	─
Options Vested and expected to be vested at September 30, 2011	2,841,833	$2.04	3.4	$	─

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2010	3,109,525	$2.05
Granted	72,000	1.68
Exercised	(350,000)	1.70		$223,000
Forfeited	(60,000)	2.11
Options outstanding End of Period (1)	2,771,525	2.09	3.5	$36,900
Options Exercisable at September 30, 2010 (1)	2,301,025	$2.10	3.3	$16,900
Options Vested and expected to be vested at September 30, 2010	2,752,634	$2.09	3.5	$36,900

(1)	Options with exercise prices ranging from $1.42 to $2.98
(2)	Options with exercise prices ranging from $1.41 to $2.98

Index

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2011	2010	2011	2010
Income (loss) per share from continuing operations
Income (loss) from continuing operations	$4,421	$(965)	$6,440	$1,725
Basic income (loss) per share	$.08	$(.02)	$.12	$.03
Diluted income (loss) per share	$.08	$(.02)	$.12	$.03

(Loss) income per share from discontinued operations
Loss from discontinued operations	$(187)	$(101)	$(7)	$(708)
Basic loss per share	$-	$-	$-	$(.01)
Diluted loss per share	$-	$-	$-	$(.01)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$1,777	$-	$1,777	$-
Basic income per share	$.03	$-	$.03	$-
Diluted income per share	$.03	$-	$.03	$-

Weighted average common shares outstanding – basic	55,174	55,031	55,137	54,906
Potential shares exercisable under stock option plans	-	-	5	93
Potential shares upon exercise of Warrants	-	-	-	32
Weighted average shares outstanding – diluted	55,174	55,031	55,142	55,031

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,842	2,463	2,602	1,715
Upon exercise of Warrants	150	—	150	—

Index

6.	Long Term Debt

Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

(Amounts in Thousands)	September 30, 2011	December 31, 2010
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at September 30, 2011) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for the nine months of 2011 was 4.3%. (1) (2) (6)	$—	$2,019
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for nine months of 2011 was 4.5%. (1) (2) (6)	3,917	4,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installments of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment was due on June 30, 2011.	—	833
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4)	556	1,222
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	905	1,218
Various capital lease and promissory note obligations, payable 2011 to 2015, interest at rates ranging from 5.0% to 8.3%.	298	697
	5,676	10,656
Less current portion of long-term debt	2,075	3,612
Less long-term debt related to assets held for sale	114	407
	$3,487	$6,637

 (1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

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

(4)  Net of debt discount of ($22,000) and ($117,000) for September 30, 2011 and December 31, 2010, respectively. See “Promissory Note and Installment Agreement” below for additional information.

(5)  Uncollateralized note.

(6)  See “Amended and Restated Revolving Credit, Term Loan and Security Agreement” entered into with PNC Bank on October 31, 2011 in “Note 12 – Subsequent Events” for new terms and new maturity date of October 31, 2016.

Index

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association (“PNC”), a national banking association acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of September 30, 2011, the excess availability under our Revolving Credit was $13,092,000 based on our eligible receivables.

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a “PFNW”) that qualified as accredited investors (which includes Mr. Robert Ferguson, a member of our Board of Directors), pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  On June 30, 2011, we made the final principal installment of $833,333 plus accrued interest of $69,000.  See “Note 11 – Related Party Transactions” in this section for information regarding Mr. Robert Ferguson”.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (which includes Mr. Robert Ferguson, a member of our Board of Directors) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”).  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in “Note 7 - Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” and “Note 11 – Related Party Transactions” for information regarding Mr. Robert Ferguson.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig, which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”.  At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50. See “Note 11 - Related Party Transactions” for Mr. Robert Ferguson’s (a member of our Board of Directors) acquisition of one-half of Mr. Lampson’s Warrant to purchase up to 65,000 shares of the Company’s Common Stock).

Index

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance. The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put had and continues to have nominal value as of September 30, 2011. We will continue to monitor the fair value of the Put until expiration.

7.	Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle hazardous, radioactive and non-hazardous waste, which we transport to our own, or other facilities, for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party (“PRP”) for the costs of the cleanup notwithstanding any absence of fault on our part.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (which includes Mr. Robert Ferguson, a member of our Board of Directors) an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”) (See “Note 11 – Related Party Transactions” for further information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ended June 30, 2010.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ended June 30, 2010 and June 30, 2011. Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.  For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS (n/k/a “PFNWR”) customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the total Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note (see “Note 6 – Long Term Debt – Promissory Note and Installment Agreement” for details and terms of the promissory note).  For measurement year June 30, 2011, we determined that the remaining $840,000 earn-out amount has been earned; accordingly, this amount was recorded as an increase to goodwill for PFNWR, with an increase to accrued expense.  This earn-out amount was paid in October 2011.

Index

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended in 2009, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy requires the following payments:

•
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account;

•	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium;
•	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis;
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

Index

As of September 30, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,465,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $872,000 on the sinking fund as of September 30, 2011.  Interest income for the three and nine months ended September 30, 2011, was approximately $8,000 and $26,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.  As of September 30, 2011, we have recorded $5,877,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $177,000 on the sinking fund as of September 30, 2011.  Interest income for the three and nine months ended September 30, 2011 totaled approximately $4,000 and $13,000, respectively.

8.	Discontinued Operations and Divestitures

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

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were used to pay down our revolver and used for working capital with the remaining excess funds swept into a money market account.  As of September 30, 2011, expenses related to the sale of PFFL totaled approximately $160,000, of which $130,000 has been paid.  In the quarter ended September 30, 2011, the gain on the sale of PFFL totaled approximately $1,777,000, which is net of taxes of $812,000.  The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On August 12, 2011, we entered into an Asset Purchase Agreement to sell substantially all of the assets of PFO for approximately $2,000,000 in cash, subject to certain working capital adjustments after closing, and the assumption of certain liabilities by the buyer.   See “Note 12 - Subsequent Events – Divestiture of Perma-Fix of Orlando, Inc.” for the completed sale of PFO on October 14, 2011.  We continue to market our PFSG facility for sale.

Index

As required by ASC 360 and ASC 350, “Intangibles – Goodwill and Other”, based on our internal financial valuations, we concluded that no tangible asset impairments and goodwill or other intangible asset impairments existed for PFO and PFSG as of September 30, 2011.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2011 and 2010. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes”.  The gain on disposal of discontinued operations, net of taxes, is reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010

Net revenues	$1,266	$2,224	$6,433	$6,766
Interest expense	$(18)	$(17)	$(55)	$(62)
Operating loss from discontinued operations (1)	$(187)	$(101)	$(7)	$(708)
Gain on disposal of discontinued operations (2)	$1,777	$—	$1,777	$—
Income (loss) from discontinued operations	$1,590	$(101)	$1,770	$(708)

(1) Net of tax benefit of $101,000 and tax benefit of $4,000 for the three and nine months ended September 30, 2011, respectively, and net of tax benefit of $25,000 and tax benefit of $177,000 for the corresponding periods of 2010.

(2) Net of taxes of $812,000 for each of the three and nine months ended September 30, 2011, respectively.

Assets and liabilities related to discontinued operations total $4,196,000 and $4,381,000 as of September 30, 2011, respectively and $7,433,000 and $5,747,000 as of December 31, 2010, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of September 30, 2011 and December 31, 2010.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of September 30, 2011:

(Amounts in Thousands)	September 30, 2011	December 31, 2010

Accounts receivable, net (1)	$430	$1,760
Inventories	23	131
Other assets	1,075	1,295
Property, plant and equipment, net (2)	2,631	4,209
Total assets held for sale	$4,159	$7,395
Accounts payable	$190	$705
Accrued expenses and other liabilities	837	1,170
Note payable	114	407
Environmental liabilities	1,497	1,500
Total liabilities held for sale	$2,638	$3,782

(1) net of allowance for doubtful accounts of $43,000 and $97,000 as of September 30, 2011 and December 31, 2010, respectively.

(2) net of accumulated depreciation of $216,000 and $755,000 as of September 30, 2011 and December 31, 2010, respectively.

Index

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2011 and December 31, 2010:

(Amounts in Thousands)	September 30, 2011	December 31, 2010

Other assets	$37	$38
Total assets of discontinued operations	$37	$38
Accrued expenses and other liabilities	$1,064	$1,209
Accounts payable	27	—
Environmental liabilities	652	756
Total liabilities of discontinued operations	$1,743	$1,965

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The net decrease in environmental liabilities of approximately $107,000 from the December 31, 2010 balance of $2,256,000 represents payment on remediation projects of $320,000 and increases to the reserve of $50,000 and $163,000 at PFMI and PFM, respectively, made in the second quarter of 2011 due to reassessment of our remediation reserves.

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $574,000 as of September 30, 2011.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $215,000 that we expect to pay over the next year.

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

We currently have two operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities within our Industrial Segment (See Note 8 – “Discontinued Operations and Divestitures”).

Index

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

Index

The table below presents certain financial information of our operating segments as of and for the three and nine months ended September 30, 2011 and 2010 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2011

	Nuclear		Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$32,086	(3)	$701	$32,787	$-		$32,787
Intercompany revenues	629		43	672	-		-
Gross profit	11,133		168	11,301	-		11,301
Interest income	-		-	-	14		14
Interest expense	5		1	6	93		99
Interest expense-financing fees	-		-	-	22		22
Depreciation and amortization	1,130		6	1,136	35		1,171
Segment profit (loss)	6,453		21	6,474	(2,053)		4,421
Segment assets(1)	97,585		2,119	99,704	38,635	(4)	138,339
Expenditures for segment assets	325		-	325	22		347
Total long-term debt	171		13	184	5,378	(5)	5,562

Segment Reporting for the Quarter Ended September 30, 2010
	Nuclear		Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$22,283	(3)	$581	$22,864	$-		$22,864
Intercompany revenues	893		44	937	-		-
Gross profit (negative gross profit)	2,631		(36)	2,595	-		2,595
Interest income	-		-	-	15		15
Interest expense	24		1	25	132		157
Interest expense-financing fees	1		-	1	102		103
Depreciation and amortization	1,143		6	1,149	6		1,155
Segment profit (loss)	1,207		(173)	1,034	(1,999)		(965)
Segment assets(1)	92,812		2,033	94,845	30,436	(4)	125,281
Expenditures for segment assets	363		15	378	3		381
Total long-term debt	1,064		19	1,083	11,090	(5)	12,173

Segment Reporting for the Nine Months Ended September 30, 2011
	Nuclear		Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$83,391	(3)	$1,924	$85,315	$-		$85,315
Intercompany revenues	1,423		199	1,622	-		-
Gross profit	22,084		296	22,380	-		22,380
Interest income	-		-	-	40		40
Interest expense	69		2	71	387		458
Interest expense-financing fees	-		-	-	178		178
Depreciation and amortization	3,414		20	3,434	69		3,503
Segment profit (loss)	12,195		(37)	12,158	(5,718)		6,440
Segment assets(1)	97,585		2,119	99,704	38,635	(4)	138,339
Expenditures for segment assets	1,984		1	1,985	10		1,995
Total long-term debt	171		13	184	5,378	(5)	5,562

Segment Reporting for the Nine Months Ended September 30, 2010
	Nuclear		Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$70,356	(3)	$1,921	$72,277	$-		$72,277
Intercompany revenues	2,461		391	2,852	-		-
Gross profit	14,541		178	14,719	-		14,719
Interest income	-		-	-	51		51
Interest expense	114		2	116	465		581
Interest expense-financing fees	1		-	1	307		308
Depreciation and amortization	3,337		21	3,358	16		3,374
Segment profit (loss)	7,650		(183)	7,467	(5,742)		1,725
Segment assets(1)	92,812		2,033	94,845	30,436	(4)	125,281
Expenditures for segment assets	1,427		16	1,443	23		1,466
Total long-term debt	1,064		19	1,083	11,090	(5)	12,173

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

Index

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $19,570,000 or 59.7% and $50,403,000 or 59.1% for the three and nine months ended September 30, 2011, respectively of our total consolidated revenue from continuing operations, as compared to $13,880,000 or 60.7% and $37,881,000 or 52.4% for the three and nine months ended September 30, 2010, respectively, of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  We also have three waste processing contracts with CHPRC.

(4)	Amount includes assets from discontinued operations of $4,196,000 and $6,756,000 as of September 30, 2011 and 2010, respectively.

(5)
Net of debt discount of ($22,000) and ($200,000) as of September 30, 2011 and September 30, 2010, respectively, in connection with Warrants and Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig on May 8, 2009.  The promissory note and the Warrants were modified on April 18, 2011.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

10.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expense for continuing operations was $2,399,000 for the three months ended September 30, 2011, as compared to income tax benefit of $609,000 for the corresponding period of 2010 and income tax expense of $3,504,000 for the nine months ended September 30, 2011, as compared to income tax expense of $1,029,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 35.2% and 38.7% for the three months ended September 30, 2011 and 2010, respectively, and 35.2% and 37.4% for the nine months ended September 30, 2011 and 2010, respectively.

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

On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiaries.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently was elected annually as a director at our Annual Meeting of Stockholders until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director again at our 2011 Annual Meeting of Stockholders. Mr. Ferguson was subsequently elected as a Director at the August 24, 2011 Annual Meeting of Stockholders.   See “Note 6 – Long Term Debt – Promissory Note and Installment Agreement” and “Note 7 – Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for a discussion of Mr. Ferguson’s interest in consideration paid and to be paid by us in connection with our acquisition of PFNW and PFNWR.

Index

Effective June 29, 2011, Mr. Ferguson acquired from Mr. William Lampson one-half of a Warrant (the “Lampson Warrant”) for the purchase of up to 135,000 of the Company’s Common Stock at $1.50 per share.   We originally issued the Lampson Warrant to Mr. Lampson as consideration for a loan in the principal amount of $3,000,000 on May 8, 2009 from Mr. Lampson and Mr. Diehl Rettig. The terms of the loan were amended on April 18, 2011, to provide that the remaining principal balance of $990,000 is payable in 12 monthly principal payments plus accrued interest starting May 8, 2011.  In connection with the loan amendment, the expiration date of the Lampson Warrant was extended one year to May 8, 2012.  As a result of the acquisition of one-half of the Lampson Warrant, Mr. Ferguson and Mr. Lampson each now holds a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012. See “Note 6 – Long Term Debt – Promissory Note and Installment Agreement” for further information regarding the original Lampson Warrant.

12.	Subsequent Events

Divestiture of Perma-Fix of Orlando, Inc. (“PFO”)
On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were swept into a money market account.

Acquisition of Safety & Ecology Holdings Corporation
On October 31, 2011, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation, SEC Federal Services Corporation, Safety & Ecology Corporation Limited and SEC Radcon Alliance, LLC (collectively, “SEC”), pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC.  In consideration of the acquisition, the Company paid Homeland the following:

(i)
cash consideration of $13,884,256, after certain working capital closing adjustments and deduction for the amount due to the Company in connection with the purchase of the Company’s common stock as discussed below;

(ii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that the Company may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”);

(iii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, which Note provides that the Company has the right to prepay such at any time without interest or penalty.  The Company has agreed to prepay $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note may be subject to offset of amounts Homeland owes the Company for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement if the Escrow Agreement has terminated pursuant to its terms or the amount held in escrow has been exhausted pursuant to the terms of the Purchase Agreement.  The principal of the Note and accrued interest due thereon is payable in 36 monthly installments of principal and interest.  Under the terms of the Note, in the event of a continuing Event of Default under the Note, Homeland has the option to convert the unpaid portion of the Note into the Company’s restricted shares of common stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of the Company common stock as reported by the primary national securities exchange or automatic quotation system on which the Company’s common stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by the Company of Homeland’s written notice of its election to receive the Company’s common stock as a result of the Event of Default that is continuing; provided that the number of shares of common stock to be issued to Homeland under the Note in the event of a continuing Event of Default plus the number of shares of the Company common stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Purchase Agreement.  Upon issuance of the shares of the Company’s common stock to Homeland in the event of a continuing Event of Default, the Company and Homeland will enter into a registration rights agreement.

Index

Pursuant to the terms of the Purchase Agreement, upon closing of the Purchase Agreement certain security holders of Homeland (“Management Investors”) purchased approximately 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000 or $1.23 a share.  The purchase of the shares of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act. The purchase price for these shares of the Company’s Common Stock was deducted from the purchase price payable to Homeland.  See “Related Party Transactions” below for shares purchased by Mr. Christopher Leichtweis, who was appointed a Senior Vice President of the Company and President of SEC, upon the acquisition of SEHC and its subsidiaries.

The Company has not completed the valuations and accounting required under FASB ASC 805, “Business Combinations”.

Amended and Restated Revolving Credit, Term Loan and Security Agreement
In connection with the acquisition of SEHC and its subsidiaries as discussed above, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with its lender, PNC Bank, National Association (“PNC”), replacing its previous Loan Agreement with PNC discussed in Note 6.  The Amended Loan Agreement provides the Company with the following credit facilities:

•	up to $25,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves;

•	a term loan of $16,000,000, which requires monthly installments of approximately $190,000; and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

The Company has the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, the Company paid the remaining balance due under the term loan of its previous Loan Agreement totaling $3,833,346, and paid PNC a fee of $217,500 plus it’s out of pocket legal fees using its credit facilities under the Amended Loan Agreement.

The Company financed the acquisition of SEHC utilizing its credit facilities under the Amended Loan Agreement.  As of the close of business on October 31, 2011, after utilizing its credit facilities under the Amended Loan Agreement in connection with the acquisition of SEHC and payments discussed in the preceding paragraph, the Company’s excess availability under its revolving credit facility as provided in the Amended Loan Agreement was approximately $18,708,000 based on the amount of the Company’s eligible receivables.

Index

Pursuant to the Amended Loan Agreement, the Company may terminate the Amended Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the Amended Loan Agreement.  The Company has agreed to pay PNC 1.0% of the total financing in the event it pays off its obligations on or before October 31, 2012 and 1/2% of the total financing if it pays off its obligations after October 31, 2012 but prior to or on October 31, 2013. No early termination fee shall apply if the Company pays off its obligations after October 31, 2013.

Related Party Transactions
Upon the closing of the acquisition of SEHC on October 31, 2011, Mr. Christopher Leichtweis (“Leichtweis”), a former officer and director of Homeland, was appointed a Senior Vice President of the Company and President of SEC pursuant to the terms of a four year employment agreement.  In connection with Leichtweis’ employment on October 31, 2011, we granted Leichtweis a non-qualified stock option (the “Option”) to purchase up to 250,000 shares of our Common Stock as reported on the Nasdaq on the grant date, which was $1.35.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.  The Option was granted in accordance with, and is subject to, Non-Qualified Stock Option Agreement, dated October 31, 2011.

Under an agreement of indemnity, SEC, Leichtweis and his spouse, jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $14,000,000.  The indemnification agreement provided by SEC to Leichtweis also provides for compensating Leichtweis at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).

Under a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and SEHC, as lessee, SEHC is obligated to make lease payments of approximately $29,000 per month through June 2018.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.  Leichtweis Enterprises is owned by Leichtweis.

As a member of the Management Investors who purchased in a private placement restricted shares of the Company’s Common Stock pursuant to the Purchase Agreement, as discussed in “Acquisition of Safety and Ecology Holdings Corporation”, Leichtweis purchased 747,112 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to Homeland for the acquisition of SEHC.

Item 2.    Management's Discussion and Analysis of Financail Condition and Results of Operations

Forward-looking Statements
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995").  All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements.  The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements.  Forward-looking statements contained herein relate to, among other things,

•
our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEHC and its subsidiaries;

Index

•	we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments;
•	meeting our financial covenants in 2011;
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

•	we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities;
•	our ability to generate funds internally to remediate sites;
•	our ability to fund budgeted capital expenditures of $2,600,000 during 2011 through our operations or lease financing or a combination of both;
•	the initiation and timing of projects are determined by financing alternatives or funds available for such capital projects;
•
full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government;

•	because government spending is contingent upon its annual budget allocation of funding, we may have larger fluctuations in the quarters in the near future;
•
our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

•	changes within the environmental insurance market and continued insurance coverage;
•	the effect due to a change in the number of available disposal sites or an increase or decrease in demand for the existing disposal areas;
•	purchase by the Company of its Common Stock and the timing and amount of such purchases;
•	effect of future regulations on the Company;
•	the effect as to pending legislative and regulatory proposals as to greenhouse gas emissions; and
•	the Company does not expect ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows and ASU 2011-05 to have a material impact on our current presentation.

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

Index

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

Revenue in the third quarter of 2011 increased approximately $9,923,000 or 43.4% to $32,787,000 from $22,864,000 in the third quarter of 2010.  Within our Nuclear Segment, we generated revenue of $32,086,000, an increase of $9,803,000 or 44.0% from the corresponding period of 2010.  Of the $9,803,000 increase in revenue, approximately $9,016,000 was primarily due to increased waste treatment volume.  The remaining increase of $787,000 was from the CH Plateau Remediation Company (“CHPRC”) subcontract.  Our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary was awarded this subcontract by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”), in the second quarter of 2008, to perform a portion of facility operations and waste management activities for the DOE Hanford Site.  This subcontract is a cost plus award fee subcontract.  Revenue from our Engineering Segment increased $120,000 or 20.7% to $701,000 from $581,000 from higher average billing rates which was partially offset by decreased billable hours.

The third quarter 2011 gross profit increased $8,706,000 or 335.5% from the corresponding period of 2010 primarily due to increased treatment waste volume and cost reductions resulting from the reduction in workforce which occurred in the Engineering Segment and the Nuclear Segment in March 2011 and April 2011, respectively.

Index

SG&A for the third quarter of 2011 increased $587,000 to $4,022,000 from $3,435,000 for the corresponding period of 2010.

Our working capital position at September 30, 2011 increased to $8,930,000 from a working capital of $2,329,000 as of December 31, 2010.

Acquisition of Safety & Ecology Holdings Corporation
On October 31, 2011, we completed the acquisition of all of the issued and outstanding shares of capital stock of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation, SEC Federal Services Corporation, Safety & Ecology Corporation Limited and SEC Radcon Alliance, LLC (collectively, “SEC”), pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between us, Homeland Capital Security Corporation (“Homeland”) and SEHC.  In consideration of the acquisition, we paid Homeland the following:

(i)	cash consideration of $13,884,256, after certain working capital closing adjustments and deduction for the amount due to us in connection with the purchase of our common stock as discussed below;

(ii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”);

(iii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, which Note provides that we have the right to prepay such at any time without interest or penalty.  We agreed to prepay $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note may be subject to offset of amounts Homeland owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement if the Escrow Agreement has terminated pursuant to its terms or the amount held in escrow has been exhausted pursuant to the terms of the Purchase Agreement.  The principal of the Note and accrued interest due thereon is payable in 36 monthly installments of principal and interest.  Under the terms of the Note, in the event of a continuing Event of Default under the Note, Homeland has the option to convert the unpaid portion of the Note into our restricted shares of common stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our common stock as reported by the primary national securities exchange or automatic quotation system on which our common stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our common stock as a result of the Event of Default that is continuing; provided that the number of shares of common stock to be issued to Homeland under the Note in the event of a continuing Event of Default plus the number of shares of our common stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement.  Upon issuance of the shares of our common stock to Homeland in the event of a continuing Event of Default, we will enter into a registration rights agreement with Homeland.

Pursuant to the terms of the Purchase Agreement, upon closing of the Purchase Agreement certain security holders of Homeland (“Management Investors”) purchased approximately 813,007 restricted shares of our common stock for a total consideration of approximately $1 million or $1.23 a share.  The purchase of the shares of the Company’s common stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  The purchase price for these shares of common stock was deducted from the purchase price payable to Homeland.

Index

For fiscal year ending June 26, 2011, SEHC had consolidated net revenues of approximately $98,000,000, consolidated net income of approximately $578,000 and consolidated net working capital (current assets less current liabilities) of approximately $8,700,000.

In connection with the acquisition of SEHC, Homeland and SEHC agreed that it was in material breach of certain of its representations and warranties contained in the Purchase Agreement relating to a contract that a subsidiary of SEHC is a party to (“Sub’s Contract”).  Homeland and SEHC have agreed that if, for any reason, the Sub’s Contract has not been renewed by the other party to the contract on or before December 31, 2011, for an additional term of not less than three (3) years and, based upon our determination, would not generate revenues of not less than $6,000,000 each year during the renewal term, or if the Sub’s Contract has not been renewed by the other party to the contract on or before December 31, 2011, on terms set forth above, and the other party to the Sub’s Contract has not awarded the SEHC’s subsidiary in question, for any reason, by December 31, 2011, a new subcontract for the project covered by the Sub’s Contract having a term of not less than three (3) years that would not, based upon our determination, generate revenues to SEHC’s subsidiary in question of not less than $6,000,000 each year during the term of such new subcontract, then the Escrow Agent under the Escrow Agreement shall distribute to us the sum of $1,500,000 of the amount held in escrow (“$1,500,000 Distribution”) on January 3, 2012, or such later date as instructed in writing by us.

We financed the acquisition of SEHC utilizing our credit facilities under the Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC, as discussed under “Liquidity and Capital Resources of the Company – Financing Activities.”

SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services.  SEC provides remediation of nuclear materials for the U.S. government and other commercial customers.  SEC is headquartered in Knoxville, Tennessee.

Since we acquired SEHC and its subsidiaries on October 31, 2011, the discussions contained in this Management Discussion and Analysis do not include information relating to SEHC and its subsidiaries, except on a limited basis.  We are currently in the process of reviewing the liquidity and capital resource needs of SEHC and its subsidiaries and, as a result, such information is not discussed herein.  Further, the Company’s results of operations for the three and nine month periods ended September 30, 2011 do not include the results of operations of SEHC and its subsidiaries, since we acquired SEHC and its subsidiaries on October 31, 2011.

Outlook
The higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, is scheduled to reduce after 2011 as the DOE has committed to spend most of its cleanup funds by the end of September 2011.  The availability of additional general funding that will be available for DOE’s cleanup projects will depend on future funding and its annual budgets.  Therefore, we expect that demand for our services within our Nuclear Segment will be subject to fluctuations due to a variety of factors beyond our control, including our national debt, the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Index

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering. As discussed above, this reporting does not include results of operations relating to SEHC and its subsidiaries since we acquired these companies on October 31, 2011, and they are not included in the financial statements included in this report.  See “Overview - Acquisition of Safety and Ecology Holdings Corporation” above for a discussion of SEHC’s consolidated net revenues, net income and working capital for its fiscal year ended June 26, 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated (amounts in thousands)	2011	%	2010	%	2011	%	2010	%
Net revenues	$32,787	100.0	$22,864	100.0	$85,315	100.0	$72,277	100.0
Cost of goods sold	21,486	65.5	20,269	88.7	62,935	73.8	57,558	79.6
Gross profit	11,301	34.5	2,595	11.3	22,380	26.2	14,719	20.4
Selling, general and administrative	4,022	12.3	3,435	15.0	10,829	12.7	10,253	14.2
Research and development	357	1.1	345	1.5	1,019	1.2	734	1.0
Loss on disposal of property and equipment	―	―	143	.6	―	―	145	.2
Income (loss) from operations	6,922	21.1	(1,328)	(5.8)	10,532	12.3	3,587	5.0
Interest income	14	―	15	―	40	―	51	―
Interest expense	(99)	(.3)	(157)	(.7)	(458)	(.5)	(581)	(.8)
Interest expense-financing fees	(22)	―	(103)	(.4)	(178)	(.2)	(308)	(.4)
other	5	―	(1)	―	8	―	5	―
Income (loss) from continuing operations before taxes	6,820	20.8	(1,574)	(6.9)	9,944	11.6	2,754	3.8
Income tax expense (benefit)	2,399	7.3	(609)	(2.7)	3,504	4.1	1,029	1.4
Income (loss) from continuing operations	$4,421	13.5	$(965)	(4.2)	$6,440	7.5	$1,725	2.4

Summary – Three and Nine Months Ended September 30, 2011 and 2010

Consolidated revenues increased $9,923,000 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Nuclear
Government waste	$8,811	26.9	$4,819	21.1	$3,992	82.8
Hazardous/Non-hazardous	673	2.1	871	3.8	(198)	(22.7)
Other nuclear waste	3,032	9.2	2,713	11.9	319	11.8
CHPRC	19,570	59.7	13,880	60.7	5,690	41.0
Total	32,086	97.9	22,283	97.5	9,803	44.0

Engineering	701	2.1	581	2.5	120	20.7

Total	$32,787	100.0	$22,864	100.0	$9,923	43.4

Net Revenue
The Nuclear Segment realized revenue growth of $9,803,000 or 44.0% for the three months ended September 30, 2011 over the same period in 2010.  Revenue from CHPRC totaled $19,570,000 or 59.7% and $13,880,000 or 60.7% of our total revenue from continuing operations for the three months ended September 30, 2011, and 2010, respectively.  Revenue from CHPRC included approximately $11,936,000 and $11,149,000 generated for the three months ended September 30, 2011 and the corresponding period of 2010, respectively, from the CHPRC subcontract.  The increase of $787,000 or 7.1% from this subcontract was primarily due to higher pass-through expenses related to a reduction in workforce which occurred in September 2011 and higher other pass-through direct costs.  Remaining revenue generated from CHPRC of approximately $7,634,000 and $2,731,000 for the quarter ended September 30, 2011 and the corresponding period of 2010, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by $8,895,000 or 117.8% primarily due to significantly higher waste volume which was partially reduced by lower average priced waste.  Revenue from hazardous and non-hazardous waste was down by $198,000 or 22.7% primarily due to reduced waste volume of 16.8% with average pricing remaining constant.  Other nuclear waste revenue increased approximately $319,000 or 11.8% primarily due to increased waste volume. Revenue in our Engineering Segment increased approximately $120,000 or 20.7% primarily due to higher average billing rates of 22.4% partially offset by decreased billable hours of 6.1%.

Index

Consolidated revenues increased $13,038,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Nuclear
Government waste	$21,553	25.3	$21,667	30.0	$(114)	(0.5)
Hazardous/Non-hazardous	2,521	2.9	2,691	3.7	(170)	(6.3)
Other nuclear waste	8,914	10.4	8,117	11.2	797	9.8
CHPRC	50,403	59.1	37,881	52.4	12,522	33.1
Total	83,391	97.7	70,356	97.3	13,035	18.5

Engineering	1,924	2.3	1,921	2.7	3	0.2

Total	$85,315	100.0	$72,277	100.0	$13,038	18.0

The Nuclear Segment realized revenue growth of $13,035,000 or 18.5% for the nine months ended September 30, 2011 over the same period in 2010.  Revenue from CHPRC totaled $50,403,000 or 59.1% and $37,881,000 or 52.4% of our total revenue from continuing operations for the nine months ended September 30, 2011, and 2010, respectively.  Revenue from CHPRC included approximately $33,275,000 and $31,494,000 generated for the nine months ended September 30, 2011 and the corresponding period of 2010, respectively, from the CHPRC subcontract.  The increase of $1,781,000 or 5.7% from this subcontract was primarily due to higher average rates and higher pass-through direct costs.  Remaining revenue generated from CHPRC of approximately $17,128,000 and $6,387,000 for the nine months ended September 30, 2011 and the corresponding period of 2010, respectively, was from three existing waste processing contracts we have with CHPRC. Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by a total of $10,627,000 or 37.9% primarily due to higher waste volume, which was partially offset by lower averaged priced waste.  In the prior year, we generated revenue from the receipt and processing/disposal of higher activity waste streams received in late 2009 and 2010. Revenue from hazardous and non-hazardous waste was down by $170,000 or 6.3% primarily due to reduced waste volume of 10.2%, with average pricing remaining constant.  This decrease in revenue was partially offset by increased field service work.  Other nuclear waste revenue increased approximately $797,000 or 9.8% primarily due to increased waste volume.  Engineering Segment increased slightly by $3,000 or 0.2% primarily due to higher average billing rate of 11.7% which was mostly offset by decreased billable hours of 10.9%.

Cost of Goods Sold
Cost of goods sold increased $1,217,000 for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, as follows:

Index

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$20,953	65.3	$19,652	88.2	$1,301
Engineering	533	76.0	617	106.2	(84)
Total	$21,486	65.5	$20,269	88.7	$1,217

The Nuclear Segment’s cost of goods sold for the three months ended September 30, 2011 were up $1,301,000 or 6.6% from the corresponding period of 2010.  The cost of goods sold within our Nuclear Segment includes approximately $9,782,000 and $9,017,000 in cost of goods sold for the three months ended September 30, 2011, and 2010, respectively, related to the CHPRC subcontract.  This increase of $765,000 or 8.5% was consistent with the increase in revenue for the CHPRC subcontract.  Excluding the cost of goods sold of the CHPRC subcontract, the Nuclear Segment costs increased approximately $536,000 or 5.0% primarily due to increased revenue from higher waste volume.  We saw increases in material and supplies costs, transportation costs, and bonus expense resulting from higher waste volume.  In addition, we incurred higher costs related to building maintenance at our facilities. The increase was partially reduced by lower disposal costs, lower outside service costs and lower salaries and payroll related expenses from the reduction in workforce which occurred in April.  Cost as a percentage of revenue decreased to 55.4% from 95.5% due to revenue mix and reduced fixed costs.  Engineering Segment costs decreased approximately $84,000 primarily due to lower salaries, lower payroll related expenses and lower healthcare costs from lower headcount resulting from the reduction in workforce which occurred during March 2011.  Included within cost of goods sold is depreciation and amortization expense of $1,118,000 and $1,128,000 for the three months ended September 30, 2011, and 2010, respectively.

Cost of goods sold increased $5,377,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$61,307	73.5	$55,815	79.3	$5,492
Engineering	1,628	84.6	1,743	90.7	(115)
Total	$62,935	73.8	$57,558	79.6	$5,377

Cost of goods sold for the Nuclear Segment increased $5,492,000 or 9.8%, which included the cost of goods sold of approximately $27,102,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $25,572,000 for the nine months ended September 30, 2010. The increase in cost of goods sold for the CHPRC subcontract of $1,530,000 or 6.0% was consistent with the increase in revenue for the CHPRC subcontract. Excluding the CHPRC subcontract, the remaining Nuclear Segment cost of goods sold increased $3,962,000 or approximately 13.1% primarily due to increase in revenue.  We saw increases in material and supplies, disposal costs, and transportation costs, which were reflective of the high waste volume.  We also recognized higher bonus expense resulting from higher revenue and operating income.  Salaries, healthcare costs, and payroll related expenses were down resulting from the reduction in workforce which occurred in April 2011 but were partially reduced by the $154,000 in severance expense incurred from this reduction in workforce.  The Engineering Segment’s cost of goods sold decreased approximately $115,000 primarily due to lower salaries, lower payroll related expenses and lower healthcare costs from lower headcount resulting from the reduction in workforce which occurred during March 2011. The decrease in cost of goods sold was partially offset by reduced allocation of internal labor hours to the Company’s internal facilities.  During the nine months of  2010, the Engineering Segment had three major projects for our subsidiary, Perma-Fix of Northwest Richland, Inc. (“PFNWR”), and our subsidiary, Perma-Fix of South Georgia, Inc. (“PFSG”) (now in discontinued operations), which did not reoccur in the nine months of 2011.  We also incurred severance expense of approximately $34,000 resulting from the reduction in workforce.  Included within cost of goods sold is depreciation and amortization expense of $3,379,000 and $3,305,000 for the nine months ended September 30, 2011, and 2010, respectively.

Index

Gross Profit (Negative Gross Profit)
Gross profit for the quarter ended September 30, 2011, increased $8,706,000 over 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$11,133	34.7	$2,631	11.8	$8,502
Engineering	168	24.0	(36)	(6.2)	204
Total	$11,301	34.5	$2,595	11.3	$8,706

The Nuclear Segment gross profit increased $8,502,000 or 323.1% for the three months ended September 30, 2011 from the corresponding period of 2010.  The Nuclear Segment gross profit included $2,154,000 and $2,132,000 in gross profit for the three months ended September 30, 2011 and 2010, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract of approximately 18.0% and 19.1% for the three months ended September 30, 2011 and 2010, respectively, was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract, remaining Nuclear Segment gross profit increased $8,480,000 and gross margin increased to 44.6% from 4.5% primarily due to increased revenue from increased waste volume, revenue mix, and reduction in salaries, healthcare costs, and payroll related expenses from the reduction in work force which occurred in April 2011. The increase in gross profit and gross margin in the Engineering Segment was primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in work force which occurred during March 2011.

Gross profit for the nine months ended September 30, 2011, increased $7,661,000 over 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Nuclear	$22,084	26.5	$14,541	20.7	$7,543
Engineering	296	15.4	178	9.3	118
Total	$22,380	26.2	$14,719	20.4	$7,661

The Nuclear Segment gross profit increased $7,543,000 or 51.9%, which included gross profit of approximately $6,173,000 and $5,922,000 in gross profit for the nine months ended September 30, 2011 and 2010, respectively, for the CHPRC subcontract. Gross margin on the CHPRC subcontract of approximately 18.6% and 18.8% for the nine months ended September 30, 2011 and the corresponding period of 2010, respectively, was in accordance with the contract fee provisions. Excluding the CHPRC subcontract, Nuclear Segment gross profit increased $7,292,000 or 84.6% and gross margin increased to 31.7% from 22.2% from higher waste volume, revenue mix and the reduction in salaries and payroll related costs resulting from the reduction in workforce which occurred in April 2011.  The increase in gross profit and gross margin in the Engineering Segment was primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in workforce which occurred during March 2011.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $587,000 for the three months ended September 30, 2011, as compared to the corresponding period for 2010, as follows:

Index

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$1,917	—	$1,619	—	$298
Nuclear	2,011	6.3	1,702	7.6	309
Engineering	94	13.4	114	19.6	(20)
Total	$4,022	12.3	$3,435	15.0	$587

The increase in administrative SG&A was primarily the result of higher incentive costs resulting from the Company’s improved operating results, higher salary and payroll related expense resulting from the new Chief Operating Officer whose employment became effective June 1, 2011, and higher legal expense incurred for the acquisition of SEHC and its subsidiaries (see “Overview - Acquisition of Safety and Ecology Holdings Corporation” discussed above for further information regarding this acquisition).  The increase was partially offset by lower general and healthcare expenses.  The increase in Nuclear Segment SG&A was primarily due to higher incentive expense resulting from higher revenue and operating income, higher non-reimbursable costs incurred related to the reduction in workforce under the CHPRC subcontract, and higher bad debt expense. The increase was partially offset by lower outside service expense from fewer business/consulting matters and lower general expense in various categories as we continue to streamline our costs.  The decrease in Engineering Segment’s SG&A was primarily due to lower salaries and payroll related expenses.  Included in SG&A expenses is depreciation and amortization expense of $53,000 and $27,000 for the three months ended September 30, 2011, and 2010, respectively.

SG&A expenses increased $576,000 for the nine months ended September 30, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$5,092	—	$4,770	—	$322
Nuclear	5,466	6.6	5,164	7.3	302
Engineering	271	14.1	319	16.6	(48)
Total	$10,829	12.7	$10,253	14.2	$576

The increase in administrative SG&A was primarily the same reasons as noted above for the three months ended September 30, 2011. Nuclear Segment SG&A was higher primarily due to higher incentive expense resulting from higher revenue and operating income and higher non-reimbursable costs incurred related to the reduction in workforce under the CHPRC subcontract.  The increase was partially offset by lower bad debt expense, lower outside service expense from fewer business/consulting matters, and lower healthcare and general costs.  Engineering SG&A was lower primarily due to lower salaries and payroll related expenses and lower trade show/advertising expenses.  The decrease was partially offset by higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $124,000 and $69,000 for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development
Research and development costs increased $12,000 for the three months ended September 30, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$357	1.1	$345	1.5	$12

The slight increase was primarily due to increased lab costs incurred for research and development projects.

Index

Research and development costs increased $285,000 for the nine months ended September 30, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$1,019	1.2	$734	1.0	$285

The increase was primarily due to increased payroll and lab costs from more research and development projects.

Interest Expense
Interest expense decreased $58,000 and $123,000 for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding period of 2010.

	Three Months			Nine Months
(In thousands)	2011	2010	Change	2011	2010	Change
PNC interest	$58	$94	$(36)	$266	$330	$(64)
Other	41	63	(22)	192	251	(59)
Total	$99	$157	$(58)	$458	$581	$(123)

The decrease in interest expense for the three months and nine months ended September 30, 2011, as compared to the corresponding period in 2010 was primarily due to payoff of our Revolving Credit line and reduced loan balance on the Term Loan from monthly principal payment.  In addition, interest was lower resulting from the final principal installment payment in June 2011 of the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, PFNWR, and reduced loan balance from continuing reductions to the principal on the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig (which was modified on April 18, 2011). The reduction in interest expense mentioned above was partially offset by higher interest expense from a $1,322,000 promissory note entered into in September 2010 in connection with an earn-out amount we are required to pay from the acquisition of PFNW and PFNWR.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $81,000 and $130,000 for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding period of 2010.  The decrease for the three and nine months ended September 30, 2011, was primarily due to the debt discount which became fully amortized as financing fees on May 8, 2011 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009.  This decrease in interest expense-financing fees was partially offset by additional debt discount amortized related to the extension of the two Warrants as consideration for extending the due date of the loan from May 8, 2011 to April 8, 2012.

Interest Income
Interest income decreased approximately $1,000 and $11,000 for the three and nine months ended September 30, 2011, as compared to the corresponding period of 2010, respectively.  The decrease for the three and nine months was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates, partially offset by interest income earned from cash in our money market account.

Income Tax Expense
Income tax expense for continuing operations was $2,399,000 for the three months ended September 30, 2011, as compared to an income tax benefit of $609,000 for the corresponding period of 2010 and income tax expense of $3,504,000 for the nine months ended September 30, 2011, as compared to income tax expense of $1,029,000 for the corresponding period of 2010.  The Company’s effective tax rates were approximately 35.2% and 38.7% for the three months ended September 30, 2011 and 2010, respectively, and 35.2% and 37.4% for the nine months ended September 30, 2011 and 2010, respectively. We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

Index

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

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were used to pay down our revolver and used for working capital with the remaining excess funds swept into a money market account.  As of September 30, 2011, expenses related to the sale of PFFL totaled approximately $160,000, of which $130,000 has been paid.  In the quarter ended September 30, 2011, the gain on the sale of PFFL totaled approximately $1,777,000, which is net of taxes of $812,000.  The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were swept into a money market account.

Our discontinued operations had net revenue of $1,266,000 and $6,433,000 for the three and nine months ended September 30, 2011, respectively, as compared to $2,224,000 and $6,766,000 for the corresponding periods of 2010.  We had net income of $1,590,000 and $1,770,000 for our discontinued operations for the three and nine months ended September 30, 2011, respectively, as compared to net loss of $101,000 and $708,000 for the three and nine months ended September 30, 2010, respectively.  Our net income for the three and nine months ended September 30, 2011 included a gain on disposal of $1,777,000 (net of taxes of $812,000) from the divestiture of PFFL as mentioned above.

Assets and liabilities related to discontinued operations total $4,196,000 and $4,381,000 as of September 30, 2011, respectively and $7,433,000 and $5,747,000 as of December 31, 2010, respectively.

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

Index

At September 30, 2011, we had cash of $10,641,000.  The following table reflects the cash flow activities during the nine months of 2011.

(In thousands)	2011
Cash provided by operating activities of continuing operations	$14,104
Cash provided by operating activities of discontinued operations	1,036
Gain on disposal of discontinued operations	(1,777)
Cash used in investing activities of continuing operations	(3,953)
Cash provided by investing activities of discontinued operations	6
Net proceeds from sale of capital stock of discontinued operations	5,370
Cash used in financing activities of continuing operations	(4,097)
Principal repayment of long-term debt for discontinued operations	(149)
Increase in cash	$10,540

As of November 2, 2011, we have a positive cash position of approximately $6,000,000 after the acquisition of SEHC and its subsidiaries as discussed previously.  We attempt to move all excess cash into a Money Market Sweep account in order to maximize the interest earned.  When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at September 30, 2011, primarily represents cash provided by operations, remaining proceeds received from the divestiture of our PFFL subsidiary after pay off of our revolver debt, and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $17,032,000 at September 30, 2011, an increase of $8,491,000 over the December 31, 2010 balance of $8,541,000.  The increase was primarily within the Nuclear Segment, which experienced an increase of approximately $8,373,000 primarily due to increased revenue. The Engineering Segment experienced an increase of approximately $118,000 due mainly to increased revenue.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. As of September 30, 2011, unbilled receivables totaled $9,447,000, a decrease of $2,545,000 from the December 31, 2010 balance of $11,992,000, which reflects our continued efforts to reduce this balance. The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2011 is $8,665,000, a decrease of $771,000 from the balance of $9,436,000 as of December 31, 2010. The long term portion as of September 30, 2011 is $782,000, a decrease of $1,774,000 from the balance of $2,556,000 as of December 31, 2010.

Index

As of September 30, 2011, total consolidated accounts payable was $5,286,000, an increase of $395,000 from the December 31, 2010 balance of $4,891,000. The increase was the result of increased vendor invoices from increases in revenue and our continued management of payment terms with our vendors to maximize our cash position throughout all segments.

Accrued expenses as of September 30, 2011, totaled $10,501,000, an increase of $4,505,000 over the December 31, 2010 balance of $5,996,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The increase was primarily due to income taxes payable resulting from significantly higher net income, higher payroll accrual for costs incurred in connection with reduction in workforce related to our CHPRC subcontract, and renewal of the Company’s general insurance in September 2011.  Also, we recorded approximately $840,000 in earn-out amount payable during the second quarter of 2011 for measurement period ended June 30, 2011 in connection with the acquisition of PFNWR facility in June 2007 (see “Liquidity and Capital Resources of the Company – Financing Activities” for further information regarding this earn-out amount).

Disposal/transportation accrual as of September 30, 2011, totaled $2,673,000, an increase of $485,000 over the December 31, 2010 balance of $2,188,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  During the first nine months of 2011, we had less waste shipped for disposal as compared to 2010 year end which increased the amount of waste on site or in-transit that needed to be accrued.

Our working capital was $8,930,000 (which includes working capital of our discontinued operations) as of September 30, 2011, as compared to a working capital of $2,329,000 as of December 31, 2010. The improvement in our working capital was primarily due to the increase in our trade receivables from increased revenue and the final principal installment payment of approximately $833,000 on the $2,500,000 note we entered into in connection with the acquisition of PFNWR and PFNW in June 2007.  Our working capital was negatively impacted by the increase in our unearned revenue and increases in our accounts payable and accruals as discussed above.   See “Acquisition of Safety and Ecology Holdings Corporation” above for a discussion of working capital of SEHC.

Investing Activities
Our purchases of capital equipment for the nine months ended September 30, 2011 totaled approximately $1,999,000, of which $1,995,000 and $4,000 was for our continuing and discontinued operations, respectively. These expenditures were for improvements to operations primarily within the Nuclear Segment.  These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,600,000 for 2011 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether, thus, it is not unusual for actual capital spending totals for a given year to be less than the budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

Index

•
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, is to be deposited in a sinking fund account representing a restricted cash account;

•	seven annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium;
•	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis;
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

As of September 30, 2011, our total financial coverage amount under this policy totaled $36,696,000.  We have recorded $13,465,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $872,000 on the sinking fund as of September 30, 2011.  Interest income for the three and nine months ended September 30, 2011, was approximately $8,000 and $26,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of September 30, 2011, we have recorded $5,877,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $177,000 on the sinking fund as of September 30, 2011.  Interest income for the three and nine months ended September 30, 2011 totaled approximately $4,000 and $13,000, respectively.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

Index

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association (“PNC”), a national banking association acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of September 30, 2011, the excess availability under our Revolving Credit was $13,092,000 based on our eligible receivables.

In connection with the acquisition of SEHC and its subsidiaries as discussed above, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with its lender, PNC Bank, National Association (“PNC”), replacing its previous Loan Agreement with PNC discussed above.  The Amended Loan Agreement provides the Company with the following credit facilities:

•	up to $25,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves;

•	a term loan of $16,000,000, which requires monthly installments of approximately $190,000; and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

The Company has the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, the Company paid the remaining balance due under the term loan of its previous Loan Agreement totaling $3,833,346, and paid PNC a fee of $217,500 plus it’s out of pocket legal fees using its credit facilities under the Amended Loan Agreement.

The Company financed the acquisition of SEHC utilizing its credit facilities under the Amended Loan Agreement.  As of the close of business on October 31, 2011, after utilizing its credit facilities under the Amended Loan Agreement in connection with the acquisition of SEHC and payments discussed in the preceding paragraph, the Company’s excess availability under its revolving credit facility as provided in the Amended Loan Agreement was approximately $18,708,000 based on the amount of the Company’s eligible receivables.

Pursuant to the Amended Loan Agreement, the Company may terminate the Amended Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the Amended Loan Agreement.  The Company has agreed to pay PNC 1.0% of the total financing in the event it pays off its obligations on or before October 31, 2012 and 1/2% of the total financing if it pays off its obligations after October 31, 2012 but prior to or on October 31, 2013. No early termination fee shall apply if the Company pays off its obligations after October 31, 2013.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2010, and we expect to meet our financial covenants in 2011.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2011:

Index

(Dollars in thousands)	Quarterly Requirement	1st Quarter Actual	2nd Quarter Actual	3rd Quarter Actual
PNC Credit Facility	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Fixed charge coverage ratio	1:25:1	1:35:1	1:54:1	2.89:1
Minimum tangible adjusted net worth	$30,000	$61,707	$63,585	$69,717

In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors (which includes Mr. Robert Ferguson, a member of our Board of Directors), pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  On June 30, 2011, we made the final principal installment of $833,333 plus accrued interest of $69,000.  See “Related Party Transactions” in this section for information regarding Mr. Robert Ferguson.

The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.  See “Related Party Transactions” in this section for Mr. Robert Ferguson’s (a member of our Board of Directors) acquisition of one-half of Mr. Lampson’s Warrant to purchase up to 65,000 shares of the Company’s Common Stock).

Index

In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (including Mr. Robert Ferguson, a member of our Board of Directors)   an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”) (See “Related Party Transactions” in this section for further information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ended June 30, 2010. Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the measurement year ended June 30, 2010 and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (n/k/a “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty.   For measurement year ended June 30, 2011, we determined that the remaining $840,000 in earn-out amount was earned, which we paid on October 3, 2011.

See “Overview - Acquisition of Safety and Ecology Holdings Corporation” for a discussion of the $2,500,000 promissory note entered into by the Company resulting from the acquisition of Safety and Ecology Holdings Corporation and its subsidiaries.

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

On October 7, 2011, the Company’s Board of Directors authorized a repurchase program of up to $3,000,000 of the Company’s Common Stock.  The Company may purchase Common Stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing, the amount of repurchase transactions and the prices paid for the stock under this program will depend on market conditions as well as corporate and regulatory limitations, including blackout period restrictions. The Board approved the repurchase plan in consideration of the Company’s improved cash position and current market volatility.  We plan to fund any repurchases under this program through our internal cash flow and/or borrowing under our line of credit. As of the date of this report, we have not repurchased any of our Common Stock under the program as we continue to evaluate this repurchase program within our internal cash flow and/or borrowings under our line of credit.

Index

In summary, we believe that we have made significant progress and continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  We currently are in a positive cash position immediately following the acquisition of SEHC.  We paid off our revolver debt from cash collected from the reduction in our unbilled receivables, proceeds received from the sale of our discontinued operations, and cash generated from the increase in revenue, especially during the third quarter of 2011.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEHC and its subsidiaries.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2011	2012- 2014	2015 - 2016	After 2016
Long-term debt (1)	$5,584	$635	$4,949	$—	$—
Interest on fixed rate long-term debt (2)	59	13	46	—	—
Interest on variable rate debt (3)	140	49	91	—	—
Operating leases	1,937	151	1,131	532	123
Finite risk policy (4)	2,127	1,073	1,054	—	—
Pension withdrawal liability (5)	574	41	533	—	—
Environmental contingencies (6)	652	189	339	77	47
Earn Out Amount - PFNWR (7)	840	840	—	—	—
Total contractual obligations (8)	$11,913	$2,991	$8,143	$609	$170

(1) Amount excludes debt discount of approximately $22,000 in connection with an amended loan dated April 18, 2011, between the Company and Mr. William Lampson and the estate of Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

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

(3) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.5% and 4.0%, respectively, in years 2011 through July.  In addition, we have a $990,000 promissory note dated April 18, 2011, as amended, with Mr. William Lampson and the estate of Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  See “Liquidity and Capital Resources – Financing Activities” for further information on this promissory note and for the Amended and Restated Revolving Credit, Term Loan and Security Agreement entered into with PNC Bank on October 31, 2011.

Index

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

(7)  In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  The amount noted for measurement year ended June 30, 2011 of $840,000 was earned as of June 30, 2011 and remained payable as of September 30, 2011.  We paid the amount on October 3, 2011.  See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

(8) Excludes the contractual obligations resulting from the acquisition of SEHC and its subsidiaries on October 31, 2011, which include a $2,500,000 promissory note entered into by the Company as discussed in “Overview - Acquisition of Safety and Holdings Corporation”.  The Company has agreed to prepay $500,000 of the principal amount of the promissory note within 10 days of the closing of the acquisition. The table also excludes the credit facility obligations due under the Amended and Restated Revolving Credit, Term Loan and Security Agreement entered into with PNC Bank on October 31, 2011.

Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  We believe the following critical accounting policies affect the more significant estimates used in the preparation of the consolidated financial statements included in this report.

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

Index

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2010 and 2.5%, of accounts receivable as of December 31, 2010.  Additionally, this allowance was approximately 0.2% of revenue for the nine months ended September 30, 2011, and 1.2% of accounts receivable as September 30, 2011.

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

Index

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

Index

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

The higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, is scheduled to reduce after 2011 as the DOE has committed to spend most of its cleanup funds by the end of September 2011.  The availability of additional general funding that will be available for DOE’s cleanup projects will depend on future funding and its annual budgets.  Therefore, we expect that demand for our services within our Nuclear Segment will be subject to fluctuations due to a variety of factors beyond our control, including our national debt, the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matters:
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

Safety and Eclogy Holdings Corporation ("SEHC")
On October 24, 2011, prior to our acquisition of SEHC, First Fidelity Lending Corp. (“First Fidelity”) filed a complaint for Declaratory Relief and Breach of Contract against SEC and Leichtweis alleging SEC and Leichtweis breached the General Agreement of Indemnity with the surety of the performance bonds relating to certain projects being remediated by SEC as a result of refusal to allow the surety to perform an inspection of SEC’s records and failure to pay the surety $50,000 in cost to perform such inspection.  In order to obtain the surety’s consent to the acquisition of SEHC and SEC, as required under the General Agreement of Indemnity, we agreed that after closing of the acquisition of SEHC, the surety could inspect SEC records and we paid the surety $50,000.  The performance and payment bonds are required by the owner or general contractor in order to perform work on and to complete these projects.  This lawsuit is still pending in the Circuit Court for the 15th Judicial District of Palm Beach County, Florida.

Index

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $28,381,000 or 86.6% and $71,956,000 or 84.3% (within our Nuclear Segment) of our total revenue from continuing operations during the three and nine months ended September 30, 2011, respectively, as compared to $18,699,000 or 81.8% and $59,548,000 or 82.4% of our total revenue from continuing operations during the corresponding period of 2010.

The U.S. Department of Energy (“DOE”) has advised the subsidiary of SEHC performing remediation work on a particular DOE project that there are substantial deficiencies and cost overruns by the subsidiary in connection with its performance on this project and that the subsidiary is substantially behind schedule on this project, resulting in the DOE indicating that the subsidiary’s performance on this project was unsatisfactory to DOE.  Since our acquisition of SEHC and its subsidiaries, we are attempting to resolve these issues with the DOE relating to this project.

Another subsidiary of SEHC has been advised by the general contractor on a separate project of deficiencies and cost overruns by the subsidiary on that project.  We believe, based on information provided to us by SEHC, that the deficiencies have been corrected.  As a result of the cost overruns, as of the date of this report, the subsidiary has submitted a Request for Equitable Adjustment to the general contractor to recover up to approximately $5,000,000 of the cost overruns.  Due to the occurrence of the deficiencies, however, the subsidiary may not recover all or a portion of these cost overruns.

A subsidiary of SEHC is remediating a third project.  There have been numerous deficiencies and cost overruns on this project by SEHC’s subsidiaries.  The contract relating to this project with the SEHC’s subsidiary is terminating. We have agreed with Homeland that if certain conditions are not met by December 31, 2011, regarding this project, we can recover from the escrow amount held under the Escrow Agreement executed in connection with the Purchase Agreement the sum of $1,500,000.  See discussion under “Acquisition of Safety & Ecology Holdings Corporation” relating to this matter.

During the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period unless funding is reduced for this project due to budget issues relating to the federal government.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC.  These three contracts were renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $19,570,000 or 59.7% and $50,403,000 or 59.1% of our total revenue from continuing operations for three and nine months ended September 30, 2011, respectively, as compared to $13,880,000 or 60.7% and $37,881,000 or 52.4% for the corresponding period of 2010.

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

We budgeted for 2011, $615,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities within our discontinued operations.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008. All of the environmental reserves remain the obligations of the Company with the exception of PFSG, which is classified as held for sale.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

Index

At September 30, 2011, we had total accrued environmental remediation liabilities of $2,149,000 of which $1,232,000 is recorded as a current liability, which reflects a decrease of $107,000 from the December 31, 2010, balance of $2,256,000.  The net decrease represents payment on remediation projects of $320,000 and increases to the reserve of $50,000 and $163,000 at PFMI and PFM, respectively, made in the second quarter of 2011 due to reassessment of our remediation reserves.  The September 30, 2011, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$231	$137	$368
PFM	136	89	225
PFSG	806	691	1,497
PFMI	59	─	59
Total Liability	$1,232	$917	$2,149

Related Party Transactions
On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiaries.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently was elected annually as a director at our Annual Meeting of Stockholders until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director again at our 2011 Annual Meeting of Stockholders. Mr. Ferguson was subsequently elected as a Director at the August 24, 2011 Annual Meeting of Stockholders.   See discussion under “Liquidity and Capital Resources of the Company – Financing Activities” of this Management Discussion and Analysis of Financial Condition and Results of Operations” as to Mr. Ferguson’s interest in consideration paid and to be paid by us in connection with our acquisition of PFNWR and PFNW.

Effective June 29, 2011, Mr. Ferguson acquired from Mr. William Lampson one-half of a Warrant (the “Lampson Warrant”) for the purchase of up to 135,000 of the Company’s Common Stock at $1.50 per share.   We originally issued the Lampson Warrant to Mr. Lampson as consideration for a loan in the principal amount of $3,000,000 on May 8, 2009 from Mr. Lampson and Mr. Diehl Rettig. The terms of the loan were amended on April 18, 2011, to provide that the remaining principal balance of $990,000 is payable in 12 monthly principal payments plus accrued interest starting May 8, 2011.  In connection with the loan amendment, the expiration date of the Lampson Warrant was extended one year to May 8, 2012.  As a result of the acquisition of one-half of the Lampson Warrant, Mr. Ferguson and Mr. Lampson each now holds a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012.  See discussion under “Liquidity and Capital Resources of the Company – Financing Activities” of this Management Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the original Lampson Warrant.

Index

Upon the closing of the acquisition of SEHC on October 31, 2011, Mr. Christopher Leichtweis (“Leichtweis”), a former officer and director of Homeland, was appointed a Senior Vice President of the Company and President of SEC, pursuant to the terms of a four year employment agreement.  In connection with Leichtweis’ employment on October 31, 2011, we granted Leichtweis a non-qualified stock option (the “Option”) to purchase up to 250,000 shares of our Common Stock as reported on the Nasdaq on the grant date, which was $1.35.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.  The Option was granted in accordance with, and is subject to, Non-Qualified Stock Option Agreement, dated October 31, 2011.

Under an agreement of indemnity, SEC, Leichtweis and his spouse, jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $14,000,000.  The indemnification agreement provided by SEC to Leichtweis also provides for compensating the Leichtweis at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).

Under a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and SEHC, as lessee, SEHC is obligated to make lease payments of approximately $29,000 per month through June 2018.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.  Leichtweis Enterprises is owned by Leichtweis.

As a member of the Management Investors who purchased in a private placement restricted shares of the Company’s Common Stock pursuant to the Purchase Agreement, as discussed in “Overview - Acquisition of Safety and Ecology Holdings Corporation”, Leichtweis purchased 747,112 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to Homeland for the acquisition of SEHC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of September 30, 2011, the Company had approximately $4,495,000 in variable rate borrowing. Assuming a 1% change in the average interest rate as of September 30, 2011, our interest cost would change by approximately $45,000.  As of September 30, 2011, we had no interest swap agreement outstanding.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) were effective, as of September 30, 2011.

Index

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries or material developments with regard to such legal proceedings not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2010, and Item 1, Part II of our Form 10-Qs for the period ended March 31, 2011 and June 30, 2011, which are incorporated herein by reference, except the following:.

On October 24, 2011, prior to our acquisition of SEHC, First Fidelity Lending Corp. (“First Fidelity”) filed a complaint for Declaratory Relief and Breach of Contract against SEC and Leichtweis alleging SEC and Leichtweis breached the General Agreement of Indemnity with the surety of the performance bonds relating to certain projects being remediated by SEC as a result of refusal to allow the surety to perform an inspection of SEC’s records and failure to pay the surety $50,000 in cost to perform such inspection.  In order to obtain the surety’s consent to the acquisition of SEHC and SEC, as required under the General Agreement of Indemnity, we agreed that after closing of the acquisition of SEHC, the surety could inspect SEC records and we paid the surety $50,000.  The performance and payment bonds are required by the owner or general contractor in order to perform work on and to complete these projects.  This lawsuit is still pending in the Circuit Court for the 15th Judicial District of Palm Beach County, Florida.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 6.    Exhibits
(a)            Exhibits

2.1
Asset Purchase Agreement By and Among Triumvirate Environmental, Inc., Triumvirate Environmental (Florida), Inc. and Perma-Fix Environmental Services, Inc., and Perma-Fix of Orlando, Inc., dated August 12, 2011 which was filed as Exhibit 99.1 to the Company’s 8-K filed on August 17, 2011 and incorporated herein by reference .

2.2
Stock Purchase Agreement, dated July 15, 2011, by and among Perma-Fix Environmental Services, Inc., Homeland Security Capital Corporation and Safety and Ecology Holdings Corporation, which was filed as Exhibit 2.1 to the Company’s 8-K filed on July 20, 2011 and incorporated herein by reference.

2.3	Escrow Agreement, dated October 31, 2011, between the Company, Homeland Security Capital Corporation, and Suntrust Bank, which was filed as Exhibit 2.3 to the Company’s 8-K filed on November 4, 2011.
2.4
Letter Agreement (Net Working Capital Adjustments), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.4 to the Company’s 8-K filed on November 4, 2011.

Index

2.5
Letter Agreement (Escrow), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.5 to the Company’s 8-K filed on November 4, 2011.

2.6
Letter Agreement (Note Prepayment), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.6 to the Company’s 8-K filed on November 4, 2011.

4.1
Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated October 31, 2011, which was filed as Exhibit 99.4 to the Company’s 8-K filed on November 4, 2011.

4.2
Non-negotiable Promissory Note issued by Perma-Fix Environmental Services, Inc., to Homeland Security Capital Corporation, dated October 31, 2011, which was filed as Exhibit 2.2 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.1
Employment Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.1 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.2	Management Incentive Plan for Christopher Leichtweis, dated November 1, 2011, which was filed as Exhibit 99.3 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.
10.3
Non-Qualified Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.2 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.4
Indemnification Agreement, dated February 21,2011, between Safety and Ecology Holdings Corporation, Safety and Ecology Corporation, Inc., and Christopher P. Leichtweis and Myra Leichtweis, which was filed as Exhibit 99.5 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________________________________________________________________________________________________________
*Pursuant to Rule 406T of Regulation S-T, the Interactive Data File in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 7, 2011	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: November 7, 2011	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer