Form 10-K
period 2011-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2012-03-15
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐    No ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2011), was approximately $70,296,638.  For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant.  The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of February 25, 2012, there were 56,062,919 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference:  none

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I

ITEM 1.	BUSINESS
Company Overview and Principal Products and Services
Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), a Delaware corporation incorporated in December of 1990, is an international environmental and technology know-how company, which provides:

o
Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste), non-nuclear hazardous waste, nuclear low level, and higher activity radioactive wastes;

o	Research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams;
o	On-site waste management services to commercial and government customers;
o
Technical services which includes: (a) health physic and radiological control technician services; (b) safety and industrial hygiene services; (c) staff augmentation services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field personal, technical personnel, and management and services to commercial and government customers; and (d) consulting engineering services including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities;

o	Instrumentation and measurement technologies.

On October 31, 2011, we completed the acquisition of all of the issued and outstanding shares of capital stock of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“SEC”), SEC Federal Services Corporation, Safety & Ecology Corporation Limited (“SECL” - a United Kingdom operation) and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (Collectively “SEC”) pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC.  SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services. SEC provides remediation of nuclear and mixed waste materials for the U.S. government and other commercial customers.

Pursuant to the terms of the Purchase Agreement, upon closing of the Purchase Agreement, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock.   The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

We have grown through acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our facilities and on-site activities, continue to evaluate strategic acquisitions, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste. Our core business includes services provided by our two segments, Nuclear Treatment and Nuclear Services, as described below.

We service research institutions, commercial companies, public utilities, and governmental agencies nationwide, including the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). The distribution channels for our services are through direct sales to customers or via intermediaries.

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

Index

•	our Code of Ethics;
•	the charter of our Corporate Governance and Nominating Committee;
•	our Anti-Fraud Policy;
•	the charter of our Audit Committee.

Segment Information and Foreign and Domestic Operations and Export Sales
The Company has two reportable segments.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, we define an operating segment as:

•	a business activity from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated and assess its performance; and
•	for which discrete financial information is available.

As a result of the acquisition of SEC, the Company made structure and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring better aligns the internal management and functional support assets based on company service offerings.  Such restructuring also provides a functionally supported matrix management approach which better supports resource allocation by our chief operating decision maker and optimizes performance assessment.   These changes resulted in the Company’s new reporting segments:   Treatment Segment and Services Segment, which are described below.  All of the historical segment numbers presented in the Form 10-K have been recast to conform to this change in reportable segments.

TREATMENT SEGMENT reporting includes:

-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities: Perma-Fix of Florida, Inc. (“PFF”), Diversified Scientific Services, Inc., (“DSSI”),  Perma-Fix Northwest Richland, Inc. (“PFNWR”), and East Tennessee Materials & Energy Corporation (“M&EC”). The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements; and

-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

For 2011, the Treatment Segment accounted for $65,838,000 or 55.5% of total revenue from continuing operations, as compared to $53,363,000 or 54.6% of total revenue from continuing operations for 2010 and $54,785,000 or 59.3% of total revenue from continuing operations for 2009.  See “ – Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.
SERVICES SEGMENT reporting includes:

-	On-site waste management services to commercial and government customers;
-	Technical services which include:
o	health physic and radiological control technician services providing both field support as well as professional technical support to commercial and government customers;

Index

o	safety and industrial hygiene services providing field support and professional technical support to commercial and government customers;
o
staff augmentation services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field personnel, technical personnel, management and services to commercial and government customers; and

o	consulting engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

▪	engineering and compliance support to other segments.
-	A company owned equipment calibration and maintenance laboratory that services, maintains and calibrates health physics and industrial hygiene instrumentation.

Our Services Segment includes a foreign operation, Safety & Ecology Corporation Limited (“SECL” - a United Kingdom corporation) located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  Revenue from this operation was approximately $30,000 or .03% of our consolidated revenue from continuing operations during 2011.

For 2011, the Services Segment accounted for $52,774,000 or 44.5% of total revenue from continuing operations, as compared to $44,427,000 or 45.4% of total revenue from continuing operations for 2010 and $37,608,000 or 40.7% of total revenue from continuing operations for 2009.  Of the total revenues for 2011 in this segment, $10,669,000 was attributable to the activities of SEHC and its subsidiaries for November and December 2011.  See “ – Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.

Our segments exclude the Corporate and Operation Headquarters, which do not generate revenue, and our discontinued operations: Perma-Fix of Michigan Inc. (“PFMI”), Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Memphis, Inc. (“PFM”), three non-operational facilities which were approved as discontinued operations by our Board of Director effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively; Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”), which were divested in January 2008, March 2008, and May 2008, respectively; and Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc., (“PFO”), and Perma-Fix of South Georgia, Inc. (“PFSG”), which were reclassified as discontinued operations in October 2010.  On August 12, 2011, we completed the sale of PFFL pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  On October 14, 2011, we completed the sale of substantially all of the assets of PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.

Importance of Patents, Trademarks and Proprietary Technology
We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof.  We have received registration to May 2012 and December 2020, for the service marks “Perma-Fix Environmental Services” and “Perma-Fix”, respectively.

We are active in the research and development (“R&D”) of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of ten active patents and the filing of several pending patent applications. These ten active patents have remaining life ranging from approximately eight to thirteen years. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy.

Index

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

Permits and Licenses
Waste management service companies are subject to extensive, evolving and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities.  Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition.  The permits and licenses have terms ranging from one to ten years, and provided that we maintain a reasonable level of compliance, renew with minimal effort, and cost.  Historically, there have been no compelling challenges to the permit and license renewals.  We believe that these permit and license requirements represent a potential barrier to entry for possible competitors.

PFF, located in Gainesville, Florida, operates its hazardous, mixed and low-level radioactive waste activities under a RCRA (“Resource Conservation and Recovery Act”) Part B permit, Toxic Substances Control Act (“TSCA”) authorization, Restricted RX Drug Distributor-Destruction license, and a radioactive materials license issued by the State of Florida.

DSSI, located in Kingston, Tennessee, conducts mixed and low-level radioactive waste storage and treatment activities under RCRA Part B permits and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA Polychlorinated Biphenyl (“PCB”) wastes are also managed for PCB destruction under EPA Approval effective June 2008.

M&EC, located in Oak Ridge, Tennessee, performs hazardous, low-level radioactive and mixed waste storage and treatment operations under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA PCB wastes are also managed under EPA Approvals applicable to site-specific treatment units.

PFNWR, located in Richland, Washington, operates its mixed and low-level radioactive waste activities under a RCRA Part B permit, TSCA authorization, and a radioactive materials license issued by the State of Washington and the EPA.

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by PFF, DSSI M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities unique.

Seasonality
The DOE and DOD represent major customers for our Treatment Segment and Services Segment.  For our  Treatment Segment, in conjunction with the federal government’s September 30 fiscal year-end, the Treatment Segment historically experienced seasonably large shipments during the third quarter, leading up to the federal government’s fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, this segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as federal government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.

Index

Our Services Segment generally experiences a seasonal slowdown during the winter months as heavy construction projects are typically performed in the early Spring to late Fall months, winter weather conditions delay work at project sites, and our technical services experience reduced activities and related billable hours throughout the November and December holiday period.

Backlog
The Treatment Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed.  The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2011, our Treatment Segment had a backlog of approximately $14,609,000, as compared to approximately $6,876,000 as of December 31, 2010.  Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving.  We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

Dependence Upon a Single or Few Customers
Our segments have significant relationships with the federal government, and continue to enter into contracts, directly as the prime contractor or indirectly as a subcontractor, with the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days notice, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $100,165,000 or 84.4% of our total revenue from continuing operations during 2011, as compared to $80,275,000 or 82.1% of our total revenue from continuing operations during 2010, and $75,013,000 or 81.2% of our total revenue from continuing operations during 2009.

During the second quarter of 2008, we were awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington.  This subcontract is a cost plus award fee contract and provides, among other things, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018. We believe full operations under this subcontract will result in total revenues to us for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period. As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice. Three other subcontracts that our subsidiaries have with CHPRC have been renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $59,136,000 or 49.9%, $51,929,000 or 53.1%, and $45,169,000 or 48.8%, of our total revenue from continuing operations for twelve months ended December 31, 2011, 2010, and 2009, respectively.

Competitive Conditions
The Treatment Segment’s largest competitor is EnergySolutions. At present, EnergySolutions’ Clive, Utah facility is one of the few radioactive disposal sites for commercially generated waste in the country in which our Nuclear Treatment Segment can dispose of its nuclear waste.  If EnergySolutions should refuse to accept our nuclear and mixed waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us for commercial wastes. However, with the recent radioactive disposal license granted to Waste Control Specialists (“WCS”) located in Andrews, Texas, this risk could be reduced as WCS brings its disposal site online in 2012. The Treatment Segment treats and disposes of DOE generated wastes largely at DOE owned sites.  Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time. Our Treatment Segment currently solicits business primarily on a North American basis with both government and commercial clients; however, we are focusing on emerging international markets for future work.

Index

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste and radioactive and mixed waste activities as presently operated by our waste treatment subsidiaries.  If the permit requirements for hazardous waste treatment, storage, and disposal (“TSD”) activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

Our Services Segment is engaged in highly competitive businesses in which a number of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which our Services Segment competes, especially projects subject to the governmental bid process. For international business, competition among competitors that are not encountered in our domestic business makes work in foreign countries more challenging.  Some of the competitors are larger and possess greater resources and technical abilities than we do, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on our contract bid prices and profit margins. Intense competition is expected to continue for government environmental service contracts, which may provide challenge to our ability to maintain strong growth rates and acceptable profit margins. If our Services Segment is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2011, our purchases of capital equipment totaled approximately $2,303,000.  These expenditures were for improvements to operations primarily within the Treatment Segment.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,681,000 for 2012 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD, which we divested in March 2008.  Prior to our acquisition of PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD. In acquiring PFD in 1994, we were indemnified by the seller for costs associated with remediating the property leased by EPS (“Leased Property”). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility was separate and apart from the property on which PFD's facility was located. Upon the sale of substantially all of the assets of PFD in March 2008, we retained the environmental liability of PFD as it related only to the remediation of the EPS site. A Revised Closure Plan, submitted to Ohio Environmental Protection Agency in 2010, was recently approved.  Installation of the final remedy will begin in the third quarter of 2012. We have accrued approximately $359,000, at December 31, 2011, for the estimated, remaining costs of remediating the Leased Property, which will extend approximately over the next six years.

Index

In conjunction with our acquisition of Perma-Fix of Memphis, Inc. (“PFM”), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate potential areas of soil contamination on PFM's property.  Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. In 2008, we completed all soil remediation with the exception of that associated with the groundwater contamination. In addition, we installed wells and equipment associated with groundwater remediation. In 2011, remediation of the remaining contaminated soil was completed leaving only treatment of the aquifer.  We have accrued approximately $89,000 at December 31, 2011, for closure which we anticipate spending over the next five years.

In conjunction with the acquisition of PFSG, we initially recognized an environmental accrual of $2,200,000 for estimated long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the acquired facility in Valdosta, Georgia. The remedial activities began in 2003.  We have accrued approximately $1,497,000 at December 31, 2011, to complete remediation of the facility, which we anticipate spending over approximately the next ten years.

As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  During 2006, based on state-mandated criteria, we began implementing a modified methodology to remediate the facility. We have completed the remediation activities.  In 2010, as required under a Consent Order, a closure plan was submitted, which is currently under final review, with approval expected in 2012.  As of December 31, 2011, we have $57,000 accrued for minor items. It is anticipated that closure activities, with the exception of post-closure monitoring, will be completed in 2012.

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

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties.  The majority of our research activities are performed as we receive new and unique waste to treat.  We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2011, 2010, and 2009, we spent approximately $1,502,000, $921,000, and $609,000, respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success.  We believe we have good relationships with our employees.  As of December 31, 2011, we employed 921 employees, of which 862 are full-time employees, 50 are temporary employees and 9 are part-time employees.  Approximately 80 full-time employees are unionized and covered by a collective bargaining agreement which expires on March 31, 2012 and 40 of the temporary employees are unionized and are covered by a collective bargaining agreement which expires on September 30, 2016.

Index

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

Index

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

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $39,000,000 of financial assurance coverage. As of December 31, 2011, our total financial coverage under our finite risk policy totals approximately $36,541,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5% which at the end of the four year term provides a maximum coverage of $8,200,000.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K, as the forward-looking statements are based on current expectations, and actual results and conditions could differ materially from the current expectations.  Investing in our securities involves a high degree of risk, and before making an investment decision, you should carefully consider these risk factors as well as other information we include or incorporate by reference in the other reports we file with the Securities and Exchange Commission (the “Commission”).

Risks Relating to our Operations

Failure to maintain our financial assurance coverage that we are required to have in order to operate our permitted treatment, storage and disposal facilities could have a material adverse effect on us.
A subsidiary of AIG, Chartis, provides our finite risk insurance policies which provide financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure of those facilities.  We are required to provide and to maintain financial assurance that guarantees to the state that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  Our initial policy provides a maximum of $39,000,000 of financial assurance coverage.  We also maintain a financial assurance policy for our PFNWR facility, which provides a maximum coverage of $8,200,000.  In the event that we are unable to obtain or maintain our financial assurance coverage for any reason, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities

Index

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.
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
A material amount of our segments’ revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government.  Our revenues from governmental contracts and subcontracts relating to governmental facilities within our segments were approximately $100,165,000 or 84.4% and $80,275,000 or 81.2%, of our consolidated operating revenues from continuing operations for 2011 and 2010, respectively.  Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. In addition, when we acquired SEHC, a subsidiary of SEHC was in default or breach under a certain contract with an agency of the federal government as a result of such subsidiary’s failure to perform in a timely manner under such contract.  After our acquisition of SEHC, we are attempting to correct such default or breach.  If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, or if we are unable to satisfy the government as to the failures of SEHC’s subsidiary under its contract, our revenues and future operations could be materially adversely affected.

If our consolidation strategy is not successful, our operations and financial condition could be adversely affected.
One of our strategies is to increase our revenues, the range of products and services that we offer and the markets that we serve through acquisitions. On October 31, 2011, we completed the acquisition of SEHC and its subsidiaries. Although our management endeavors to evaluate the risks inherent in any particular acquisition candidate, we may not properly ascertain all of such risks. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. We will seek to improve the profitability and increase the revenues of acquired businesses by various means, including combining administrative functions, eliminating redundant operations, and implementing system and technology improvements.  Our ability to increase revenues will be affected by various factors, including our ability to maintain and win new contracts with the federal government, satisfactorily resolve certain issues involving certain subsidiaries of SEHC under certain contracts, expand the products and services offered to the customers of acquired companies, develop national accounts and attract and retain a sufficient number of employees to perform the Company’s services. There can be no assurance that the Company’s internal growth strategies will be successful.

Our existing and future customers may reduce or halt their spending on nuclear services with outside vendors, including us.
A variety of factors may cause our existing or future customers (including the federal government) to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

Index

•	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
•	failure of the federal government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation of DOE and DOD sites;
•	civic opposition to or changes in government policies regarding nuclear operations; or
•	a reduction in demand for nuclear generating capacity; or
•	failure to perform under existing contracts, directly or indirectly, with the federal government.

These events could result in or cause the federal government to terminate or cancel its existing contracts involving us to treat, store or dispose of contaminated waste and/or to perform remediation projects, at one or more of the federal sites since all contracts with, or subcontracts involving, the federal government are terminable upon or subject to renegotiation at the option of the government on 30 days notice.  These events also could adversely affect us to the extent that they result in the reduction or elimination of contractual requirements, lower demand for nuclear services, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Economic downturns and/or reductions in government funding could have a material negative impact on our businesses.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites due to numerous reasons, including, without limitation, the substantial deficits that the federal government has and is continuing to incur.  During economic downturns and large budget deficits that the federal government and many states are experiencing, the ability of private and government entities to spend on nuclear services may decline significantly. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Index

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

The refusal to accept our waste for disposal by, or a closure of, the end disposal site that our Treatment Segment utilizes to dispose of its waste could subject us to significant risk and limit our operations.
Our Treatment Segment has limited options available for disposal of its waste. There is only one disposal site for our low level radioactive waste we receive from non-governmental sites.  If this disposal site ceases to accept waste or closes for any reason or refuses to accept the waste of our Treatment Segment, for any reason, we could have nowhere to dispose of our nuclear waste or have significantly increased costs from disposal alternatives. With nowhere to dispose of our nuclear waste, we would be subject to significant risk from the implications of storing the waste on our site, and we would have to limit our operations to accept only waste that we can dispose of.  A second low-level radioactive disposal site is scheduled to be operational in 2012, and when this new disposal site becomes operational, we do not believe that we will be as dependent on the current disposal site.

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

Index

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

Index

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

Under certain conditions, the Price-Anderson Act’s indemnification provisions may not apply to our processing of radioactive waste at governmental facilities, and do not apply to liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercial adequate insurance and indemnification.

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
We have approximately $6,091,000 and $27,718,000 in net operating loss carryforwards which will expire from 2012 to 2021 if not used against future federal and state income tax liabilities, respectively.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

Index

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.
A percentage of our revenues are earned under contracts that are fixed-price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.  Prior to our acquisition of SEHC and its subsidiaries, several subsidiaries of SEHC experienced substantial cost overruns in several of its fixed price contracts, which cost overruns may not be recoverable, in whole or in part.

Adequate bonding is necessary for us to win certain types of new work.
We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts, primarily within our Nuclear Services Segment. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We currently have a bonding facility but, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

We could have material weaknesses in our Internal Control over Financial Reporting (“ICFR”), resulting from our acquisition.
On October 31, 2011, we completed the acquisition of SEHC and its subsidiaries. We have been advised that Homeland determined prior to our acquisition of SEC that SEC had a material weakness in its ICFR because material information was omitted in determining whether contracts were in a loss position and there was a reasonable possibility such missing information would have caused a material misstatement.  Additionally, our initial reviews of internal controls for SEC, since its acquisition, have resulted in the identification of certain internal control deficiencies. Management has taken steps to remediate these deficiencies, but there has not been enough time to fully assess the effectiveness of SEC’s ICFR.  If we fail to remediate internal control deficiencies identified for SEC and/or fail to remediate future deficiencies identified from our continued assessment, there could be a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

Index

Our financial condition could be harmed if SEHC and its subsidiaries that we recently acquired failed to comply with applicable laws, rules or regulations, default or breach under its contractual obligations or have other undisclosed liabilities.
Any business that we may acquire may be, or have been, subject to many of the same laws and regulations to which our business is subject and possibly to others, including environmental laws and regulations and other laws and regulations impacting companies that do business with federal, state and local governments.  If SEHC and its subsidiaries, which we recently acquired, have not conducted their businesses in compliance with applicable laws and regulations or have not complied with their contractual obligations, we may suffer material adverse consequences, such as significant fines, termination of contracts or payment of damages.  SEHC and its subsidiaries may have other undisclosed liabilities that we did not discover during the acquisition process that could result in liability to us or other unanticipated problems, which could have a material adverse effect on us.

As a result of our acquisition of SEHC and its subsidiaries, SEHC and its subsidiaries no longer qualify as a small business and are unable to take advantage of opportunities available to a small business.
Having a small business status provides a company with certain competitive advantages in obtaining certain contracts. SEHC and its subsidiaries qualified as a small business prior to our acquisition that it was able to obtain prior to our acquisition. Due to our acquisition, SEHC and its subsidiaries no longer qualify as a small business, which could have a material adverse effect on SEHC’s and its subsidiaries’ ability to obtain certain contracts that it was able to obtain prior to our acquisition.

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

Index

Our amount of debt could adversely affect our operations.
At December 31, 2011, our aggregate consolidated debt was approximately $19,048,000. Our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”) provides for an aggregate commitment of $43,500,000, consisting of a $25,000,000 revolving line of credit, a term loan of $16,000,000, and an equipment line of credit up to $2,500,000.  The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time.  As of December 31, 2011, we had no borrowings under the revolving part of our Credit Facility and borrowing availability of up to an additional $15,382,000 based on our outstanding eligible receivables. A substantial amount of our outstanding borrowings as of December 31, 2011, was in connection with payment of the cash portion of the consideration in the acquisition of SEHC. A lack of operating results could have material adverse consequences on our ability to operate our business.  Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us.  Many of these factors are beyond our control.

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2011, we had 56,030,038 shares of Common Stock outstanding (which excludes 38,210 treasury shares).

In addition, as of December 31, 2011, we had outstanding options to purchase 3,039,833 shares of Common Stock at exercise prices from $1.42 to $2.98 per share.  Further, our preferred share rights plan and the shelf registration statement, if either is triggered, could result in the issuance of a substantial amount of our Common Stock.  The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan and/or the shelf registration could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

Index

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

We have authorized and unissued 10,780,129 (which include outstanding options to purchase 3,039,833 shares of our Common Stock, outstanding warrants to purchase 150,000 shares of our Common Stock, and up to 5,000,000 shares authorized for resale under the shelf registration statement) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2011 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

Index

ITEM 2.	PROPERTIES

Our principal executive office is in Atlanta, Georgia.  Our Operations Headquarters is located in Oak Ridge, Tennessee.  Our Nuclear Treatment Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and Richland, Washington.  Our Nuclear Services Segment operates subsidiaries located in Ellisville, Missouri; Knoxville, Tennessee; and Blaydon On Tyne, England, of which we lease all of the properties.  We have a facility located in Valdosta, Georgia, with is included within our discontinued operations.  We also maintain properties in Brownstown, Michigan and Memphis, Tennessee, which are all non-operational and are included within our discontinued operations.

Three of our facilities are subject to mortgages as granted to our senior lender (Kingston, Tennessee; Gainesville, Florida; and Richland, Washington).

The Company currently leases properties in the following locations:

Location	Square Footage	Expiration of Lease
Knoxville TN (SEC)	20,850	May 31, 2018
Knoxville TN (SEC)	11,000	September 30, 2012
Blaydon On Tyne, England (SECL)	1,000	Monthly
Pittsburgh PA (SEC)	640	Monthly
Oak Ridge TN (M&EC)	150,000	June 7, 2017
Ellisville, MO (SYA)	12,000	May 31, 2016
Oak Ridge TN (OHQ)	10,000	April 30, 2012
Atlanta, GA (Corporate)	5,800	November 30, 2013
Oak Ridge TN (SECRA)	6,300	February 28, 2013

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR and Philotechnics, Ltd. (“Philo”)), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, discussing an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

Subsidiary of SEHC
The lawsuit styled First Fidelity Lending Corp. (“First Fidelity”) vs. SEC and Christopher Leichtweis (“Leichtweis”, who was named our Senior Vice President upon completion of our acquisition of SEHC and its subsidiaries), pending in the Circuit Court for the 15th Judicial District of Palm Beach County, Florida, alleging SEC and Leichtweis breached the General Agreement of Indemnity with the surety, First Fidelity, in connection with SEC’s performance bonds on certain projects, has been dismissed by First Fidelity.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

Index

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	68	Chairman of the Board, President and Chief Executive Officer
Mr. Ben Naccarato	49	Chief Financial Officer, Vice President, and Secretary
Mr. James A. Blankenhorn	47	Chief Operating Officer, Vice President
Mr. Robert Schreiber, Jr.	61	President of SYA, Schreiber, Yonley & Associates, a subsidiary of the Company, and Principal Engineer
Mr. Christopher P. Leichtweis	52	President of Safety and Ecology Corporation (“SEC”), Senior Vice President

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

Mr. James A. Blankenhorn
Mr. Blankenhorn was appointed by the Company’s Board of Directors on February 18, 2011 as the Company’s Chief Operating Officer.  Mr. Blankenhorn’s employment with the Company became effective on June 1, 2011.  Mr. Blankenhorn has 24 years experience in the nuclear industry supporting U. S. Department of Defense programs, and the Department of Energy’s Environmental Management and National Nuclear Security Administration programs.  Prior to joining Perma-Fix, Mr. Blankenhorn served in a variety of senior management positions at URS Corporation, a publicly traded Company which provides engineering, construction, and technical services for public agencies and private sectors. Most recently, he served as the deputy project manager for the West Valley Environmental Services, LLC, in western New York where he directed a staff of 360 in the deactivation, decommissioning and clean up of facilities at West Valley.  From 2008 to early 2010, Mr. Blankenhorn was program director with Los Alamos National Security, LLC, responsible for the Waste Disposition Project at the Los Alamos National Laboratory where he supervised 440 people and was responsible for improving performance and achieving cost savings while developing a long term strategy for legacy wastes.  Mr. Blankenhorn spent 18 years at the Westinghouse Savannah River Company. Since 1986, Mr. Blankenhorn has been an officer (recently promoted to Colonel) in the U.S. Army and Army Reserve serving in leadership positions within the U.S. Army Nuclear, Biological, Chemical and Radiological program.  Mr. Blankenhorn holds a Master of Strategic Studies from the U.S. Army War College, a Master of Science degree – Environmental/Hazardous Waste Management from National Technology University, and a Bachelor of Science degree – Chemistry from the Florida Institute of Technology.

Index

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

Mr. Christopher P. Leichtweis
Mr. Leichtweis was appointed Senior Vice President of the Company and President of SEC upon the closing of the acquisition of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively, “SEC”) by the Company on October 31, 2011.

Prior to the acquisition of SEC by the Company, Mr. Leichtweis served as founder, President and CEO of SEC since 1991 and grew the domestic and international operations to more than 530 employees, eight offices, and revenues of approximately $98,000,000 in SEC’s fiscal year 2011. From 2008 to prior the acquisition, he served as President and Director of SEC’s parent (public) company Homeland Security Capital Corporation, growing the parent’s portfolio of three companies by 43% and expanding operations into many new commercial and federal markets.

Prior to founding SEC, Mr. Leichtweis served in various engineering and management positions at Bechtel National and Bechtel Environmental, Inc., a global Engineering and Construction Company, starting in 1985, and was a key contributor to the environmental clean-up of major federal nuclear legacy programs. He currently serves on many boards including his undergraduate University’s Foundation Board (State University of New York- Brockport) and is a distinguished graduate from the University of Tennessee. Mr. Leichtweis earned a B.S. degree in Physics from SUNY Brockport in 1983, and received his MBA from the University of Tennessee in December 2003. In addition, he is a Certified Industrial Hygienist by the American Board of Industrial Hygiene. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award winner.

Certain Relationships
There are no family relationships between any of our executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI”. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown.  The source of such quotations and information is the NASDAQ online trading history reports.

		2011		2010
		Low	High	Low	High
Common Stock	1st Quarter	$1.36	$1.82	$1.72	$2.51
	2nd Quarter	1.28	1.57	1.51	2.38
	3rd Quarter	1.00	1.68	1.43	1.92
	4th Quarter	1.15	1.65	1.24	1.86

As of February 22, 2012, there were approximately 257 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of February 22, 2012, was approximately 4,260.

Index

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from the lender.  We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during the first three quarters of 2011.  On October 31, 2011, upon the closing of the Purchase Agreement between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC, pursuant to the terms of the Purchase Agreement, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2011.

We have adopted a preferred share rights plan, which is designed to protect us against certain creeping acquisitions, open market purchases, and certain mergers and other combinations with acquiring companies.  See “Item 1A. - Risk Factors – Our Preferred Share Rights Plan” as to further discussion relating to the terms of our preferred share rights plan.

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company’s cumulative total stockholders’ returns on the Common Stock during the years 2007 through 2011, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Morningstar and known as Morningstar Waste Management Industry Group (“Industry Index”) assuming the investment of $100 on January 1, 2007.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

COMPARIZON OF CUMULATIVE TOTAL RETURN

Assumes $100 invested in the Company on January 1, 2007, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”) or be subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

Index

ITEM 6.	SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO USA, LLP.  Certain prior year amounts have been reclassified to conform with current year presentations.  Amounts are in thousands (except for per share amounts). The information set forth below should be read in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data:

	2011(2)	2010	2009	2008	2007(1)
Revenues	$118,610	$97,790	$92,393	$64,553	$54,102
Income (loss) from continuing operations	11,800	3,271	9,687	(818)	517
Income (loss) from discontinued operations, net of taxes	777	(663)	(65)	406	(9,727)
Gain on disposal of discontinued operations, net of taxes	1,509	—	—	2,323	—
Net income attributable to noncontrolling interest	22	—	—	—	—
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	14,064	2,608	9,622	1,911	(9,210)
Income (loss) per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - basic
Continuing operations	.21	.06	.18	(.01)	.01
Discontinued operations	.01	(.01)	—	.01	(.19)
Disposal of discontinued operations	.03	—	—	.04	—
Net income (loss) per common share	.25	.05	.18	.04	(.18)
Income (loss) per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - diluted
Continuing operations	.21	.06	.18	(.01)	.01
Discontinued operations	.01	(.01)	—	.01	(.18)
Disposal of discontinued operations	.03	—	—	.04	—
Net income (loss) per common share	.25	.05	.18	.04	(.17)
Number of shares used in computing net income (loss) per common share - Basic	55,295	54,947	54,238	53,803	52,549
Number of shares and potential common shares used in computing net income (loss) per common share - Diluted	55,317	55,030	54,526	53,803	53,294

Balance Sheet Data:

			December 31,
	2011	2010	2009	2008	2007
Working capital (deficit)	$11,549	$2,329	$1,490	$(3,886)	$(17,154)
Total assets	164,103	125,315	126,000	123,690	126,031
Current and long-term debt	19,048	10,656	12,381	16,203	18,836
Total liabilities	69,555	46,811	51,196	60,769	66,018
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	93,263	77,219	73,519	61,636	58,728

(1)
Includes financial data of PFNWR acquired during 2007 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, June 13, 2007.

(2)
Includes financial data of SEC acquired on October 31, 2011 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, October 31, 2011.

Index

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

As a result of the acquisition of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively, “SEC”) as discussed below, we made structure and reporting changes to our  internal organization and changes to our operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings.  Such restructuring also provides a functionally supported matrix management approach which better supports resource allocation by our chief operating decision maker and optimizes performance assessment.   These changes resulted in our new reporting segments:  Treatment Segment (“Treatment”) and the Services Segment (“Services”).  The Treatment Segment comprises of treatment, processing, and disposal services of nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste. The Services Segment comprises of on-site waste management, technical, and consulting services.  As such, the reporting of financial results and pertinent discussions below are tailored to the two newly re-aligned reportable segments.  All of the historical segment numbers presented in the Form 10-K have been recast to conform to this change in reportable segments

Review
We experienced significant improvement to our results in 2011 from 2010.  Revenue increased $20,820,000 or 21.3% from the twelve months ended December 31, 2010 to the corresponding period of 2011.  The revenue increase included revenue of $10,669,000 from the acquisition of SEC.  Excluding revenue from this acquisition, revenue increased $10,151,000 or 10.4% from 2010 to 2011.  Treatment Segment revenue increased $12,473,000 or 23.4% primarily due to higher waste volume.  The increase in volume was partly attributed to the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, which provided additional funding for nuclear waste clean-up throughout the U.S. Department of Energy (“DOE”) complex.  Services Segment revenue decreased $2,322,000 or 5.2% primarily due to reduced revenue generated from the CH Plateau Remediation Company (“CHPRC”) subcontract (“CHPRC subcontract”).  We were awarded the CHPRC subcontract in the second quarter of 2008 by CHPRC, a general contractor to the DOE.  This subcontract entails performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The revenue reduction was the result of a reduction in workforce which occurred during September 30, 2011 under the CHPRC subcontract.

Gross profit increased $8,173,000 or 39.6%, which included gross profit of $306,000 from the SEC acquisition.  Excluding gross profit from SEC, remaining gross profit increased approximately $7,867,000 or 38.2% primarily due to increased treatment waste volume and cost reductions resulting from the reduction in workforce which occurred in our Services Segment and Treatment Segment in March 2011 and April 2011, respectively.  Excluding the Selling, General, and Administrative (SG&A) expenses of SEC of approximately $1,044,000 as discussed below, remaining SG&A increased $1,159,000 or 8.7% primarily due to legal expenses incurred resulting from the SEC acquisition and higher incentive expense resulting from higher revenue and operating income.

Index

Our working capital improved by $9,220,000 to $11,549,000 (which includes working capital of our discontinued operations and SEC) as of December 31, 2011, from a working capital of $2,329,000 as of December 31, 2010. The improvement in our working capital was primarily due to the increase in cash and our trade receivables from increased revenue.

On October 31, 2011, we completed the acquisition of SEC pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between us, Homeland Capital Security Corporation (“Homeland”) and SEHC.  SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services and is located in Knoxville, Tennessee.  SEC provides remediation of nuclear materials for the U.S. government and other commercial customers.  We acquired SEC for a total consideration of approximately $17,885,000 determined as follows:

(i)
cash consideration of approximately $14,885,000, after certain working capital closing adjustments. This cash consideration was reduced by approximately $1,000,000 total consideration for our Common Stock purchased from us by certain security holders of Homeland as discussed below;

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note may be subject to offset of amounts Homeland owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement if the Escrow Agreement has terminated pursuant to its terms or the amount held in escrow has been exhausted pursuant to the terms of the Purchase Agreement.   Under the terms of the Note, in the event of a continuing event of default under the Note, Homeland has the option to convert the unpaid portion of the Note into our restricted shares of Common Stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange or automatic quotation system on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default that is continuing; provided that the number of shares of our Common Stock to be issued to Homeland under the Note in the event of a continuing event of default plus the number of shares of our Common Stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement; and

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  In January, 2012, we received $1,500,000 of the amount deposited in the escrow account pursuant to the terms of an agreement entered into by Homeland, SEHC and us at closing of the acquisition.

Pursuant to the terms of the Purchase Agreement, upon closing of the Purchase Agreement, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of our Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of our Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the our Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

For the twelve months ending June 26, 2011, SEC’s consolidated revenues and net income were $98,000,000 and $578,000, respectively.

Index

Outlook
We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal budgets driven by temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments:  The Treatment Segment (“Treatment”) and the Services Segment (“Services”):

Below are the results of continuing operations for our years ended December 31, 2011, 2010, and 2009 (amounts in thousands):

(Consolidated)	2011	%	2010	%	2009	%
Net Revenues	$118,610	100.0	$97,790	100.0	$92,393	100.0
Cost of goods sold	89,822	75.7	77,175	78.9	67,912	73.5
Gross Profit	28,788	24.3	20,615	21.1	24,481	26.5

Selling, general and administrative	15,564	13.1	13,361	13.7	14,422	15.6
Research and development	1,502	1.3	921	.9	609	.7
Loss (gain) on disposal of property and equipment	(15)	—	138	.2	(7)	—
Income from operations	11,737	9.9	6,195	6.3	9,457	10.2
Interest income	58	.1	65	.1	145	.2
Interest expense	(657)	(.6)	(755)	(.8)	(1,639)	(1.8)
Interest expense – financing fees	(207)	(.2)	(412)	(.4)	(283)	(.3)
Loss on extinguishment of debt	(91)	(.1)	—	—	—	—
Other	5	—	24	—	21	—
Income from continuing operations before taxes	10,845	9.1	5,117	5.2	7,701	8.3
Income tax (benefit) expense	(955)	(.8)	1,846	1.9	(1,986)	(2.2)
Income from continuing operations	11,800	9.9	3,271	3.3	9,687	10.5

Index

Summary - Years Ended December 31, 2011 and 2010

Net Revenue
Consolidated revenues from continuing operations increased $20,820,000 for the year ended December 31, 2011, compared to the year ended December 31, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Treatment
Government waste	$30,656	25.8	$28,346	29.0	$2,310	8.1
CHPRC (waste processing)	19,499	16.4	9,960	10.2	9,539	95.8
Hazardous/non-hazardous	3,484	2.9	3,473	3.6	11	0.3
Other nuclear waste	12,197	10.4	11,584	11.8	613	5.3
Total	65,836	55.5	53,363	54.6	12,473	23.4

Services
CHPRC (on-site)	39,637	33.4	41,969	42.9	(2,332)	(5.6)
Technical services	2,468	2.1	2,458	2.5	10	0.4
Acquisition 10/31/11 (SEC) (1)	10,669	9.0	—	—	10,669	100.0
Total	52,774	44.5	44,427	45.4	8,347	18.8

Total	$118,610	100.0	$97,790	100.0	$20,820	21.3

(1)	Includes approximately $10,373,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

The Treatment Segment realized revenue growth of $12,473,000 or 23.4% for the twelve months ended December 31, 2011 over the same period in 2010.  Revenue from government generators (which includes revenue generated from the three existing waste processing contracts we have with CHPRC) increased by a total of $11,849,000 or 30.9% primarily due to higher waste volume, which was partially offset by lower averaged priced waste.  In the prior year, we generated revenue from the receipt and processing/disposal of higher activity waste streams received in late 2009 and 2010. Revenue from hazardous and non-hazardous waste was up slightly by $11,000 or 0.3% primarily due to increased field service work, which was partially offset by lower waste volume.  Other nuclear waste revenue increased approximately $613,000 or 5.3% primarily due to increased waste volume which was partially reduced by lower average priced waste.  Services revenue increased $8,347,000 or 18.8% from 2010 to 2011. Total revenue within this segment included $10,669,000 of revenue from SEC, which was acquired on October 31, 2011.  Excluding the revenue of SEC, revenue from the Services Segment decreased $2,322,000 or 5.2%.  Revenue from the CHPRC subcontract, which is a cost plus award fee subcontract, decreased approximately $2,332,000 or 5.6% primarily due to reduced headcount resulting from a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue increase of $10,000 within the Services Segment resulted from higher average billing rate which was mostly offset by decreased billable hours in our technical services area.

Cost of Goods Sold
Cost of goods sold increased $12,647,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as follows:

		%		%
(In thousands)	2011	Revenue	2010	Revenue	Change
Treatment	44,537	67.6	40,630	76.1	3,907
Services	$34,922	82.9	$36,545	82.3	$(1,623)
Acquisition 10/31/11 (SEC)	10,363	97.1	—	—	10,363
Total	$89,822	75.7	$77,175	78.9	$12,647

Cost of goods sold for the Treatment Segment increased $3,907,000 or 9.6% primarily due to increased revenue from increased waste volume.  We saw increases in material and supplies, disposal costs, and transportation costs, which were reflective of the higher waste volume.  We also recognized higher incentive expense resulting from higher revenue and operating income. Salaries, healthcare costs, and payroll related expenses were down resulting from reduction in workforce which occurred in April 2011 in our Diversified and Scientific Services, Inc. (“DSSI”) and East Tennessee Material & Energy Corporation (“M&EC”) operations but were partially reduced by the $154,000 in severance expense incurred from the reduction in workforce.  Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $1,623,000 or 4.4%, which included the cost of goods sold of approximately $32,784,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $34,294,000 for the twelve months ended December 31, 2010. The decrease in cost of goods sold for the CHPRC subcontract of $1,510,000 or 4.4% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $113,000 or 5.0% was primarily due to lower salaries, lower payroll related expenses and lower healthcare costs from lower headcount resulting from the reduction in workforce which occurred during March 2011  in our Schreiber, Yonley & Associates (“SYA”) operations.  Included within cost of goods sold is depreciation and amortization expense of $4,785,000 and $4,438,000 for the years ended December 31, 2011 and 2010, respectively.

Index

Gross Profit
Gross profit for the year ended December 31, 2011, was $8,173,000 higher than 2010, as follows:

		%		%
(In thousands)	2011	Revenue	2010	Revenue	Change
Treatment	21,299	32.4	12,733	23.9	8,566
Services	$7,183	17.1	$7,882	17.7	$(699)
Acquisition 10/31/11 (SEC)	306	2.9	—	—	306
Total	$28,788	24.3	$20,615	21.1	$8,173

The Treatment Segment gross profit increased $8,566,000 or 67.3% and gross margin increased to 32.4% from 23.9% from higher waste volume, revenue mix and the reduction in salaries and payroll related costs resulting from the reduction in workforce which occurred in April 2011.  Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $699,000 or 8.9% primarily due to gross profit decrease of $822,000 or 10.7% for the CHPRC subcontract.  Gross profit for the CHPRC subcontract decreased $822,000 to $6,853,000 from $7,675,000 for the twelve months ended December 31, 2011 and 2010, respectively, which was reflective of the of the revenue decrease under this subcontract.  The gross margin of 17.3% and 18.3% for the same period, respectively, was in accordance with the contract fee provisions.  The remaining Services Segment gross profit increase of $123,000 or 59.4% and gross margin increase of 5.0% were primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in workforce which occurred during March 2011.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $2,203,000 for the year ended December 31, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$6,832	—	$6,106	—	$726
Treatment	6,607	10.0	6,278	11.8	329
Services	1,081	2.6	977	2.2	104
Acquisition 10/31/11 (SEC)	1,044	9.8	—	—	1,044
Total	$15,564	13.1	$13,361	13.7	$2,203

Excluding the SG&A of SEC of $1,044,000, the increase in administrative SG&A was primarily the result of higher incentive costs resulting from the Company’s improved operating results, higher salary and payroll related, and higher legal expense (legal costs incurred 2011 totaled approximately $594,000) incurred for the acquisition of SEC.  The increase was partially offset by lower general and healthcare expenses.  Treatment SG&A was higher primarily due to higher incentive expense resulting from higher revenue and operating income.  The increase was partially offset by lower bad debt expense, lower outside service expense from fewer business/consulting matters, and lower healthcare and general costs.  The increase in Services SG&A was primarily due to higher bad debt expense and higher non-reimbursable costs incurred related to the reduction in workforce under the CHPRC subcontract.  Included in SG&A expenses is depreciation and amortization expense of 176,000 and $92,000 for the years ended December 31, 2011, and 2010, respectively.

Research and Development
Research and development costs increased $580,000 for the year ended December 31, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Research and Development	$1,502	$1.3	$921	0.9	$581

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase was primarily due to increased payroll and lab costs from more research and development projects.

Interest Income
Interest income decreased approximately $7,000 for the twelve months ended December 31, 2011, as compared to the corresponding period of 2010, respectively.  The decrease was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates, partially offset by interest income earned from cash in our money market account.

Interest Expense
Interest expense decreased $98,000 for the year ended December 31, 2011, as compared to the corresponding period of 2010.

(In thousands)	2011	2010	Change	%
PNC interest	$404	$428	$(24)	(5.6)
Other	253	327	(74)	(22.6)
Total	$657	$755	$(98)	(13.0)

The decrease in interest expense for the twelve months ended December 31, 2011, as compared to the corresponding period in 2010 was primarily due to payoff of our Revolving Credit line and principal payoff of the Term Loan under our original Loan Agreement with PNC.  In addition, interest was lower resulting from the final principal installment payment in June 2011 of the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, PFNWR, and reduced loan balance from continuing reductions to the principal on the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig (which was modified on April 18, 2011). The reduction in interest expense mentioned above was partially offset by higher interest expense from a $1,322,000 promissory note entered into in September 2010 in connection with an earn-out amount we are required to pay from the acquisition of PFNW and PFNWR, higher Term Loan balance from the Amended Loan Agreement we entered into on October 31, 2011 resulting from the acquisition of SEC and the $2,500,000 promissory note we entered into with Homeland resulting from the acquisition of SEC.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $205,000 for the twelve months ended December 31, 2011, as compared to the corresponding period of 2010.  The decrease was primarily due to the debt discount which became fully amortized as financing fees on May 8, 2011 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009.  This decrease in interest expense-financing fees was partially offset by additional debt discount amortized related to the extension of the two Warrants as consideration for extending the due date of the loan from May 8, 2011 to April 8, 2012.

Index

Loss on Extinguishment of Debt
The $91,000 recorded was the result of the termination of our original Loan Agreement with PNC.  On October 31, 2011, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Amended Loan Agreement”) with PNC as a result of the acquisition of SEC.

Income Taxes- Valuation Allowance
We had a tax benefit of $955,000 for 2011 as compared to a tax expense of $1,846,000 for 2010.  Our effective tax rate was a negative 8.8% in 2011, as compared to 36.1% for 2010.  The tax benefit for 2011 was primarily the result of the partial release of our valuation allowance. For 2011 and 2010, we released $4,687,000 and $312,000 of valuation allowance, respectively.

Summary - Years Ended December 31, 2010 and 2009

Net Revenue
Consolidated revenues from continuing operations increased $5,397,000 for the year ended December 31, 2010, compared to the year ended December 31, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Treatment
Government waste	$28,346	29.0	$29,844	32.3	$(1,498)	(5.0)
CHPRC (waste processing)	9,960	10.2	10,943	11.8	(983)	(9.0)
Hazardous/non-hazardous	3,473	3.6	3,583	3.9	(110)	(3.1)
Other nuclear waste	11,584	11.8	10,415	11.3	1,169	11.2
Total	53,363	54.6	54,785	59.3	(1,422)	(2.6)

Services
CHPRC (on-site)	41,969	42.9	34,226	37.0	7,743	22.6
Technical services	2,458	2.5	3,382	3.7	(924)	(27.3)
Total	44,427	45.4	37,608	40.7	6,819	18.1

Total	$97,790	100.0	$92,393	100.0	$5,397	5.8

The Treatment Segment realized revenue decrease of $1,422,000 or 2.6% decrease for the year ended December 31, 2010, over the same period in 2009.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC) decreased by approximately $2,481,000 or 6.1% primarily due to reduced waste volume, which was partially offset by higher average priced waste.  Revenue from hazardous and non-hazardous waste was down slightly by $110,000 or 3.1% primarily due to reduced volume of approximately 34.8% which was partially offset by higher average pricing increase of 32.8%.  Other nuclear waste revenue increased approximately $1,169,000 or 11.2% primarily due to increased waste volume from two customers, who accounted for approximately $900,000 of the $1,169,000 increase.  The Services Segment realized revenue growth of $6,819,000 or approximately 18.1%.  The increase in this segment was primarily due to increase in labor hours from increased headcount under the CHPRC subcontract, which is a cost plus award fee subcontract.  Revenue generated from technical services in this segment decreased approximately $924,000 or 27.3% primarily due to decreased billable hours of 21.4% and decreased average billing rate of 4.3%.

Index

Cost of Goods Sold
Cost of goods sold increased $9,263,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as follows:

		%		%
(In thousands)	2010	Revenue	2009	Revenue	Change
Treatment	40,630	76.1	38,115	69.6	2,515
Services	$36,545	82.3	$29,797	79.2	$6,748
Total	$77,175	78.9	$67,912	73.5	$9,263

Cost of goods sold for the Treatment Segment increased $2,515,000 or 6.6% from the twelve months ended December 31, 2009 to the corresponding period of 2010. The cost of goods sold for 2009 included a reduction of approximately $787,000 recorded in the third quarter of 2009 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.  The change in estimate was necessary due to our accumulation of new information that resulted in our identifying more efficient and cost effective ways to dispose of this waste.  Excluding this legacy waste adjustment in 2009, the remaining Treatment costs increased approximately $1,728,000 or 4.4%. We saw increases in transportation/disposal costs, payroll and healthcare related costs, depreciation expense, regulatory costs, and outside service expense.  Excluding this legacy waste adjustment, cost as a percentage of revenue increased by 5.1% which reflected revenue mix. The Services cost of goods sold increased $6,748,000 or 22.6%, which included the cost of goods sold of approximately $34,294,000 related to the CHPRC subcontract.  Cost of goods sold for the CHPRC subcontract for 2009 was approximately $27,302,000. The increase in cost of goods sold for the CHPRC subcontract of $6,992,000 or 25.6% was consistent with the increase in revenue for the CHPRC subcontract. The remaining Services cost of goods sold decreased $244,000 or 9.8% primarily due to lower revenue resulting from reduced billing hours and average billing rate. We saw reduction in material and supplies, general expense, and significant reduction in bonus/commission expense primarily due to reduced revenue.  Included within cost of goods sold is depreciation and amortization expense of $4,438,000 and $4,181,000 for the years ended December 31, 2010 and 2009, respectively.

Gross Profit
Gross profit for the year ended December 31, 2010, was $3,866,000 lower than 2009, as follows:

		%		%
(In thousands)	2010	Revenue	2009	Revenue	Change
Treatment	12,733	23.9	16,670	30.4	(3,937)
Services	$7,882	17.7	$7,811	20.8	$71
Total	$20,615	21.1	$24,481	26.5	$(3,866)

The Treatment Segment gross profit decreased $3,937,000 or 23.6%.  Excluding the $787,000 legacy disposal adjustment recorded in the third quarter of 2009 mentioned above, remaining Treatment Segment gross profit decreased $3,150,000 or 19.8% primarily due to the revenue decrease from reduced treatment waste volume. The decrease in gross margin of 5.1% from 29.0% to 23.9% was primarily due to revenue mix.  In the prior year, we saw higher volume of high activity waste.  The Services Segment gross profit increased $71,000, which included gross profit of approximately $7,675,000 and $6,924,000 in gross profit for the year 2010 and 2009, respectively, for the CHPRC subcontract, or $751,000 increase from 2009 to 2010 on this subcontract. Gross margin on the CHPRC subcontract of approximately 18.3% and 20.2% for the twelve months ended December 31, 2010, and the corresponding period of 2009, respectively, was in accordance with the contract fee provisions.  The remaining Services gross profit decreased approximately $680,000 or 76.7% primarily due to reduction in external labor hours in technical/consulting services.   The reduction in gross margin throughout the segments was also impacted by certain fixed costs that remain fairly consistent despite changes in revenue and revenue mix.

Index

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased $1,061,000 for the year ended December 31, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$6,106	—	$6,318	—	$(212)
Treatment	6,277	11.8	7,227	13.2	(950)
Services	978	2.2	877	2.3	101
Total	$13,361	13.7	$14,422	15.6	$(1,061)

Our SG&A for the twelve months ended December 31, 2010, decreased approximately $1,061,000 or 7.4% over the corresponding period of 2009.  The decrease in administrative SG&A was primarily the result of lower Management Incentive Plan (“MIP”) compensation based on year end financial results, lower stock compensation expense as we incurred approximately $144,000 in stock compensation expense in 2009 from the extension of 270,000 fully vested non-qualified stock options to the former Chief Operating Officer, who resigned effective September 1, 2009, and lower healthcare costs. This decrease was reduced by higher outside service expense relating to corporate business and legal matters, business development initiatives, and information technology issues. We also saw higher travel costs. Treatment Segment SG&A was down approximately $950,000 or 13.1% due mainly to reduction in bad debt expense of approximately $289,000, lower bonus/commission of approximately $506,000, lower payroll and healthcare related expenses, and lower general expenses in various categories as we continue our effort to reduce costs. The decrease was partially offset by higher outside services related to business development/consulting.  Services Segment SG&A increased approximately $101,000 or 11.5% primarily due to higher salaries and payroll related expenses from increased headcount relating to the CHPRC subcontract.  In addition, we saw higher insurance costs.  Included in SG&A expenses is depreciation and amortization expense of $92,000 and $140,000 for the years ended December 31, 2010, and 2009, respectively.

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

Index

Interest Expense
Interest expense decreased $884,000 for the year ended December 31, 2010, as compared to the corresponding period of 2009.

(In thousands)	2010	2009	Change	%
PNC interest	$428	$820	$(392)	(47.8)
Other	327	819	(492)	(60.1)
Total	$755	$1,639	$(884)	(53.9)

The decrease in interest expense for 2010 was primarily due to lower interest on our revolver and term note resulting from lower average balances and lower interest rate from an amendment entered into with PNC on January 25, 2010.  In addition, we incurred lower interest expense resulting from reduced loan balance from continuing principal pay down on the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. (“PFNWR”) and the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig. Also, interest expense related to certain vendor invoices was lower throughout 2010 as compared to the corresponding period of 2009.

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

Discontinued Operations and Divestitures
Our discontinued operations consist of our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”) facilities which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were used to pay down our revolver and used for working capital with the remaining excess funds swept into a money market account. As of December 31, 2011, expenses related to the sale of PFFL totaled approximately $160,000, of which $157,000 has been paid.  As of December 31, 2011, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.

Index

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were swept into a money market account.  As of December 31, 2011, expenses related to the sale of PFO totaled approximately $37,000, of which $20,000 has been paid.  We recorded a loss on the sale of PFO of $198,000 (net of taxes of $209,000).  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of December 31, 2011.  PFSG has no intangible assets.

Our discontinued operations generated revenues of $6,931,000, $9,248,000, and $8,283,000, for the years ended December 31, 2011, 2010, and 2009, respectively, and had net income of $2,286,000 and net losses of $663,000 and $65,000 for years ended December 31, 2011, 2010, and 2009, respectively.  Our net income for the twelve months ended December 31, 2011 included total gain on the sale of our discontinued operations of $1,509,000,000 (net of taxes) as discussed above.  Operating loss from discontinued operations for the twelve months ended December 31, 2011 included total increase of $338,000 to the environmental reserve at our PFM and PFMI subsidiary (see below “Environmental Liabilities” in this section for further details).  Our loss from discontinued operations for the twelve months ended December 31, 2010, included an increase to our environmental reserve of $844,000 and $261,000 at our PFSG and PFD facility, respectively, and a $167,000 final settlement we received from a lawsuit that we had filed against the buyer of substantially all of the assets of PFTS, A Clean Environment, Inc. (“ACE”), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE had refused to pay.  Loss from discontinued operations in 2009 included an increase to environmental reserve of $281,000 at our PFSG facility due to reassessment of our remediation estimates.  It also included a recovery of approximately $400,000 in closure cost after the buyer of PFTS’s asset obtained its own financial assurance bond.

Assets related to discontinued operations total $2,343,000 and $7,433,000 as of December 31, 2011, and 2010, respectively, and liabilities related to discontinued operations total $3,972,000 and $5,747,000 as of December 31, 2011 and 2010, respectively.

Liabilities within our discontinued operations include a pension payable of $533,000 as of December 31, 2011. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $215,000 that we expect to pay over the next year.

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

Index

At December 31, 2011, we had cash of $12,055,000.  The following table reflects the cash flow activities during 2011.

(In thousands)	2011
Cash provided by operating activities of continuing operations	$23,498
Cash used in operating activities of discontinued operations	(2,739)
Cash used in investing activities of continuing operations	(20,676)
Cash provided by investing activities of discontinued operations	7,691
Cash provided by financing activities of continuing operations	4,337
Principal repayment of long-term debt for discontinued operations	(157)
Increase in cash	$11,954

As of December 31, 2011, we were in a positive cash position.  We attempt to move all excess cash into a Money Market Sweep account in order to maximize the interest earned.  When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at December 31, 2011, primarily represents cash provided by operations, remaining proceeds received from the divestiture of our PFFL subsidiary after pay off of our revolver debt, proceeds received from the divestiture of our PFO subsidiary, and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $19,106,000 at December 31, 2011, an increase of $10,565,000 over the December 31, 2010 balance of $8,541,000.  Our recent acquired SEC subsidiaries accounted for $11,422,000 of the increase.  Excluding the increase at SEC, the decrease of approximately $857,000 was primarily due to improved collection efforts within both segments.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing and contract completion phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. Within our Treatment Segment, we experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. Unbilled receivables within our Nuclear Services Segment can result from: (1) revenue recognized by our Earned Value Management System (“EVMS” - a program which integrates project scope, schedule, and cost to provide an objective measure of project progress) but invoice milestone have not yet been met and/or (2) contract claims and pending change orders, including Requests for Equitable Adjustments (“REAs”) when work has been performed and collection of revenue is reasonably assured.

As of December 31, 2011, unbilled receivables totaled $10,295,000, a decrease of $1,697,000 from the December 31, 2010 balance of $11,992,000.  Our recent SEC acquisition accounted for $3,045,000 of the unbilled balance as of December 31, 2011.  Excluding the unbilled receivables of SEC, the reduction of $4,742,000 reflected the significant efforts we made during 2011 to reduce this balance within our Treatment Segment. The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of December 30, 2011 was $9,871,000 (which included total unbilled receivables of $3,045,000 for SEC), an increase of $435,000 from the balance of $9,436,000 as of December 31, 2010. The long term portion as of December 31, 2011 was $424,000 (which included $0 unbilled receivables for SEC), a decrease of $2,132,000 from the balance of $2,556,000 as of December 31, 2010.

Index

As of December 31, 2011, total consolidated accounts payable was $13,117,000, an increase of $8,226,000 from the December 31, 2010 balance of $4,891,000. Our recent SEC acquisition accounted for $6,531,000 of this increase.  The remaining increase of $1,695,000 was primarily the result of payables relating to higher income taxes from higher net income and legal fees relating to the SEC acquisition.  In addition, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued expenses as of December 31, 2011, totaled $9,533,000, an increase of $3,537,000 over the December 31, 2010 balance of $5,996,000. Our recent SEC acquisition accounted for $2,024,000 of this increase.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The remainder of the increase was primarily due to higher incentives due to higher net income and operating income and higher insurance expenses.

Disposal/transportation accrual as of December 31, 2011, totaled $1,957,000, a decrease of $231,000 over the December 31, 2010 balance of $2,188,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  We shipped more waste for disposal as compared to 2010 year end.  In addition, the decrease resulted from treatment of legacy wastes at our PFNWR facility.

Our working capital was $11,549,000 (which included working capital of our discontinued operations and SEC) as of December 31, 2011, as compared to a working capital of $2,329,000 as of December 31, 2010. The significant improvement in our working capital was primarily due to the increase in our trade receivables from increased revenue and the increased in cash generated from our operations.  Our working capital was negatively impacted by the increase in our unearned revenue and increases in our accounts payable as discussed above.

Investing Activities
During 2011, our purchases of capital equipment totaled approximately $2,303,000.  These expenditures were for improvements to operations primarily within the Treatment Segment.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,681,000 for 2012 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

Index

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

During February 2011, the $2,008,000 and the $1,073,000 installment payments which had remained payable on the closure policy were amended as follows: $1,004,000 was to be paid by February 2011, of which $991,000 was to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 was due December 2011, of which $888,000 was to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 was to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  We paid the $1,004,000, $1,073,000, and $1,054,000 in February 2011, January 2012, and February 2012, respectively, under the amended terms. As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage increased to $37,300,000 in March 2011. The maximum allowable coverage was increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

As of December 31, 2011, our total financial coverage amount under this policy totaled $36,541,000.  We have recorded $13,473,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $881,000 on the sinking fund as of December 31, 2011.  Interest income for the twelve months ended December 31, 2011, was approximately $34,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides a maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of December 31, 2011, we have recorded $5,881,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $181,000 on the sinking fund as of December 31, 2011.  Interest income for the twelve months ended December 31, 2011 totaled approximately $17,000.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

Financing Activities
We entered into a Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement, as amended on numerous occasions since it was executed, provided for a term loan (“Term Loan”) in the amount of $7,000,000, which required monthly principal installments of $83,000 (based upon a seven-year amortization). The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000.  The Revolving Credit advances were subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.

Index

In connection with the acquisition of SEC as discussed previously, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC, replacing our previous Loan Agreement with PNC discussed above.  The Amended Loan Agreement provides us with the following credit facilities:

•	up to $25,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables (as same to Loan Agreement noted above) and subject to certain reserves;

•	a term loan of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $265,000, which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”.  As of December 31, 2011, the excess availability under our revolving credit was $15,382,000 based on our eligible receivables.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Amended Loan Agreement.  We have agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before October 31, 2012 and 1/2% of the total financing if we pays off our obligations after October 31, 2012 but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We have met our financial covenants in each of the quarters in 2011 and we expect to meet our financial covenants in 2012.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2011:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual	Actual
PNC Credit Facility	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Fixed charge coverage ratio	1:25:1	1:35:1	1:54:1	2.89:1	2.05:1
Minimum tangible adjusted net worth	$30,000	$61,707	$63,585	$69,717	$66,200

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

Index

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  As result of the prepayment of $500,000, we are required to pay monthly payments of approximately $76,000 (which includes interest) starting November 15, 2011, with a final payment of approximately $15,500 due on March 15, 2014.

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

Index

On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“The Commission”), which was declared effective by The Commission on June 26, 2009.  The shelf registration statement gives the Company the ability to sell up to 5,000,000 shares of its Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time.  The terms of any offering under the registration statement will be established at the time of the offering.  The Company does not have any immediate plans or current commitments to issue shares under the registration statement.  This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

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

In summary, we believe that we have made significant progress and continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  We currently are in a positive cash position.  We paid off our revolver debt from cash collected from the reduction in our unbilled receivables, proceeds received from the sale of our discontinued operations, and cash generated from the increase in revenue.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEHC and its subsidiaries.

Index

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2012	2013- 2014	2015 - 2016	After 2016
Long-term debt (1)	$18,955	$3,948	$6,054	$8,953	$—
Interest on fixed rate long-term debt (2)	175	126	49	—	—
Interest on variable rate debt (3)	1,974	587	891	496	—
Operating leases	4,148	945	1,372	1,220	611
Finite risk policy (4)	2,127	2,127	—	—	—
Pension withdrawal liability (5)	533	232	301	—	—
Environmental contingencies (6)	2,002	1,138	406	118	340
Total contractual obligations	$29,418	$9,103	$9,073	$10,291	$951

(1)  Amount excludes debt discount of approximately $12,000 in connection with an amended loan dated April 18, 2011, between the Company and Mr. William Lampson and the estate of Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

(2)  The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a PFNW) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as result of our acquisition of PFNW and PFNWR.  Also, in connection with the acquisition of SEHC and its subsidiaries on October 31, 2011, the Company entered into a promissory note in the principal amount of $2,500,000 at an annual interest rate of 6%, with Homeland. The Company prepaid $500,000 of the principal within 10 days of the closing of the acquisition.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

(3) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0%, respectively, over the prime rate of interest, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over LIBOR. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.0% and 3.5% (assuming LIBOR of .5%), respectively, in years 2012 to October 31, 2016.  In addition, we have a $990,000 promissory note dated April 18, 2011, as amended, with Mr. William Lampson and the estate of Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  See “Liquidity and Capital Resources – Financing Activities” for further information on this promissory note and for the Amended and Restated Revolving Credit, Term Loan and Security Agreement entered into with PNC Bank on October 31, 2011.

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

(6)  The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted here are for PFMI, PFM, PFSG, and PFD which are the financial obligations of the Company.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

Revenue Recognition Estimates.  We utilize a performance based methodology for purposes of revenue recognition in our Treatment Segment.  As we accept more complex waste streams in this segment, the treatment of those waste streams become more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance method.  The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (ranging from 7.5% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed waste.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial. We review and evaluate our revenue recognition estimates and policies on an annual basis.
For our Services Segment, revenues on services are performed under time and material, fixed price, and cost-reimbursement contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenues and costs associated with time and material contracts are recognized as revenue when earned and costs are incurred.

Under cost reimbursement contracts, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred on excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.

Contract costs include all direct labor, material and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Consulting revenues are recognized as services are rendered. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs.  Out of pocket costs reimbursed by customers are also included in revenues.

The liability, “billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized and accrued costs to jobs.

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2011 and 1.2%, of accounts receivable as of December 31, 2011.  Additionally, this allowance was approximately 0.2% of revenue for 2010 and 2.5%, of accounts receivable as of December 31, 2010.

Index

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired or goodwill and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We test each Reporting Unit’s goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2011 and 2010 resulted in no impairment of goodwill and permits. Our October 1, 2011 and 2010 impairment tests were performed based on our previous two reporting units:  1) Nuclear reporting unit, which included all of our treatment operations and operation under our CHPRC subcontract, and 2) Engineering reporting unit, which included our SYA subsidiary operations.  The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Reporting Unit’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2011 include sales revenue and projected margin which are based on our current revenue and projected government funding as it relates to our existing government contracts. The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity, (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structure and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for our treatment reporting unit as of October 1, 2011 which did not result in any impairment.  We will perform all future goodwill impairment analysis on the new four reporting units.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. The Company also has one definite-lived permit which was excluded from the impairment review as noted above. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.  These definite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist.

Our acquisition of SEC on October 31, 2011 included intangible assets acquired of a non-compete agreement, customer relationships, software, and customer contracts, which were recorded at fair value and are being amortized using the straight-line method over the estimated useful lives with the exception of customer relationships which are being amortized using an accelerated method.

Index

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  From 2009 to 2011, we adjusted our asset retirement obligations for various facilities as follows due to changes in estimates of the costs to close these facilities based on federal/state regulatory guidelines:  increases of $1,980,000 for DSSI (due to authorization for PCB storage and treatment) and $158,000 for PFSG in 2009; increase of $499,000 in 2010 for PFNWR; and reduction of $504,000 in 2011 for PFNWR.  Adjustments to the asset retirement obligations for these facilities are being depreciated prospectively over the remaining estimated life of the asset, in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations”.

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

In October 2010, our Board of Directors approved the divesture of the PFFL, PFSG, and PFO.  We performed updated financial valuations on the tangible assets of PFFL and PFO up to the sale which was August 12, 2011 and October 14, 2011, respectively, and concluded that no tangible asset impairment existed as required by ASC 360.  Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each letter of intent separately.  We performed updated financial valuations on the tangible assets of PFSG, which is currently held for sale and concluded that no tangible asset impairment existed as of December 31, 2011.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansion to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

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

Index

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

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes”.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance.  As of December 31, 2011, we had deferred tax assets of approximately $20,293,000, which were primarily related to federal and state net operating loss carryforwards, impairment charges, and closure costs.  In 2011 and 2010, we determined that it was more likely than not that approximately $3,721,000 and $554,000 of our net deferred income tax assets will be realized based, primarily, on profitable historic results and projections of future taxable income.  Our net operating losses are subject to being audited by the Internal Revenue Services, and, as a result, the amounts could be reduced.

Index

Foreign Operation
On October 31, 2011, we acquired Safety & Ecology Corporation Limited (“SECL” - a United Kingdom corporation), a subsidiary of SEHC.  The financial results of SECL are included in the consolidated financial statements of the Company within the Services Segment.  The financial results of SECL are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for result of operations.  The related translation adjustments are reported as a separate component of stockholders’ equity.

Known Trends and Uncertainties
The DOE and DOD represent major customers for our Treatment Segment and Services Segment.  For our Treatment Segment, in conjunction with the federal government’s September 30 fiscal year-end, the Treatment Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, this segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.

Our Services Segment generally experiences a seasonal slowdown during the winter months as heavy construction projects are typically performed in the early Spring to late Fall months, winter weather conditions delay work at project sites, and our technical services experience reduced activities and related billable hours throughout the November and December holiday period.

Economic Conditions. With much of our segments’ customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.

We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal budgets driven by temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matters:
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR and Philotechnics, Ltd. (“Philo”)), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, discussing an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

Index

Subsidiary of SEHC
The lawsuit styled First Fidelity Lending Corp. (“First Fidelity”) vs. SEC and Christopher Leichtweis (“Leichtweis”, who was named our Senior Vice President upon completion of our acquisition of SEHC and its subsidiaries), pending in the Circuit Court for the 15th Judicial District of Palm Beach County, Florida, alleging SEC and Leichtweis breached the General Agreement of Indemnity with the surety, First Fidelity, in connection with SEC’s performance bonds on certain projects, has been dismissed by First Fidelity.

Significant Customers. Our segments have significant relationships with the federal government, and continue to enter into contracts, directly as the prime contractor or indirectly as a subcontractor, with the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days notice, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $100,165,000 or 84.4% of our total revenue from continuing operations during 2011, as compared to $80,275,000 or 82.1% of our total revenue from continuing operations during 2010, and $75,013,000 or 81.2% of our total revenue from continuing operations during 2009.

During the second quarter of 2008, we were awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington.  This subcontract is a cost plus award fee contract and provides, among other things, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018. We believe full operations under this subcontract will result in total revenues to us for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period. As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice. Three other subcontracts that our subsidiaries have with CHPRC have been renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $59,136,000 or 49.9%, $51,929,000 or 53.1%, and $45,169,000 or 48.8%, of our total revenue from continuing operations for twelve months ended December 31, 2011, 2010, and 2009, respectively.

Prior to our acquisition of SEHC and its subsidiaries, the DOE had advised a subsidiary of SEHC which was performing work on a DOE project that there were deficiencies in the subsidiary’s performance and that the subsidiary’s performance on this project was unsatisfactory to the DOE.  In addition, the subsidiary’s performance resulted in substantial cost overruns.  It is unknown whether the DOE will renew the contract on this project with the SEHC’s subsidiary.  Subsequent to our acquisition of SEC, we have worked with the DOE on this project attempting to resolve the deficiencies which may have been caused by the subsidiary of SEHC prior to our acquisition.  We do not believe that the SEHC’s subsidiary’s deficiency on this project will affect our ability to obtain additional contracts with the DOE.

Prior to our acquisition of SEHC and its subsidiaries, a subsidiary of SEHC was performing work on two other non-governmental projects and the contractors on these projects had advised the SEHC subsidiary that there were deficiencies in the subsidiary’s work and that failure of the subsidiary to correct these deficiencies could result in a default under the contracts relating to these projects.  On one of these projects, which has now been completed, there were substantial cost overruns prior to our acquisition for which the subsidiary has submitted a request for adjustment to the price to recover certain cost overruns.  Due to the problems on this project, these cost overruns may not be reimbursable.  In connection with the other project, in which there also has been substantial overruns, we expect the project to be completed by the second quarter of 2012.  If, however, the second project is terminated prior to completion, the SEHC subsidiary may incur liability in connection with this project.  After our acquisition of SEC, we began working with the contractors on both of these projects attempting to resolve any deficiencies and issues relating to SEHC’s subsidiary’s work on these projects.

Index

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness, and desired deductible levels. Due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantees that if Chartis does not provide insurance coverage that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

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

We have budgeted for 2012, $1,138,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  All of the reserves are within our discontinued operations.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2011, we had total accrued environmental remediation liabilities of $2,002,000 of which $1,138,000 is recorded as a current liability, which reflects a decrease of $254,000 from the December 31, 2010, balance of $2,256,000.  The net decrease represents payment of approximately $592,000 on remediation projects and increases in reserve of approximately $288,000 at PFM and $50,000 at PFMI due to reassessment of our remediation reserves.  The December 31, 2011, current and long-term accrued environmental balance is recorded as follows (in thousands):

Index

	Current Accrual	Long-term Accrual	Total
PFD	$224	$135	$359
PFM	74	15	89
PFSG	783	714	1,497
PFMI	57	-	57
Total Liability	$1,138	$864	$2,002

Related Party Transactions
Mr. Robert Schreiber, Jr.
During March 2011, we entered into a new lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The new lease is for a term of five years starting June 1, 2011.  The new lease replaced the prior five- year lease with Lawrence Properties LLC, which expired on May 31, 2011.  Under the new lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2011 of approximately $173,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently was elected as a director at our Annual Meeting of Stockholders.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.

Pursuant to the terms of the Merger Agreement, as consideration for the acquisition of PFNW and PFNWR by the Company, Mr. Ferguson (or entities controlled by him):

(a)	received a total of $224,560 cash and 192,783 shares of our Common Stock in July 2007; and

(b)
is entitled to receive 21.29% of an aggregate earn-out amount of $4,552,000, based on the annual  revenues of our nuclear business (as defined) over the four year period ended on June 30, 2011. The aggregate earn-out amount was paid as follows:

(i)	an aggregate $2,574,000 in earn-out amount was paid in cash; and

(ii)
we issued a promissory note, dated September 28, 2010, in the principle amount of $1,322,000, which provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010.

Index

The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately $656,000 in Offset Amount, which represents potential indemnification obligations (as defined by the Merger Agreement) which may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.

Mr. Ferguson acquired from Mr. William Lampson one-half of a Warrant (the “Lampson Warrant”) for the purchase up to 135,000 of the Company’s Common Stock at $1.50 per share.  We originally issued the Lampson Warrant to Mr. Lampson as consideration for a loan in the principal amount of $3,000,000 on May 8, 2009 from Mr. Lampson and Mr. Diehl Rettig. The terms of the loan were amended on April 18, 2011, to provide that the remaining principal balance of $990,000 is payable in 12 monthly principal payments plus accrued interest starting May 8, 2011.  In connection with the loan amendment, the expiration date of the Lampson Warrant was extended one year to May 8, 2012.  As a result of the acquisition of one-half of the Lampson Warrant by Mr. Ferguson, Mr. Ferguson and Mr. Lampson each hold a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012.

Christopher Leichtweis
The Company is obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee. Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis, who was named as a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.

Under an agreement of indemnity, SEC, Leichtweis and his spouse, jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The indemnification agreement provided by SEC to Leichtweis also provides for compensating Leichtweis at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).

Upon the closing of the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to Homeland for the acquisition of SEHC.

Employment Agreements
We have an employment agreement with each of Dr. Centofanti (our President and Chief Executive Officer), Ben Naccarato (our Chief Financial Officer), James Blankenhorn (our Chief Operating Officer) and Christopher Leichtweis (our Senior Vice President).  Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements.  In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but not yet paid, plus an amount equal to one year’s base salary at the time of termination.  In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our common stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable.

Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR and the interest rate payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of December 31, 2011, the Company had approximately $16,140,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of December 31, 2011, our interest cost would change by approximately $161,400.  As of December 31, 2011, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  The Company has a small foreign operation (Safety & Ecology Corporation Limited (“SECL”) - a United Kingdom corporation) located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  As of December 31, 2011, SECL’s assets were $99,000 or 0.1% of the total consolidated assets of the Company and had generated revenues of approximately $30,000 in U.S. dollars since our acquisition; therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Index

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

•	demand for our services subject to fluctuations;
•	funding by the federal government;
•	goals;
•	ability to improve operations;
•	ability to renew permits and licenses with minimal effort and costs;
•	we anticipate meeting our financial covenants in 2012;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	ability to fund expenses to remediate sites from funds generated internally;
•	our ability to develop or adopt new and existing technologies in the conduct of our operations;
•	ability to fund budgeted capital expenditures during 2012 through our operations and lease financing;
•
our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations and current obligations resulting from acquisition of SEC;

•	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments.
•
due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	as our operations and activities expand, there could be increase in the potential litigation;
•
our inability to continue under existing contracts that we have with the federal government (directly or  indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

•	full operations under the CHPRC subcontract could result in total revenues to us for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
•	demand for our services will be subject to fluctuations due to a variety of factors beyond our control;
•	investment of working capital;
•	seasonality and the government’s budget process;
•	process backlog;
•	funding of any repurchases of our common stock;
•	contracts with the federal government;
•	new radioactive disposal facility located in Andrews, Texas beginning operations in 2012, could reduce our reliance on Energy Solutions as a disposal site;
•	SEHC’s subsidiary’s deficiency on its project with the federal government could affect our ability to obtain additional contracts with the DOE.
•	treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
•	no further impairment to intangible assets;
•	no expectation of material future inflationary changes;
•
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements;
•	we do not expect ASU 2011-04 to have a material effect on our financial position, results of operations, or cash flow; and
•	we do not expect adoption of ASU 2011-08 to have an impact on our consolidated financial statements.

Index

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

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules Omitted
In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-Fix Environmental Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 15, 2012

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amount in Thousands, Except for Share and per Share Amounts)	2011	2010

ASSETS
Current assets:
Cash	$12,055	$101
Restricted cash	1,535	35
Accounts receivable, net of allowance for doubtful accounts of $228 and $215, respectively	19,106	8,541
Unbilled receivables - current	9,871	9,436
Retainage receivable	912	—
Inventories	573	465
Prepaid and other assets	4,604	2,870
Deferred tax assets -current	2,426	1,734
Current assets related to discontinued operations	693	2,034
Total current assets	51,775	25,216

Property and equipment:
Buildings and land	26,026	24,693
Equipment	34,283	33,279
Vehicles	818	235
Leasehold improvements	11,529	11,506
Office furniture and equipment	2,081	1,890
Construction-in-progress	764	593
	75,501	72,196
Less accumulated depreciation and amortization	(35,666)	(31,753)
Net property and equipment	39,835	40,443

Property and equipment related to discontinued operations	1,650	4,209

Intangibles and other long term assets:
Permits	16,854	16,863
Goodwill	27,063	15,330
Other intangible assets	4,258	271
Unbilled receivables – non-current	424	2,556
Finite Risk Sinking Fund	19,354	17,424
Deferred tax asset, net of liabilities	1,295	—
Other assets	1,595	1,813
Intangible and other assets related to discontinued operations	—	1,190
Total assets	$164,103	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amount in Thousands, Except for Share and per Share Amounts)	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,117	$4,891
Accrued expenses	9,533	5,996
Disposal/transportation accrual	1,957	2,188
Unearned revenue	6,260	3,527
Billing in excess of costs and estimated earning	3,226	—
Current liabilities related to discontinued operations	2,197	2,673
Current portion of long-term debt	3,936	3,612
Total current liabilities	40,226	22,887

Accrued closure costs	11,937	12,362
Other long-term liabilities	610	671
Deferred tax liability	—	1,180
Long-term liabilities related to discontinued operations	1,775	3,074
Long-term debt, less current portion	15,007	6,637
Total long-term liabilities	29,329	23,924

Total liabilities	69,555	46,811

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,no shares issued and outstanding Common Stock, $.001 par value; 75,000,000 shares authorized, 56,068,248 and 55,106,180 shares issued, respectively; 56,030,038 and 55,067,970 shares outstanding, respectively	56	55
Additional paid-in capital	102,411	100,821
Accumulated deficit	(9,505)	(23,569)
Accumulated other comprehensive loss	(3)	—
Less Common Stock in treasury at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	92,871	77,219
Noncontrolling interest	392	—
Total stockholders' equity	93,263	77,219

Total liabilities and stockholders' equity	$164,103	$125,315

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2011	2010	2009
Net revenues	$118,610	$97,790	$92,393
Cost of goods sold	89,822	77,175	67,912
Gross profit	28,788	20,615	24,481

Selling, general and administrative expenses	15,564	13,361	14,422
Research and development	1,502	921	609
Loss (gain) on disposal of property and equipment	(15)	138	(7)
Income from operations	11,737	6,195	9,457

Other income (expense):
Interest income	58	65	145
Interest expense	(657)	(755)	(1,639)
Interest expense – financing fees	(207)	(412)	(283)
Loss on extinguishment of debt	(91)	—	—
Other	5	24	21
Income from continuing operations before income taxes	10,845	5,117	7,701
Income tax expense (benefit)	(955)	1,846	(1,986)
Income from continuing operations	11,800	3,271	9,687

Income (loss) from discontinued operations, net of taxes	777	(663)	(65)
Gain on disposal of discontinued operations, net of taxes	1,509	—	—
Net income	$14,086	$2,608	$9,622

Less: net income attributable to noncontrolling interest	22	—	—

Net income attributable to Perma-Fix Environmental Services,
Inc. common stockholders	$14,064	$2,608	$9,622

Net income (loss) per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - basic:

Continuing operations	$.21	$.06	$.18
Discontinued operations	.01	(.01)	—
Disposal of discontinued operations	.03	—	—
Net income per common share	$.25	$.05	$.18

Net income (loss) per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - diluted:

Continuing operations	$.21	$.06	$.18
Discontinued operations	.01	(.01)	—
Disposal of discontinued operations	.03	—	—
Net income per common share	$.25	$.05	$.18

Number of common shares used in computing net income (loss) per share:
Basic	55,295	54,947	54,238
Diluted	55,317	55,030	54,526

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$14,086	$2,608	$9,622
Less: Income (loss) on discontinued operations	2,286	(663)	(65)

Income from continuing operations	11,800	3,271	9,687
Adjustments to reconcile net income from continuing operations to cash provided by operations:
Depreciation and amortization	4,961	4,530	4,321
Amortization of debt discount	141	333	216
Deferred tax (benefit) expense	(3,090)	1,819	(2,490)
Provision for bad debt and other reserves	83	59	343
Foreign exchange loss	(3)	──	──
(Gain) loss on disposal of plant, property and equipment	(15)	138	(7)
Issuance of common stock for services	210	240	251
Stock-based compensation	345	343	713
Changes in operating assets and liabilities of continuing operations, net of effect of business acquisitions:
Accounts receivable	7,125	3,215	(683)
Unbilled receivables	1,697	279	4,623
Prepaid expenses, inventories and other assets	1,044	1,844	1,352
Accounts payable, accrued expenses and unearned revenue	(800)	(7,997)	(10,035)
Cash provided by continuing operations	23,498	8,074	8,291
Cash (used in) provided by discontinued operations	(2,739)	(344)	154
Cash provided by operating activities	20,759	7,730	8,445

Cash flows from investing activities:
Purchases of property and equipment, net	(2,303)	(1,571)	(1,308)
Proceeds from sale of plant, property and equipment	25	11	7
Payments to finite risk sinking fund	(1,930)	(1,944)	(4,135)
Payment of earn-out to Nuvotec shareholders	(840)	(1,000)	(734)
Cash used for acquisition consideration, net of cash acquired	(15,628)	──	──
Cash used in investing activities of continuing operations	(20,676)	(4,504)	(6,170)
Cash provided by (used in) investing activities of discontinued operations	7,691	(544)	(186)
Net cash used in investing activities	(12,985)	(5,048)	(6,356)

Cash flow from financing activities:
Net repayments of revolving credit	(2,019)	(640)	(3,857)
Principal repayments of long term debt	(11,329)	(3,117)	(2,584)
Proceeds from issuance of long-term debt	16,000	──	2,982
Proceeds from issuance of stock	1,000	509	631
Proceeds from finite risk financing	685	653	753
Cash provided by (used in) financing activities of continuing operations	4,337	(2,595)	(2,075)
Principal repayment of long-term debt for discontinued operations	(157)	(52)	(55)
Cash provided by (used in) financing activities	4,180	(2,647)	(2,130)

Increase (decrease) in cash	11,954	35	(41)
Cash at beginning of period	101	66	107
Cash at end of period	$12,055	$101	$66

Supplemental disclosure:
Interest paid	$707	$893	$4,188
Income taxes paid	2,051	492	349
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	──	429	125
Note issued for earn-out to Nuvotec shareholders	──	1,322	──
Issuance of Common Stock for debt	──	──	476
Issuance of Warrants for debt	──	──	190
Warrant extension for debt modification	36	──	──
Note issued for SEC acquisition	2,500	──	──
Amount held in escrow account in connection with SEC acquisition (see Note 7)	1,500	──	──

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Noncontolling Interest in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity
Balance at December 31, 2008	53,934,560	$54	$97,381	$—	$—	$—	$(35,799)	$61,636
Comprehensive income:
Net income	—	—	—	—	—	—	9,622	9,622
Foreign currency adjustment	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	9,622
Issuance of Common Stock for services	136,522	—	251	—	—	—	—	251
Issuance of Common Stock upon exercise of Options	357,822	1	630	—	—	—	—	631
Issuance of Common Stock for debt	200,000	—	476	—	—	—	—	476
Issuance of Warrants for debt	—	—	190	—	—	—	—	190
Stock-Based Compensation	—	—	713	—	—	—	—	713
Balance at December 31, 2009	54,628,904	$55	$99,641	$—	$—	$—	$(26,177)	$73,519
Comprehensive income:
Net income	—	—	—	—	—	—	2,608	2,608
Foreign currency adjustment	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	2,608
Issuance of Common Stock for services	127,276	—	240	—	—	—	—	240
Issuance of Common Stock upon exercise of Options	350,000	—	597	—	—	—	—	597
Payment of Option exercise by Common Stock shares	—	—	—	(88)	—	—	—	(88)
Stock-Based Compensation	—	—	343	—	—	—	—	343
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$—	$—	$(23,569)	$77,219
Comprehensive income:
Net income	—	—	—	—	—	22	14,064	14,086
Foreign currency adjustment	—	—	—	—	(3)	—	—	(3)
Total comprehensive income	—	—	—	—	—	—	—	14,083
Issuance of Common Stock for services	149,061	—	210	—	—	—	—	210
Common Stock Issued in conjunction with acquisition	813,007	1	999	—	—	—	—	1,000
Warrant extension for debt modification	—	—	36	—	—	—	—	36
Noncontrolling interest investment in subsidiary	—	—	—	—	—	370	—	370
Stock-Based Compensation	—	—	345	—	—	—	—	345
Balance at December 31, 2011	56,068,248	$56	$102,411	$(88)	$(3)	$392	$(9,505)	$93,263

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2011, 2010, and 2009

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in two reportable segments:

TREATMENT SEGMENT which includes:
-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICE SEGMENT which includes:
-	On-site waste management services to commercial and government customers;
-	Technical services which include:
o	health physic and radiological control technician services providing both field support as well as professional technical support to commercial and government customers;
o	safety and industrial hygiene services providing field support and professional technical support to commercial and government customers;
o
staff augmentation services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field personnel, technical personnel, management and services to commercial and government customers; and

o	consulting engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers;
▪
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

▪	engineering and compliance support to other segments.
-	A company owned equipment calibration and maintenance laboratory that services, maintains and calibrates health physics and industrial hygiene instrumentation.

We have grown through acquisitions and internal growth.  On October 31, 2011, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“SEC”), SEC Federal Services Corporation, Safety & Ecology Corporation Limited (“SECL” - a United Kingdom facility) and SEC Radcon Alliance, LLC (“SECRA” – which we own 75%), (Collectively “SEC”), pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC.  SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services and is located in Knoxville, Tennessee. SEC provides remediation of nuclear materials for the U.S. government and other commercial customers (see “Note 7 – Business Acquisition” for further detail on this acquisition).

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Continuing Operations:  Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Schreiber, Yonley and Associates (“SYA”), Safety & Ecology Corporation (“SEC”), Safety & Ecology Corporation Limited (“SECL” - a United Kingdom facility) and SEC Radcon Alliance, LLC (“SECRA”).

Index

Discontinued Operations (See “Note 8”):  Perma-Fix of Fort Lauderdale, Inc. (“PFFL” – divested on August 12, 2011), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando (“PFO” – divested on October 14, 2011); Perma-Fix of Maryland (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”), which were sold in January 2008, March 2008, and May 2008, respectively; and Perma-Fix of Michigan, Inc. (“PFMI”),  Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Memphis, Inc. (“PFM”), three non-operational facilities.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. See Notes 9, 12, and 14 for estimates of discontinued operations and environmental liabilities, closure costs, and contingencies for details on significant estimates.

Restricted Cash
Restricted cash reflects $35,000 held in escrow for our worker’s compensation policy.  Also, restricted cash reflects $1,500,000 received by the Company from an escrow account in connection with the acquisition of SEC on October 31, 2011.  This $1,500,000 was received by the Company subsequent to 2011 year end (See “Note 7 – Business Acquisition” for further detail of this $1,500,000).

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

Retainage receivables represent amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 2011, we have retainage receivable balance of $912,000 which was all current. The retainage receivable was recorded as a result of the SEC acquisition.

Index

Unbilled Receivables
Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing and contract completion phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. Within our Treatment Segment, we experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. As we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months. However, our historical experience suggests that a significant part of unbilled receivables are ultimately collectible with minimal concession on our part. We therefore, segregate the unbilled receivables between current and long term.  Unbilled receivables within our Services Segment can result from: (1) revenue recognized by our Earned Value Management program (a program which integrates project scope, schedule, and cost to provide an objective measure of project progress) but invoice milestone have not yet been met and/or (2) contract claims and pending change orders, including Requests for Equitable Adjustments (“REAs”) when work has been performed and collection of revenue is reasonably assured.

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

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property.  Subsequent additions and adjustments to asset retirement obligations (due to changes in estimates) are depreciated prospectively over the remaining estimated life of the asset, in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations”.

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

Index

In October 2010, our Board of Directors approved the divesture of the PFFL, PFSG, and PFO.  We performed updated financial valuations on the tangible assets of PFFL and PFO up to the sale, which was August 12, 2011 and October 14, 2011, respectively, and concluded that no tangible asset impairment existed as required by ASC 360.  Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each letter of intent separately.  We performed updated financial valuation on the tangible assets of PFSG which is currently held for sale and concluded that no tangible asset impairment existed as of December 31, 2011.

Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year; however, no interest was required to be capitalized for each of the years 2009 to 2011.

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business.  Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, “Business Combinations”. Our annual financial valuations performed as of October 1, 2011, 2010, and 2009, indicated no impairments.  Our October 1, 2011, 2010, and 2009 impairment tests were performed based on our previous two reporting units:  1) Nuclear reporting unit, which included all of our treatment operations and operation under our CHPRC subcontract, and 2) Engineering reporting unit, which included our SYA subsidiary operations.The Company estimates the fair value of our reporting units using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structure and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for our treatment reporting unit as of October 1, 2011 which did not result in any impairment.  We will perform all future goodwill impairment analysis on the new four reporting units.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. The Company also has one definite-lived permit which was excluded from the impairment review as noted above. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.  These definite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist.

Index

Our acquisition of SEC on October 31, 2011 included intangible assets acquired of a non-compete agreement, customer relationships, software, and customer contracts.  These intangibles are being amortized using the straight-line method over the estimated useful lives with the exception of customer relationships which are being amortized using an accelerated method (see “Note 6 – Goodwill and Other Intangible Assets” for further discussion on goodwill and other intangible assets).

We performed updated internal financial valuations on the intangible assets of PFFL and PFO based on the letters of intent to test for asset impairment as required by ASC 350, “Intangibles-Goodwill and Other” during 2011 and concluded that no intangible asset impairment existed prior to the sale date of August 12, 2011 and October 14, 2011, respectively.  Our PFSG facility has no intangible assets.

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

Index

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

Foreign Operation
On October 31, 2011, we acquired Safety & Ecology Corporation Limited (“SECL” - a United Kingdom corporation), a subsidiary of SEHC.  The financial results of SECL are included in the consolidated financial statements of the Company within the Services Segment.  The financial results of SECL are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for result of operations.  The related translation adjustments are reported as a separate component of stockholders’ equity.

Concentration Risk
Approximately 120 (80 full time and 40 temporary) or 13.0% of the Company’s employees are unionized and are covered by collective bargaining agreements. We generated total revenue from continuing operations of $59,136,000 or 49.9%, $51,929,000 or 53.1%, and $45,169,000 or 48.8%, from CH Plateau Remediation Company (“CHPRC”) for the twelve months ended December 31, 2011, 2010, and 2009, respectively.

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including CHPRC as discussed above) to the federal government, representing approximately $100,165,000 or 84.4% of our total revenue from continuing operations during 2011, as compared to $80,275,000 or 82.1% of our total revenue from continuing operations during 2010, and $75,013,000 or 81.2% of our total revenue from continuing operations during 2009.

Gross Receipts Taxes and Other Charges
ASC 605-45, “Revenue Recognition – Principal Agent Consideration” provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, waste, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business.  As we are merely a collection agent for the government authority in certain of our facilities, we record the taxes on a net method and do not include them in our revenue and cost of services.

Revenue Recognition
Treatment Segment revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues using a performance based methodology basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed.  We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as sometimes they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue utilizing a proportional performance model. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.

Index

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

Services Segment revenues. Revenues include services performed under time and material, cost reimbursement, and fixed price contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenues and costs associated with time and material contracts are recognized as revenues when earned and costs are incurred.

Under cost reimbursement contracts, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred on excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs. We include in revenues the amount of the reimbursement for costs incurred plus the markup for indirect costs as well as the fee that we have earned.

Contract costs include all direct labor, material and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Consulting revenues are recognized as services are rendered. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs.  Out of pocket costs reimbursed by customers are also included in revenues.

The liability, “billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized and accrued costs to jobs.

Self-Insurance
We are self-insured for a significant portion of our group health.  The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances.  The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2011, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2011 and 2010, self-insurance reserves were $475,000 and $499,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2011, 2010, and 2009 were $3,041,000, $2,896,000, and $2,440,000, respectively, for our continuing operations, and $311,000, $314,000, and $295,000, for our discontinued operations, respectively.

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

Comprehensive Income
The components of comprehensive income are net income and the effects of foreign currency translation adjustments.  The accumulated other comprehensive loss for the foreign currency translation adjustment at December 31, 2011 was $3,000.  We had no foreign currency translation adjustment at December 31, 2010.

Net Income (Loss) Per Share
Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2011, 2010, and 2009:

(Amounts in Thousands, Except for Per Share Amounts)	2011	2010	2009
Income per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Income from continuing operations	$11,778	$3,271		$9,687
Basic income per share	$.21	$.06		$.18
Diluted income per share	$.21	$.06		$.18

Income (loss) per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Income (loss) from discontinued operations	$777	$(663)		$(65)
Basic loss per share	$.01	$(.01)		$—
Diluted loss per share	$.01	$(.01)	$

Income per share from disposal of discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Gain on disposal of discontinued operations	$1,509	$—		$—
Basic income per share	$.03	$—		$—
Diluted income per share	$.03	$—		$—

Weighted average common shares outstanding – basic	55,295	54,947		54,238
Potential shares exercisable under stock option plans	22	56		245
Potential shares upon exercise of Warrants	—	27		43
Weighted average common shares outstanding – diluted	55,317	55,030		54,526

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,549	2,195		1,595
Upon exercise of Warrants	150	—		—

Fair Value of Financial Instruments
The carrying values of cash, trade accounts receivable, and trade accounts payable approximate their fair values principally because of the short-term maturities of these financial instruments.  The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities.  Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2011 and 2010.  The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, and in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income".  Both ASUs amend guidance for the presentation of comprehensive income. The amended guidances require an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Both ASUs are effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  These ASUs will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

Index

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect adoption of ASU No. 2011-08 to have an impact on our consolidated financial statements.

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

Upon the closing of the acquisition of SEHC and its subsidiaries on October 31, 2011, Mr. Christopher Leichtweis (“Leichtweis”), a former officer and director of Homeland, was appointed a Senior Vice President of the Company and President of SEC pursuant to the terms of a four year employment agreement.  In connection with Leichtweis’ employment on October 31, 2011, we granted Leichtweis a non-qualified stock option (the “Option”) to purchase up to 250,000 shares of our Common Stock as reported on the Nasdaq on the grant date, which was $1.35.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.  The Option was granted in accordance with, and is subject to, the Non-Qualified Stock Option Agreement, dated October 31, 2011.

Index

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2011, 2010, and 2009 were as follows:

	Employee Stock Option Granted
	For Year Ended
	2011	2010 (4)	2009
Weighted-average fair value per share	$0.82	$—	$0.82
Risk -free interest rate (1)	1.29%-1.92%	—	1.98%-2.40%
Expected volatility of stock (2)	58.72%-60.02%	—	59.16%-61.20%
Dividend yield	None	—	None
Expected option life (in years) (3)	6.0	—	3.9-5.8

	Outside Director Stock Option Granted
	For Year Ended
	2011	2010	2009
Weighted-average fair value per share	$0.94	$1.12	$1.97
Risk -free interest rate (1)	2.29%	2.52%	3.69%
Expected volatility of stock (2)	57.48%	60.69%	63.37%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

(4)	No employee option grants were made in 2010.

As of December 31, 2011, we had 2,228,833 employee stock options outstanding, of which 1,638,833 are vested.  The weighted average exercise price of the 1,638,833 outstanding and fully vested employee stock option is $2.08 with a remaining weighted contractual life of 1.74 years.  Additionally, we had 811,000 outstanding director stock options, of which 721,000 are vested. The weighted average exercise price of the 721,000 outstanding and fully vested director stock option is $2.23 with a weighted remaining contractual life of 4.75 years.

The following table summarizes stock-based compensation recognized for the fiscal year 2011, 2010, and 2009.

	Year Ended
	2011	2010	2009
Employee Stock Options	$246,000	$276,000	$544,000
Director Stock Options	99,000	67,000	169,000
Total	$345,000	$343,000	$713,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of December 31, 2011, we have approximately $433,000 of total unrecognized compensation cost related to unvested options, of which $164,000 is expected to be recognized in 2012, $135,000 in 2013, and $96,000 in 2014, with the remaining $38,000 in 2015.

Index

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

On April 28, 2010, we adopted the 2010 Stock Option Plan (the “2010 Plan”), which was approved by our stockholders at the Company’s Annual Meeting of Stockholders on September 29, 2010. The 2010 Plan authorizes an aggregate grant of 1,000,000 non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors) of the Company for the purchase of up to 1,000,000 shares of the Company’s Common Stock.  The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date.  The exercise price of any incentive stock option granted under the 2010 Option Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant.  The exercise price of any non-qualified stock options granted under the 2010 Stock Plan will not be less than the fair market value of the shares at the time of grant.

Index

We follow FASB ASC 718 to account for employee and director stock options. ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See “Note 3 – Stock-Based Compensation” for further discussion on ASC 718.

No employees exercised options during 2011.  During 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan. The 38,210 shares are held as treasury stock. The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan. Total proceeds received during 2010 for option exercises was approximately $509,000.  During 2009, we issued an aggregate of 357,822 shares of our Common Stock upon exercise of 347,822 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 10,000 outside director options, at an exercise price of $1.25.  Total proceeds received during 2009 for option exercises totaled approximately $631,000.

Pursuant to the terms of the Purchase Agreement between the Company, Homeland, and SEHC dated July 15, 2011, upon closing of the Purchase Agreement which occurred on October 31, 2011, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

We issued a total of 149,061, 127,276, and 136,522 shares of our Common Stock in 2011, 2010, and 2009, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  During 2011, we paid each of our outside directors $6,500 in fees quarterly for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, effective August 24, 2011, our Research and Development Committee Chairman (a newly formed Committee) receives an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock.  The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Index

Summary of the status of options under the Company’s total Plans as of December 31, 2011, 2010, and 2009 and changes during the years ending on those dates is presented below.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Director Plans:

	2011			2010			2009
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
Non-qualified Stock Option Plan:
Balance at beginning of year	630,359	$2.00		991,359	$1.89		1,084,848	$1.86
Granted	—	—		—	—		—	—
Exercised	—	—	$—	(350,000)	1.70	$227,000	(89,489)	1.54	$68,526
Forfeited	(272,359)	1.76		(11,000)	1.45		(4,000)	1.97
Balance at end of year	358,000	2.18	$—	630,359	2.00	$—	991,359	1.89	$374,939
Options exercisable at year end	358,000	2.18	$—	630,359	2.00	$—	991,359	1.89	$374,939
1992 Outside Directors Stock Plan:
Balance at beginning of year	85,000	$2.50		100,000	$2.38		135,000	$2.08
Granted	—	—		—	—		—	—
Exercised	—	—	$—	—	—	$—	(10,000)	1.25	$10,300
Forfeited	(30,000)	2.59		(15,000)	1.69		(25,000)	1.25
Balance at end of year	55,000	2.45	$—	85,000	2.50	$—	100,000	2.38	$12,488
Options exercisable at year end	55,000	2.45	$—	85,000	2.50	$—	100,000	2.38	$12,488
2003 Outside Directors Stock Plan:
Balance at beginning of year	666,000	$2.21		594,000	$2.27		510,000	$2.21
Granted	90,000	1.41		72,000	1.68		84,000	2.67
Balance at end of year	756,000	2.11	$12,600	666,000	2.21	$—	594,000	2.27	$108,000
Options exercisable at year end	666,000	2.21	$—	594,000	2.27	$—	510,000	2.21	$108,000
2004 Stock Option Plan:
Balance at beginning of year	1,374,166	$2.04		1,424,166	$2.05		1,687,499	$2.08
Granted	—	—		—	—		170,000	1.57
Exercised	—	—	$—	—	—	$—	(258,333)	1.86	$152,750
Forfeited	(53,333)	2.25		(50,000)	2.26		(175,000)	2.16
Balance at end of year	1,320,833	2.03	$18,900	1,374,166	2.04	$30,900	1,424,166	2.05	$324,153
Options exercisable at year end	1,280,833	2.05	$13,700	1,022,333	2.04	$14,100	718,833	1.99	$202,353
2010 Stock Option Plan:(b)
Balance at beginning of year	—	$—		—	$—		—	$—
Granted	300,000	1.57		—	—		—	—
Exercised	—	—	$—	—	—	$—	—	—	$—
Forfeited	—	—		—	—		—	—
Balance at end of year	300,000	1.57	$—	—	—	$—	—	—	$—
Options exercisable at year end	—	—	$—	—	—	$—	—	—	$—

(a)	Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

(b)	Plan was approved in September 2010 which authorizes grants of up to an aggregate of 1,000,000 non-qualified and incentive stock options.

Index

The summary of the Company’s total Plans as of December 31, 2011, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2010	2,755,525	$2.09
Granted	390,000	1.53
Exercised	—	—		$—
Forfeited	(355,692)	1.90
Options outstanding end of Period (1)	2,789,833	2.03	3.2	$31,500
Options exercisable at December 31, 2011 (1)	2,359,833	$2.13	2.7	$13,700
Options vested and expected to vest at December 31, 2011	2,789,833	$2.03	3.2	$31,500

(1)	Options with exercise price ranging from $1.42 to $2.98

Warrants and Capital Stock Issuance for Debt
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion to facilitate certain financing arrangements.  The Warrants principally are for a term of two to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

As of December 31, 2011, we have three Warrants outstanding to purchase up to an aggregate 150,000 shares of the Company’s Common Stock at $1.50 per share.  The purchases of up to 150,000 shares of the Company’s Stock were originally covered under two Warrants issued on May 8, 2009 as consideration of a $3,000,000 loan received by the Company from Mr. William N. Lampson and Mr. Diehl Rettig (collectively, “the Lender”).  On April 18, 2011, the loan was amended. As consideration of the amended loan, the original Warrants issued to Mr. Lampson (for purchase up to 135,000 shares of the Company’s Common Stock) and to Mr. Rettig (for purchase up to 15,000 shares of the Company’s Common Stock) which were to expire on May 8, 2011, were amended and extended to May 8, 2012 at the same exercise price under the original Warrants ($1.50 per share - Mr. Rettig is now deceased; accordingly, the amended Warrant is now held by Mr. Rettig’s personal representative or estate).  During August 2011, Mr. Robert L. Ferguson (a member of our Board of Directors) acquired from Mr. William Lampson one-half of Mr. Lampson’s Warrant (the “Lampson Warrant”).  As a result of the acquisition of one-half of the Lampson Warrant by Mr. Ferguson, Mr. Ferguson and Mr. Lampson each hold a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012.

As consideration of receiving the $3,000,000 from the Lender, we also issued, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company’s Common Stock to the Lenders in 2009 (See “Note 10 – Long Term Debt – Promissory Note and Installment Agreement” for further information regarding the Common Stock and Warrant issuances.  Also see “Note 16 – Related Party Transactions – Robert L. Ferguson” for the Mr. Ferguson’s acquisition of the Warrant).

Shares Reserved
At December 31, 2011, we have reserved approximately 3,189,833 shares of Common Stock for future issuance under all of the option and warrant arrangements.

NOTE 5
PREFERRED STOCK ISSUANCE AND CONVERSION
Series B Preferred Stock
As partial consideration of the M&EC Acquisition in 2001, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding.  The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00.  Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative.  We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $610,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2011.

Index

NOTE 6
GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes changes in the carrying amount of goodwill by reporting segments.   In the fourth quarter of 2009, we determined that we had not appropriately recorded a deferred tax liability on indefinite lived intangible assets in connection with our acquisition of PFNWR in June 2007.  Accordingly, we recorded an adjustment in the fourth quarter of 2009 to correct goodwill and deferred tax liability related to the acquisition.  This correction increased goodwill and increased deferred tax liability by $298,000. We did not amend our prior financial statements for this adjustment as the correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flow.  The $734,000, $2,978,000 and $840,000 recorded in 2009, 2010, and 2011, respectively, resulted from earn-out amounts that we were required to pay in connection with the acquisition of our PFNWR facility in 2007 (See “Note 14 – “Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for information regarding this earn-out amount). During the fourth quarter of 2011, we recorded $10,893,000 in goodwill within our Services Segment resulting from the acquisition of SEC on October 31, 2011.  As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structure and reporting changes to its internal organization and changes to its operating segments, resulting in changes to its reporting units.  As a result of these changes, we reassigned approximately $3,637,000 of the $14,840,000 goodwill from our treatment operations reporting unit (in our Treatment Segment) to our CHPRC reporting unit (in our Services Segment) using a relative fair value approach in accordance with ASC 350, Intangibles – Goodwill and Other” (see “Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets” for further information regarding this reassignment).

Goodwill (amounts in thousands)	Treatment	Services	Total
Balance as of December 31, 2008	$9,990	$1,330	$11,320
Additional Goodwill Recorded as Result of PFNWR Acquisition	298	—	298
Goodwill Recorded in connection with PFNWR Earn-Out	734	—	734
Balance as of December 31, 2009	$11,022	$1,330	$12,352
Goodwill Recorded in connection with PFNWR Earn-Out	2,978	—	2,978
Balance as of December 31, 2010	$14,000	$1,330	$15,330
Goodwill Recorded in connection with PFNWR Earn-Out	840	—	840
Goodwill Recorded in connection with SEC Acqusition	—	10,893	10,893
Reassignment of goodwill from change in reporting unit	(3,637)	3,637	—
Balance as of December 31, 2011	$11,203	$15,860	$27,063

The following table summarizes changes in the carrying amount of permits.  No permit exists at our Services Segment.  In the first quarter of 2010, we reclassified approximately $384,000 in costs from permit in process to permit at PFF.  These costs were incurred for the expansion of our operating permit at the facility.  The Company currently has only one definite-lived permit, which is at our DSSI facility. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.

Index

Permit (amount in thousands)	Treatment
Balance as of December 31, 2008	$16,741
Permits capitalized in connection with PCB at DSSI	545
PCB permit amortized	(45)
Permits in progress	(352)
Balance as of December 31, 2009	$16,889
PCB permit amortized	(55)
Permit enhancement at PFF	384
Permits in progress	(355)
Balance as of December 31, 2010	$16,863
PCB permit amortized	(55)
Permits in progress	46
Balance as of December 31, 2011	$16,854

The following table summarizes information relating the Company’s Other intangible assets:

		December 31, 2011			December 31, 2010
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8-18	$402	$(77)	$325	$245	$(55)	$190
Software	3	158	(66)	92	102	(21)	81
Non-compete agreement	5	265	(9)	256	—	—	—
Customer contracts	.5	445	(144)	301	—	—	—
Customer relationships	12	3,370	(86)	3,284	—	—	—
Total		$4,640	$(382)	$4,258	$347	$(76)	$271

Intangible assets recorded as a result of the acquisition of SEC on October 31, 2011 included a non-compete agreement, customer relationships, customer contracts, and software ($4,000) which were recorded at fair market value of approximately $4,084,000 (see “Note 7 –Business Acquisition” for the purchase price allocation of SEC).  The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.  The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets, which includes the one definite-lived permit noted above.

Year	Amount (In thousands)

2012	$940
2013	575
2014	519
2015	471
2016	429
$2,934

Amortization expense relating to intangible asset for the Company was $386,000, $79,000, and $70,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Index

NOTE 7
BUSINESS ACQUISITION
On October 31, 2011, we completed the acquisition of SEC pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between us, Homeland Capital Security Corporation (“Homeland”) and SEHC.  SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services.  SEC provides remediation of nuclear materials for the U.S. government and other commercial customers.  We acquired SEC for a total consideration of approximately $17,885,000 determined as follows:

(i)
cash consideration of approximately $14,885,000, after certain working capital closing adjustments. This cash consideration was reduced by approximately $1,000,000 total consideration for our Common Stock purchased from us by certain security holders of Homeland as discussed below;

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note may be subject to offset of amounts Homeland owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement if the Escrow Agreement has terminated pursuant to its terms or the amount held in escrow has been exhausted pursuant to the terms of the Purchase Agreement.   Under the terms of the Note, in the event of a continuing event of default under the Note, Homeland has the option to convert the unpaid portion of the Note into our restricted shares of Common Stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange or automatic quotation system on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default that is continuing; provided that the number of shares of our Common Stock to be issued to Homeland under the Note in the event of a continuing event of default plus the number of shares of our Common Stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement; and

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  On January 3, 2012, we received $1,500,000 of the amount deposited in the escrow account as certain terms pursuant to an agreement entered into by Homeland, SEHC and us at closing of the acquisition were not met by December 31, 2011.

Pursuant to the terms of the Purchase Agreement, upon closing of the Purchase Agreement, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of our Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of our Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

The acquisition was accounted for using the purchase method of accounting, in accordance with FASB ASC 805 – “Business Combinations”). The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of October 31, 2011.  The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $10,893,000, was allocated to goodwill which is not amortized but subject to an annual impairment test.  The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such the estimated purchase price allocation is preliminary and subject to further revision.  The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed as of December 31, 2011.

(Amounts in thousands)

Current assets	$22,413
Property, plant and equipment	2,135
Intangibles	4,084
Goodwill	10,893
Other assets	34
Total assets acquired	39,559
Current liabilities	(15,748)
Customer Contracts	(3,465)
Non-current liabilities	(2,091)
Total liabilities acquired	(21,304)
Non Controlling Interest	(370)
Total consideration	$17,885

The following table summarizes the preliminary components of tangible assets acquired:

(Amounts in thousands)	Preliminary Fair Value	Weighted Average Estimated Useful Life

Vehicles	$583	5.0 years
Lab Equipment	1,235	7.0 years
Office furniture and equipment	317	4.0 years
Total Tangible Assets	$2,135

The results of operations of SEC have been included in Perma-Fix’s consolidated financial statements from the date of the closing of the acquisition, which was October 31, 2011.  SEC contributed revenues of approximately $10,669,000 and net loss of $224,000.  During the year ended December 31, 2011, the Company incurred $594,000 in acquisition-related costs.  These costs are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2011.  The following unaudited pro forma financial information presents the combined results of operations of combining SEC and Perma Fix as though the acquisition had occurred as of the beginning of the periods presented below, which is January 1, 2010.  The pro forma financial information does not necessarily represent the results of operations that would have occurred had SEC and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results.   As the acquisition was a stock transaction, none of the goodwill related to SEC is deductible for tax purposes.

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31,
	(unaudited)	(unaudited)
	2011	2010
Net revenues	$188,681	$194,766
Net income from continuing operations	$3,327	$10,165
Net income per share from continuing operations- basic	$.06	.18
Net income per share from continuing operations- diluted	$.06	.18

Index

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

NOTE 9
DISCONTINUED OPERATIONS AND DIVESTITURES
Our discontinued operations consist of our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”) facilities which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were used to pay down our revolver and used for working capital with the remaining excess funds swept into a money market account.  As of December 31, 2011, expenses related to the sale of PFFL totaled approximately $160,000, of which $157,000 has been paid.  As of December 31, 2011, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments within one hundred twenty days after closing. The proceeds received were swept into a money market account.  As of December 31, 2011, expenses related to the sale of PFO totaled approximately $37,000, of which $20,000 has been paid.  We recorded a loss on the sale of PFO of $198,000 (net of taxes of $209,000).  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of December 31, 2011.

Index

The following table summarizes the results of discontinued operations for the years ended December 31, 2011, 2010, and 2009. The gains on disposals of discontinued operations, net of taxes, for 2011, was the result of the divestiture of PFFL and PFO as mentioned above, and are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	For The Year Ended December 31,
Amount in Thousands	2011	2010	2009

Net revenue	$6,931	$9,248	$8,283
Interest expense	(68)	(84)	(103)
Operating loss from discontinued operations	(366)	(839)	(76)
Income tax benefit	(1,143)	(176)	(11)
Gain on disposal of discontinued operations (1)	1,509	—	—
Income (loss) from discontinued operations	2,286	(663)	(65)

(1)	Net of taxes of $1,276,000 for year ended December 31, 2011.

Operating loss from discontinued operations for the twelve months ended December 31, 2011 included an aggregate increase of $338,000 to the environmental reserve at our PFM and PFMI subsidiary.  Our loss from discontinued operations for the twelve months ended December 31, 2010, included an aggregate increase to our environmental reserve of $1,105,000 at our PFSG and PFD facilities and a $167,000 final settlement we received from a lawsuit that we filed against the buyer of PFTS, A Clean Environment, Inc. (“ACE”), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE had refused to pay. Loss from discontinued operations in 2009 included an increase to environmental reserve of $281,000 at our PFSG facility due to reassessment of our remediation estimates.  It also included a recovery of approximately $400,000 in closure cost after the buyer of PFTS’s asset obtained its own financial assurance bond.

Assets related to discontinued operations total $2,343,000 and $7,433,000 as of December 31, 2011, and 2010, respectively, and liabilities related to discontinued operations total $3,972,000 and $5,747,000 as of December 31, 2011 and 2010, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2011 and 2010.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of December 31, 2011:

	December 31,	December 31,
(Amounts in Thousands)	2011	2010

Accounts receivable, net (1)	$385	$1,760
Inventories	25	131
Other assets	22	1,295
Property, plant and equipment, net (2)	1,650	4,209
Total assets held for sale	$2,082	$7,395
Accounts payable	$190	$705
Accrued expenses and other liabilities	577	1,170
Note payable	105	407
Environmental liabilities	1,497	1,500
Total liabilities held for sale	$2,369	$3,782

(1)	net of allowance for doubtful account of $48,000 and $97,000 as of December 31, 2011, and 2010, respectively.

(2)	net of accumulated depreciation of $62,000 and $755,000 as of December 31, 2011, and 2010, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2011 and 2010:

	December 31,	December 31,
(Amounts in Thousands)	2011	2010

Other assets	$261	$38
Total assets of discontinued operations	$261	$38
Accrued expenses and other liabilities	$1,083	$1,209
Accounts payable	15	—
Environmental liabilities	505	756
Total liabilities of discontinued operations	$1,603	$1,965

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

At December 31, 2011, we had total accrued environmental remediation liabilities of $2,002,000 of which $1,138,000 is recorded as a current liability, which reflects a decrease of $254,000 from the December 31, 2010, balance of $2,256,000.  The net decrease represents payment of approximately $592,000 on remediation projects and increases in reserve of approximately $288,000 at PFM and $50,000 at PFMI due to reassessment of our remediation reserves.  The December 31, 2011, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$224	$135	$359
PFM	74	15	89
PFSG	783	714	1,497
PFMI	57	-	57
Total Liability	$1,138	$864	$2,002

PFD
In June 1994, we acquired PFD, which we divested in March 2008.  Prior to our acquisition of PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD. In acquiring PFD in 1994, we were indemnified by the seller for costs associated with remediating the property leased by EPS (“Leased Property”). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility was separate and apart from the property on which PFD's facility was located.  Upon the sale of substantially all of the assets of PFD in March 2008, we retained the environmental liability of PFD as it related only to the remediation of the EPS site.  We have pursued remedial activities for this Leased Property since we acquired PFD and after evaluating various technologies, have received approval from the Ohio Environmental Protection Agency for the final remedial process.  Final remediation is also expected to begin in 2012. We incurred remedial expenditures of $89,000 in 2011. We have accrued approximately $359,000, at December 31, 2011, for the estimated, remaining costs of remediating the Leased Property, which will extend approximately over the next six years.

Index

PFM
In acquiring PFM in 1993, we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2011, remediation of the remaining contaminated soil was completed leaving only treatment of the aquifer.  In 2011, we incurred remediation expenditure of $481,000 and increase the reserve by $288,000 due to reassessment of the reserve. We have accrued approximately $89,000 at December 31, 2011, for closure which we anticipate spending over the next five years.

PFSG
During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG.  This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia.  PFSG have over the past five years, completed the initial evaluation, and selected the remedial process to be utilized.  Approval to proceed with final remediation has not yet been received from the appropriate agency.  Remedial activities began in 2003.  In 2011, we incurred remedial expenditures of approximately $2,000.    We have accrued approximately $1,497,000 at December 31, 2011, to complete remediation of the facility, which we anticipate spending over approximately the next ten years.

PFMI
As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have completed the remediation activities.  In 2010, as required under the Consent Order, a closure plan was submitted, which is currently under final review, with approval expected in 2012.  In 2011, we incurred remediation expenditure of $20,000 and increased the reserve by $50,000 due to reassessment of the reserve. As of December 31, 2011, we have $57,000 accrued for the closure, and it is anticipated that closure activities, with the exception of post-closure monitoring, will be completed in 2012.

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

Index

NOTE 10
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2011 and 2010:
(Amounts in Thousands)	December 31, 2011	December 31, 2010
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at December 31, 2011) plus 2.0% or London InterBank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for 2011 and 2010 was 4.4% and 4.4%, respectively. (1) (2)	$—	$2,019
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for 2011 and 2010 was 4.2% and 4.7%, respectively. (1) (2)	15,810	4,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installments of principal of $833 beginning June, 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment was due on June 30, 2011.	—	833
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	318	1,222
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	798	1,218
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	1,863	—
Various capital lease and promissory note obligations, payable 2012 to 2015, interest at rates ranging from 5.0% to 8.3%.	259	697
	19,048	10,656
Less current portion of long-term debt	3,936	3,612
Less long-term debt related to assets held for sale	105	407
	$15,007	$6,637

(1)  Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)   On October 31, 2011, the Company entered into an “Amended and Restated Revolving Credit, Term Loan and Security Agreement” with PNC Bank.  Under the original credit facility with PNC dated December 22, 2000, as amended, from March 5, 2009 to January 24, 2010, variable interest was determined based on the options as noted; however, variable interest under the LIBOR option provided for a minimum floor base of 2.5% for both our Revolving Credit and Term Loan.  Effective January 25, 2010, minimum floor base under the LIBOR option was amended from 2.5% to 1.0%.

(3)  Original promissory note dated May 8, 2009 of $3,000,000 was modified on April 18, 2011, with principal balance of approximately $990,000.  See “Promissory Note and Installment Agreement” below for terms of original and amended promissory notes.

(4)  Net of debt discount of ($12,000) and ($117,000) for December 31, 2011and December 31, 2010, respectively. See “Promissory Note and Installment Agreement” below for additional information.

(5)  Uncollateralized note.

(6)  Promissory note entered into in connection with acquisition of SEC on October 31, 2011.  See “Promissory Note and Installment Agreement” below for prepayment of $500,000 of the principal in November 2011.

Index

Revolving Credit and Term Loan Agreement
We entered into a Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement, as amended on numerous occasions since it was executed, provided for a term loan (“Term Loan”) in the amount of $7,000,000, which required monthly principal installments of $83,000 (based upon a seven-year amortization). The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000.  The Revolving Credit advances were subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.

In connection with the acquisition of SEC, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC, replacing our previous Loan Agreement with PNC discussed above.  The Amended Loan Agreement provides us with the following credit facilities:

•	up to $25,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables (as same to Loan Agreement noted above) and subject to certain reserves;

•	a term loan of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $265,000, which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”.  As of December 31, 2011, the excess availability under our revolving credit was $15,382,000 based on our eligible receivables.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Amended Loan Agreement.  We have agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before October 31, 2012 and 1/2% of the total financing if we pays off our obligations after October 31, 2012 but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Index

Promissory Notes and Installment Agreements
The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.  See “Note 16 - Related Party Transactions” for Mr. Robert Ferguson’s (a member of our Board of Directors) acquisition of one-half of Mr. Lampson’s Warrant to purchase up to 65,000 shares of the Company’s Common Stock).

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of December 31, 2011.  We will continue to monitor the fair value of the Put until expiration.

In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors (which includes Mr. Robert Ferguson, a member of our Board of Directors), pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installments of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  On June 30, 2011, we made the final principal installment of $833,333 plus accrued interest of $69,000 (See “Note 16 – Related Party Transactions” in this section for information regarding Mr. Robert Ferguson).

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  As result of the prepayment of $500,000, we are required to pay monthly payments of approximately $76,000 (which includes interest) starting November 15, 2011, with a final payment of approximately $15,500 due on March 15, 2014.

Index

The promissory note payable to SEC also includes an embedded conversion option ("Conversion Option") that can be exercised upon default, whereby Homeland has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock. The numbers of shares of our restricted Common Stock is determined by the principal amount owing under the Note plus all accrued and unpaid interest dividing by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland's written notice of its election to receive our Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations. We concluded that the Conversion Option had and continues to have nominal value as of December 31, 2011. We will continue to monitor the fair value of the Conversion Option on a regular basis.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (which includes Mr. Robert Ferguson, a member of our Board of Directors) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”).  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in “Note 14 - Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” and “Note 16 – Related Party Transactions” for information regarding Mr. Robert Ferguson.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2011 for our continuing operations, are $3,948,000 in 2012; $3,565,000 in 2013; 2,489,000 in 2014; $2,286,000 in 2015, and $6,667,000 in 2016.  The total aggregate amount above excludes total debt discount of approximately $12,000 for the amended Warrants in connection with the amended $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig as previously discussed.  Debt related to assets held for sale totals $105,000 at December 31, 2011, and is due as follows:  $34,000 in 2012, $36,000 in 2013, and $35,000 in 2014.

Capital Leases
The following table lists future maturities of the capital leases as of December 31, 2011 of our continuing operations (in thousands):
Captial Leases
Year ending December 31:
2012	$63
2013	54
2014	37
2015	―
2016	―
Total Minimum Lease Payments	154
Less amount representing interest (effective interest rate of 6.76%)	(13)
Less estimated executory costs	―
Net minimum lease payments	141
Less current installments of obligations under capital leases	63
Obligations under capital leases excluding current installments	$78

As of December 31, 2011, total debt related to assets held for sale noted above were all capital leases and is due as noted above.

Index

NOTE 11
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2011	2010
Salaries and employee benefits	$6,524	$3,615
Accrued sales, property and other tax	417	350
Interest payable	98	79
Insurance payable	1,462	1,016
Other	1,032	936
Total accrued expenses	$9,533	$5,996

NOTE 12
ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to Resource Conservation and Recovery Act (“RCRA”) guidelines for all fixed-based regulated operating and discontinued facilities, even though we do not intend to or have present plans to close any of our existing facilities.  The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste.  In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes.  The closure procedures are very specific to the waste accepted and processes used at each facility.  We recognize the closure cost as a liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed. The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.  If there is a change to the closure estimate, we record this change in the liability and asset, with the asset depreciated in accordance with our depreciation policy.  Annual inflation factor increases are expensed during the current year.  In 2009 to 2011, we increased our asset retirement obligations for various facilities as follows due to changes in estimates of the costs to close these facilities based on federal/state regulatory guidelines: increases of $1,980,000 for DSSI (due to authorization for PCB storage and treatment) and $158,000 for PFSG in 2009; increase of $499,000 in 2010 for PFNWR; and reduction of $504,000 in 2011 for PFNWR.

During 2011, the accrued long-term closure cost decreased by $425,000 to a total of $11,937,000 as compared to the 2010 total of $12,362,000 for our continuing operations.  This decrease was principally a result of the change in estimate to close our PFNWR facility as discussed above and normal inflation factor increases.  During 2011, long-term accrued closure cost for our discontinued operations decreased by $65,000 to a total of $540,000, as compared to the 2010 total of $605,000.  The decrease of approximately $70,000 was principally the release of our closure requirement from the Florida Department of Environmental Protection resulting form the divestiture of our PFO facility on October 14, 2011. The remaining increase was primarily due to normal inflation factor adjustments.  We are waiting on the release of closure requirement from the appropriate government agency for our PFFL facility.

Index

NOTE 13
INCOME TAXES

The components of current and deferred federal and state income tax for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2011	2010	2009
Federal income tax expense - current	$2,043	$112	$168
Federal income tax (benefit) expense - deferred	(2,567)	1,717	(2,330)
State income tax expense (benefit) - current	92	(85)	336
State income tax (benefit) expense - deferred	(523)	102	(160)
Total income tax (benefit) expense	$(955)	$1,846	$(1,986)

We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:	2011	2010
Net operating losses	$4,425	$4,954
Environmental and closure reserves	5,047	5,309
Impairment of assets	7,679	7,679
Investment	197	―
Other	2,946	2,560
Deferred tax liabilities:
Depreciation and amortization	(9,167)	(8,004)
Prepaid expenses	(46)	―
	11,081	12,498
Valuation allowance	(7,360)	(11,944)
Net deferred income tax asset	$3,721	$554

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below.

	2011	2010	2009
Tax expense at statutory rate	$3,682	$1,740	$2,618
State tax expense (benefit), net of federal benefit	50	(56)	222
Previously unrecorded state tax benefit	―	(173)	(1,497)
Permanent items	150	61	175
Other	(377)	(1,369)	57
(Decrease) increase in valuation allowance	(4,460)	1,643	(3,561)
Income tax expense (benefit)	$(955)	$1,846	$(1,986)

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

Index

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized.  In 2011, 2010 and 2009, we determined that it was more likely than not that approximately $3,721,000, $554,000 and $2,192,000, respectively, of deferred income tax assets will be realized based, primarily, on profitable historic results and projections of future taxable income.  Our valuation allowance increased (decreased) by approximately ($4,460,000), $1,643,000 and ($3,561,000) for the years ended December 31, 2011, 2010, and 2009, respectively.

We have estimated net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $6,091,000 and $27,718,000, respectively, as of December 31, 2011.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts through 2021.  However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

Index

Pension Liability
We had a pension withdrawal liability of $533,000 at December 31, 2011, based upon a withdrawal letter received from Central States Teamsters Pension Fund (“CST”), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.

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

During February 2011, the $2,008,000 and the $1,073,000 installment payments which had remained payable on the closure policy were amended as follows: $1,004,000 was to be paid by February 2011, of which $991,000 was to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is payable December 2011, of which $888,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.  In February 2011, we paid the $1,004,000 under the amended terms.  As a result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum allowable coverage increased to $37,300,000 in March 2011. The maximum allowable coverage is to be increased to $39,000,000 upon final payment of the $1,054,000 in February 2012.

Index

As of December 31, 2011, our total financial coverage amount under this policy totaled $36,541,000.  We have recorded $13,473,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $881,000 on the sinking fund as of December 31, 2011.  Interest income for the twelve months ended December 31, 2011, was approximately $34,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of December 31, 2011, we have recorded $5,881,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $181,000 on the sinking fund as of December 31, 2011. Interest income for the twelve months ended December 31, 2011 totaled approximately $17,000.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

Operating Leases
We lease certain facilities and equipment under operating leases.  Future minimum rental payments as of December 31, 2011, required under these leases for our continuing operations are $945,000 in 2012, $729,000 in 2013, $643,000 in 2014, $634,000 in 2015, $586,000 in 2016, and $611,000 in 2017.  Future minimum rental payment as of December 31, 2011, required under leases for our discontinued operations is $5,000 in 2012.

Total rent expense was $1,289,000, $1,025,000, and $1,076,000 for 2011, 2010, and 2009, respectively for our continuing operations. These amounts included payments on non-cancelable operating leases of approximately $762,000, $653,000, and $671,000 for 2011, 2010, and 2009, respectively. The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Total rent expense was $239,000, $269,000, and $394,000 for 2011, 2010, and 2009, respectively for our discontinued operations.  These amounts included payments on non-cancelable operating leases of approximately $135,000, $216,000, and $145,000, respectively.  The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 15
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years.  We matched up to 25% of our employees' contributions.  We contributed $432,000, $431,000, and $85,000, in matching funds during 2011, 2010, and 2009, respectively.  The Company suspended its matching contribution effective March 1, 2009, in an effort to reduce costs in light of the downturn in the economic environment.  Effective January 1, 2010, the Company re-commenced this matching contribution.

Index

NOTE 16
RELATED PARTY TRANSACTIONS

Related Party Transactions
Mr. Robert Schreiber, Jr.
During March 2011, we entered into a new lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The new lease is for a term of five years starting June 1, 2011.  The new lease replaced the prior five- year lease with Lawrence Properties LLC, which expired on May 31, 2011.  Under the new lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2011 of approximately $173,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently was elected as a director at our Annual Meeting of Stockholders.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.

Pursuant to the terms of the Merger Agreement, as consideration for the acquisition of PFNW and PFNWR by the Company, Mr. Ferguson (or entities controlled by him):

(a)	received a total of $224,560 cash and 192,783 shares of our Common Stock in July 2007; and

(b)
is entitled to receive 21.29% of an aggregate earn-out amount of $4,552,000, based on the annual  revenues of our nuclear business (as defined) over the four year period ended on June 30, 2011. The aggregate earn-out amount was paid as follows:

(i)	an aggregate $2,574,000 in earn-out amount was paid in cash; and

(ii)
we issued a promissory note, dated September 28, 2010, in the principle amount of $1,322,000, which provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010.

The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately $656,000 in Offset Amount, which represents potential indemnification obligations (as defined by the Merger Agreement) which may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.

Index

Mr. Ferguson acquired from Mr. William Lampson one-half of a Warrant (the “Lampson Warrant”) for the purchase up to 135,000 of the Company’s Common Stock at $1.50 per share.   We originally issued the Lampson Warrant to Mr. Lampson as consideration for a loan in the principal amount of $3,000,000 on May 8, 2009 from Mr. Lampson and Mr. Diehl Rettig. The terms of the loan were amended on April 18, 2011, to provide that the remaining principal balance of $990,000 is payable in 12 monthly principal payments plus accrued interest starting May 8, 2011.  In connection with the loan amendment, the expiration date of the Lampson Warrant was extended one year to May 8, 2012.  As a result of the acquisition of one-half of the Lampson Warrant by Mr. Ferguson, Mr. Ferguson and Mr. Lampson each hold a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012.

Christopher Leichtweis
The Company is obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee. Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis, who was named as a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.

Under an agreement of indemnity, SEC, Leichtweis and his spouse, jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The indemnification agreement provided by SEC to Leichtweis also provides for compensating Leichtweis at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).

Upon the closing of the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to Homeland for the acquisition of SEHC.

Employment Agreements
We have an employment agreement with each of Dr. Centofanti (our President and Chief Executive Officer), Ben Naccarato (our Chief Financial Officer), James Blankenhorn (our Chief Operating Officer) and Christopher Leichtweis (our Senior Vice President).  Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements.  In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but not yet paid, plus an amount equal to one year’s base salary at the time of termination.  In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our common stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable.

Index

NOTE 17
SEGMENT REPORTING

In accordance to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
•	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 9 – Discontinued Operations and Divestitures”.

Our reporting segments are defined as follows:

TREATMENT SEGMENT which includes:
-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICE SEGMENT which includes:
-	On-site waste management services to commercial and government customers;
-	Technical services which include:
o	health physic and radiological control technician services providing both field support as well as professional technical support to commercial and government customers;
o	safety and industrial hygiene services providing field support and professional technical support to commercial and government customers;
o
staff augmentation services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field personnel, technical personnel, management and services to commercial and government customers; and

o	consulting engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

▪	engineering and compliance support to other segments.
-	A company owned equipment calibration and maintenance laboratory that services, maintains and calibrates health physics and industrial hygiene instrumentation.

Index

The table below shows certain financial information of our reporting segments for 2011, 2010, and 2009 (in thousands).

Segment Reporting as of and for the year ended December 31, 2011

	Treatment		Services	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$65,836	(3)	$52,774	$118,610	$—		$118,610
Intercompany revenues	1,928		585	2,513	—		—
Gross profit	21,299		7,489	28,788	—		28,788
Interest income	—		—	—	58		58
Interest expense	72		7	79	578		657
Interest expense-financing fees	—		—	—	207		207
Depreciation and amortization	4,535		337	4,872	89		4,961
Segment profit (loss)	13,725		5,885	19,610	(7,810)		11,800
Segment assets(1)	81,197		41,819	123,016	41,087	(4)	164,103
Expenditures for segment assets	2,278		4	2,282	21		2,303
Total debt	142		12	154	18,789	(5)	18,943

Segment Reporting as of and for the year ended December 31, 2010

	Treatment		Services	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$53,363	(3)	$44,427	$97,790	$—		$97,790
Intercompany revenues	2,962		502	3,464	—		—
Gross profit	12,733		7,882	20,615	—		20,615
Interest income	—		—	—	65		65
Interest expense	138		3	141	614		755
Interest expense-financing fees	3		—	3	409		412
Depreciation and amortization	4,469		39	4,508	22		4,530
Segment profit (loss)	4,481		6,131	10,612	(7,341)		3,271
Segment assets(1)	91,881		2,570	94,451	30,864	(4)	125,315
Expenditures for segment assets	1,601		19	1,620	22		1,642
Total debt	1,105		18	1,123	9,126	(5)	10,249

Segment Reporting as of and for the year ended December 31, 2009

	Treatment		Services	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$54,785	(3)	$37,608	$92,393	$—		$92,393
Intercompany revenues	2,349		446	2,795	—		—
Gross profit	16,670		7,811	24,481	—		24,481
Interest income	1		—	1	144		145
Interest expense	640		4	644	995		1,639
Interest expense-financing fees	—		—	—	283		283
Depreciation and amortization	4,241		40	4,281	40		4,321
Segment profit (loss)	7,640		6,911	14,551	(4,864)		9,687
Segment assets(1)	93,831		3,612	97,443	28,557	(4)	126,000
Expenditures for segment assets	1,421		4	1,425	8		1,433
Total debt	1,993		23	2,016	10,264	(5)	12,280

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within our Nuclear Treatment and Services Segments include the CH Plateau Remediation Company (“CHPRC”) revenue of $51,136,000 or 49.9%, $51,929,000 or 53.1%, and $45,169,000 or 48.8%, for 2011, 2010, and 2009, respectively, of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE in the second quarter of 2008.  Operations of this subcontract officially commenced at the DOE Hanford Site on October 1, 2008.  We also have three waste processing contracts with CHPRC.

(4)	Amount includes assets from our discontinued operations of $2,343,000, $7,433,000, and $6,352,000, as of December 31, 2011, 2010, and 2009, respectively.

(5)
Net of debt discount of ($12,000), ($117,000), and (450,000) for 2011 2010, and 2009, respectively, based on the estimated fair value at issuance of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  The promissory note and the Warrants were modified on April 18, 2011.  See “Note 10 – Long-Term Debt – Promissory Note and Installment Agreement” for additional information.

Index

NOTE 18
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	Three Months Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31
2011
Revenues	$23,615	$28,913	$32,787	$33,295
Gross profit	3,030	8,049	11,301	6,408
(Loss) income from continuing operations	(533)	2,552	4,421	5,360
Income (loss) from discontinued operations, net of taxes	212	(32)	(187)	784
Gain (loss) on disposal of discontinued operations, net of taxes	—	—	1,777	(268)
Net income attributable to noncontrolling interest	—	—	—	22
Net (loss) income attributable to Perma-Fix Environmental
Services, Inc. common stockholders	(321)	2,520	6,011	5,854

Basic net income (loss) per common share attributable to :
Perma-Fix Environmental Services, Inc. stockholders
Continuing operations	(.01)	.05	.08	.09
Discontinued operations	—	—	—	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.03	—
Net income (loss) per common share	(.01)	.05	.11	.10

Diluted net income (loss) per common share attributable to :
Perma-Fix Environmental Services, Inc. stockholders
Continued operations	(.01)	.05	.08	.09
Discontinued operations	—	—	—	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.03	—
Net income (loss) per common share	(.01)	.05	.11	.10

2010
Revenues	$23,566	$25,847	$22,864	$25,513
Gross profit	4,943	7,182	2,595	5,895
Income (loss) from continuing operations	575	2,116	(965)	1,545
Income (loss) from discontinued operations, net of taxes	63	(670)	(101)	45
Net (loss) income attributable to Perma-Fix Environmental
Services, Inc. common stockholders	638	1,446	(1,066)	1,590

Basic net income (loss) per common share attributable to :
Perma-Fix Environmental Services, Inc. stockholders
Continuing operations	.01	.04	(.02)	.03
Discontinued operations	—	(.01)	—	—
Net income (loss) per common share	.01	.03	(.02)	.03

Diluted net income (loss) per common share attributable to :
Perma-Fix Environmental Services, Inc. stockholders
Continued operations	.01	.04	(.02)	.03
Discontinued operations	—	(.01)	—	—
Net income (loss) per common share	.01	.03	(.02)	.03

The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Based on their most recent assessment, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended).   Based upon this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Index

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Our assessment excluded the operations of SEC.  Management excluded SEC from its assessment of internal controls over financial reporting (“ICFR”) because of the timing of the acquisition which was completed on October 31, 2011, and which is included in the Company’s consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011.  SEC constituted approximately 22.0% and 23.6% of total assets and net assets, respectively, as of December 31, 2011 and approximately 9.0% and (1.6)% of net revenues and net income, respectively, for the year then ended.

We have been advised that Homeland determined prior to our acquisition of SEC that SEC had a material weakness in its ICFR because material information was omitted in determining whether contracts were in a loss position and there is a reasonable possibility such missing information would have caused a material misstatement.  Additionally, our initial reviews of internal controls for SEC, since its acquisition, have resulted in the identification of certain internal control deficiencies. We are taking steps to attempt to remediate these deficiencies, but there has not been enough time to fully assess the effectiveness of SEC’s ICFR.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and based on that audit, issued their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Safety and Ecology Holdings Corporation and its subsidiaries (collectively, “SEC”) which were acquired on October 31, 2011, and are included in the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. SEC constituted 22.0% and 23.6% of the total assets and net assets, respectively, as of December 31, 2011, and 9% and (1.6)% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of SEC because of the timing of the acquisition which was completed on October 31, 2011.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SEC.

In our opinion, Perma-Fix Environmental Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 15, 2012

Index

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	68	Chairman of the Board, President and Chief Executive Officer
Mr. Robert L. Ferguson (1)	79	Director
Mr. Jack Lahav	63	Director
Honorable Joe R. Reeder	64	Director
Mr. Larry M. Shelton	58	Director
Dr. Charles E. Young	80	Director
Mr. Mark A. Zwecker	61	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1) Mr. Jon Colin served as a Director since December 1996.  He did not stand for re-election at the Company’s 2011 Annual Meeting of Stockholders (the “Meeting”) held on August 24, 2011.  Mr. Robert L. Ferguson was elected as Mr. Colin’s successor at the Meeting.

Director Information

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

As founder of Perma-Fix, PPM, Inc., and senior executive leader at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company.  In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear business.  Dr. Centofanti’s mastery of all aspects of the Company and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions our Board Chairman, President and Chief Executive Officer, to optimize our role in this competitive, evolving market.

Index

Mr. Robert L. Ferguson
Mr. Ferguson was elected to serve as a Board member at the Company’s Annual Meeting of Stockholders held on August 24, 2011.  Mr. Ferguson previously served as a member of the Company’s Board from August 2007 to February 2010, following his nomination and subsequent election as a board member in connection with the acquisition by the Company of our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility (formerly Nuvotec and its wholly owned subsidiary, PEcoS) (See “Certain Relationships and Related Party Transactions and Director Independence – Mr. Robert L. Ferguson”).  Mr. Ferguson served as President of Columbia Nuclear, LLC from 2008 to 2009.  He has served as a director of Vivid Learning System, a publicly traded company specializing in on-line safety training, compliance programs and learning solutions, since 1995.  Mr. Ferguson also has served as a director for Plasma Biofuel, Inc., a privately held corporation, since 2008.  Mr. Ferguson served as Chief Executive Officer and Chairman of the Board of Directors of Nuvotec and PEcoS from December 1998 until its acquisition by us in June 2007.  Mr. Ferguson has over 45 years of management and technical experience in the government and private sectors.  He served as Chairman of the Board of Technical Resources International, Inc. from 1995 to 1998, Chairman of the Board for UNC Nuclear Industries, Inc. from 1983 to 1985, and CEO for Washington Public Power Supply System from 1980 to 1983.  His government experience from 1961 to 1980 includes various roles for the Atomic Energy Commission, the Energy Research and Development Administration, and the U.S. Department of Energy, including his last assignment as Deputy Assistant Secretary of Nuclear Reactor Programs.  Mr. Ferguson also served on the Board of British Nuclear Fuels Inc.  He was a founder of Columbia Trust Bank, where he served as a director prior to its acquisition by American West Bank.  Mr. Ferguson received his B.S. in Physics from Gonzaga University and attended the US Army Ordnance Guided Missile School, the Oak Ridge School of Reactor Technology, and the Federal Executive Institute.

Mr. Ferguson’s previous experience and demonstrated abilities as a member of the Company’s Board and his extensive experience in both the government and public sectors will provide valuable insight to the Company’s growth, particularly within the Company’s Nuclear Segment business.

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

Having launched a number of successful businesses, Mr. Lahav has established a record of success in developing and growing a business. His “know how” enables him to provide important perspectives to the Board relating to a variety of business challenges.  His commitment to charitable organizations provides a unique component of a well-rounded Board.

Honorable Joe R. Reeder
Mr. Reeder, a director since April 2003, served as the Shareholder-in-Charge of the Mid-Atlantic Region (1999-2008) for Greenberg Traurig LLP, one of the nation's largest law firms, with 29 offices and over 1,800 attorneys worldwide.  He is currently a shareholder in the law firm.  His clientele includes sovereign nations, international corporations, and law firms throughout the U.S.  As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program.   He serves on the boards of the National Defense Industry Association (NDIA) (and chairs NDIA’s Ethics Committee), the Armed Services YMCA, the USO, and many other private companies and charitable organizations. Following successive appointments by Governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards.  Mr. Reeder is also a frequent television commentator on legal and national security issues.  Among other corporate positions, he has been a director since September 2005 for ELBIT Systems of America, LLC, a NASDAQ company that provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also was a member of the Corporate Advisory Board for ICX Technologies, a publicly traded company specializing in development and integration of advanced sensor technologies for homeland security and commercial applications, from April 2007 to July 2008.  A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder earned his J.D. from the University of Texas and his L.L.M. from Georgetown University.

Index

Mr. Reeder has a distinguished career in providing solutions to complex issues involving substantial domestic and international concerns.  He has demonstrated extensive knowledge and problem-solving background, particularly related to our Nuclear Segment, which skills enhance the Board’s ability to address challenging issues in the nuclear market.

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

Dr. Charles E. Young
Dr. Charles E. Young, a director since July 2003, currently serves as a director (since September 2011) of SteriMed, Inc., a privately held company in the medical waste business.  He was president of the University of Florida from November 1999 to January 2004 and chancellor of the University of California, Los Angeles (UCLA) for 29 years until his retirement in 1997.  He also was the President of Qatar Foundation from 2004 to November 2005.  In addition, from December 2009 to June 2010, he served as the Chief Executive Officer of the Los Angeles Museum of Contemporary Art.  Dr. Young has chaired the Association of American Universities, and served on numerous commissions, including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum.  Dr. Young has served on the Board of Directors of I-MARK, Inc., a privately held software and professional services company since 1997.  He previously served on the Board of Directors of Intel Corp. and Nicholas-Applegate Growth Equity Fund, Inc., as well as Fiberspace, Inc., a privately-held company that designs and manufacturers stabilized laser products, Student Advantage, Inc., an integrated media and commerce company, and AAFL Enterprises, a sports development company.   Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

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

Index

As a director since our inception, Mr. Zwecker’s understanding of our business provides valuable insight to the Board.  With years of experience in operations and finance for various companies, including a number of waste management companies, Mr. Zwecker combines extensive knowledge of accounting principles, financial reporting rules and regulations, the ability to evaluate financial results, and understanding of financial reporting processes. He has an extensive background in operating complex organizations. Mr. Zwecker’s experience and background positions him well to serve as a member of our Audit Committee.

BOARD LEADERSHIP STRUCTURE
Dr. Louis Centofanti, the Company’s President and Chief Executive Officer, is also Board Chairman.  The Company believes such structure currently promotes the best interests of our stockholders.  Dr. Centofanti’s extensive knowledge of the history of the Company, its customers, and his background in our complex and unique core Nuclear Segment, enables him to provide guidance to our Board with day to day and long-term strategic business recommendations and decisions which ultimately enhance shareholder value.

Although the Company’s by-laws do not formally require the designation of a independent Lead Director when the positions of Chairman and Chief Executive Officer are held by the same person, Mr. Mark Zwecker was appointed by our Board of Directors on February 25, 2010 to serve as an independent Lead Director to enhance the Board’s ability to fulfill its responsibilities independently in the best interests of the Company’s stockholders.  As an independent Lead Director, Mr. Zwecker’s role includes:

•	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
•	acting as liaison between directors, committee chairs and management;
•	serving as information sources for directors and management; and
•	carrying out responsibilities as the Board may delegate from time to time.

AUDIT COMMITTEE
We have a separately designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are:  Mark A. Zwecker, Larry M. Shelton, and Dr. Charles E. Young, who replaced Mr. Jon Colin on August 24, 2011.

Our Board of Directors has determined that each of our Audit Committee members is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

BOARD INDEPENDENCE
The Board has determined that each director, other than Dr. Centofanti, is “independent” within the meaning of the applicable rules of the NASDAQ Stock Market, Inc. (“NASDAQ”) on which the Company’s Common Stock is listed.  Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company.  The Board also does not consider Mr. Ferguson to be “independent” based on the transactions between Mr. Ferguson and us which are described under “Certain Relationships and Related Transactions, and Director Independence – Mr. Robert L. Ferguson.”

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
We have a separately-designated standing Corporate Governance and Nominating Committee (the “Nominating Committee”).  Members of the Nominating Committee during 2011 were Joe R. Reeder (Chairperson, who replaced Dr. Charles E. Young as the Chairperson, effective August 24, 2011), Jack Lahav, and Larry Shelton.  Effective August 24, 2011, Dr. Charles E. Young was no longer a member of the Corporate Governance and Nominating Committee.  All members of the Corporate Governance and Nominating Committee were and are “independent” as that term is defined by current NASDAQ listing standards.

Index

The Corporate Governance and Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board, as well as the nominees for election as the Company’s Directors by the stockholders at each annual meeting of stockholders.  In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate.  Although no formal criteria are established in evaluating a candidate for board recommendation, each candidate’s qualifications are reviewed to include:

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

RESEARCH AND DEVELOPMENT COMMITTEE
Effective August 24, 2011, we established a separately-designated standing Research and Development Committee (the “R&D Committee”) which members include Mr. Robert L. Ferguson (Chairperson) and Dr. Louis Centofanti.

The R&D Committee outlines the structures and functions of the Company’s research and development strategies, the acquisition and protection of the Company’s intellectual property rights and assets, and provides its perspective on such matter to the Board of Directors.  The R&D Committee does not have a charter.

EXECUTIVE OFFICERS

See Item 4A – “Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2011 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a), except Mr. Joe Reeder, who inadvertently failed to timely file two Form 4’s to report two transactions.

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

Index

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

Compensation Discussion and Analysis
Our long-term success depends on our ability to efficiently operate our facilities, evaluate strategic acquisitions, and to continue to research and develop innovative technologies in the treatment of nuclear waste, mixed waste, and industrial waste.  To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.

The Compensation and Stock Option Committee (for purposes of this analysis, the “Compensation Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid to Dr. Louis F. Centofanti, our Chief Executive Officer or “CEO,” Ben Naccarato, our Chief Financial Officer or “CFO,” Jim Blankenhorn, our Chief Operating Officer or “COO,” Robert Schreiber, President of SYA or “SYA President”, and Christopher Leichtweis, our Senior Vice President and President of SEC or “SEC President” (together, our named executive officers or “NEOs”) is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the NEOs are similar to those provided to other executive officers at similar sized companies and industries.

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

Index

•	Compensation should be based on the level of job responsibility, executive performance, and company performance.

•	Executive officers’ pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect our results.

•	Compensation should be competitive with compensation offered by other companies (subject to size and revenues) that compete with us for talented individuals.

•	Compensation should reward performance.

•	Compensation should motivate executives to achieve our strategic and operational goals.

Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the NEOs and equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Compensation Committee, based on the recommendations of CEO.

The CEO annually reviews the performance of each of the NEOs (other than the CEO whose performance is reviewed by the Compensation Committee).  Based on such reviews, the CEO presents a recommendation to the Compensation Committee, which may include salary adjustments, bonus and equity-based awards.  The Compensation Committee considers such recommendation in light of the compensation philosophy and objectives described above and the processes described below.  Based on its analysis, the Compensation Committee exercises its discretion in accepting or modifying all such recommendations. The CEO is not present during the voting or deliberations of the Compensation Committee with respect to the CEO’s compensation.

The Compensation Committee’s Processes
The Compensation Committee has established certain processes designed to achieve our executive compensation objectives.  These processes include the following:

•
Company Performance Assessment; MIP.  The Compensation Committee assesses our performance in order to establish compensation ranges and, as described below, to establish specific performance measures that determine incentive compensation under the Management Incentive Plan (“MIP”) established for each of our named executive officers.  For this purpose, the Compensation Committee considers numerous measures of performance of both us and industries with which we compete, including but not limited to revenue, net income, gross profit, and unbilled receivables.

•
Individual Performance Assessment.  Because the Compensation Committee believes that an individual’s performance should effect an individual’s compensation, the Compensation Committee seeks to encourage and reward each NEO based on achievement of individual performance goals, in addition to overall company performance measures mentioned above. With respect to the CEO and COO, compensation is also awarded based on qualitative measures such as maintaining the safety of our facilities as well maintaining permit compliance.  With respect to the CFO, the Compensation Committee takes into account improvements made in accounting and financial processes such as maintaining Sarbanes-Oxley Act of 2002 (“SOX”) and Securities and Exchange Commission  compliance, improving accounts receivable (“AR”) targets, system integration, and centralization of the Company’s systems.  In designing the compensation plan for the NEO, the Compensation Committee believes individual measures result in short and long term value to stockholders.  The Compensation Committee also considers input of, and the performance analysis provided by, the CEO when designing the compensation plan for the other NEOs.  The Compensation Committee believes that the CEO’s daily interactions with the other NEOs provide valuable insight regarding the contributions made by the other NEOs.  With respect to all NEOs, the Compensation Committee also exercises its judgment based on its interactions with the particular NEO, such officer’s contribution to our performance and other leadership achievements.

Index

•
Peer Group Assessment.  The Compensation Committee compares our compensation program with a group of companies against which the Compensation Committee believes we compete for talented individuals (the “Peer Group”).  The composition of the Peer Group is periodically reviewed and updated by the Compensation Committee.  The companies currently comprising the Peer Group are Clean Harbors, Inc., American Ecology Corporation, and EnergySolutions, Inc., each of which is a waste disposal/management company.  The Compensation Committee considers the Peer Group’s executive compensation programs as a whole and the compensation of individual officers in the Peer Group, if job responsibilities are meaningfully similar.  When comparing the Peer Group’s executive compensation programs to our programs, the Compensation Committee considers that the companies within this Peer Group have substantially greater revenues than our Company, as well as subjective factors with respect to each of our NEOs.  These individual subjective factors include the relative level of experience of each executive officer, the general responsibilities of each executive officer, and the relative capitalization and revenues of the Peer Group members.

The Compensation Committee believes that the Peer Group comparison assists it in attempting to structure an executive compensation program that is competitive with other companies in the industry, subject to size and revenues of companies within the Peer Group. This process was undertaken in 2011 to assist the Compensation Committee in determining the base salary for our CEO, COO, and CFO.  Although our Compensation Committee makes a comparison to the Peer Group compensation, the Compensation Committee does not use the Peer Group as a benchmark for compensation of the NEOs.  Instead, the Compensation Committee considers the following when reviewing the Peer Group compensation information:

•
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

•	The Compensation Committee considers what compensation package is expected to enable us to compete for talented individuals given the opportunities and compensation offered by us; and

•
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

The executive compensation program for our SEC President was negotiated as part of our acquisition of SEC in October 2011.  The SEC President’s base salary is currently the same that he earned prior to the acquisition. The MIP for the SEC President was also part of the negotiation and provides specific performance targets, which if achieved, are expected to positively impact our  results of operations (See “Management Incentive Plans – SEC President” below).

Index

2011 Executive Compensation Components
For the fiscal year ended December 31, 2011, the principal components of compensation for executive officers were:

•	base salary;
•	performance-based incentive compensation;
•	long term incentive compensation;
•	retirement and other benefits; and
•	perquisites.

Based on the amounts set forth in the Summary Compensation Table, during 2011, salary accounted for approximately 46.8% of the total compensation of our NEOs, while equity option awards, bonus, MIP compensation, and other compensation accounted for approximately 53.2% of the total compensation of the NEOs.

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

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility.  Merit based salary increases for executives are based on the Committee’s assessment of the individual’s performance.  The base salary and potential annual base salary adjustments for the CEO, COO, CFO, and the SEC President for 2011 are set forth in their respective Employment Agreements.  The base salary of the COO and SEC President for 2011 was pro-rated from July 1, 2011 and October 31, 2011, their respective dates of first employment with us.

Performance-Based Incentive Compensation
The Compensation Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of our corporate objectives by directors and the NEOs, encourage the growth of stockholder value and enable employees to participate in our long-term growth and profitability. The Compensation Committee may grant stock options and/or performance bonuses.  In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  In addition, the CEO has discretionary authority to grant stock options to certain high-performing executives or officers, subject to the approval of the Compensation Committee.

The exercise price for each stock options granted is at or above the market price of our common stock on the date of grant.  Stock options may be awarded to newly hired or promoted executives at the discretion of the Compensation Committee.  Grants of stock options to eligible newly hired executive officers are generally made at the next regularly scheduled Compensation Committee meeting following the hire date.

Employment Agreements
On August 24, 2011, we entered into employment agreements with our CEO, COO, and CFO, which were approved by the Compensation Committee and Board.  These agreements provide that (a) Dr. Centofanti will serve as our CEO and President, with an annual base salary of $263,218; (b) Mr. Blankenhorn will serve as our COO, with an annual base salary of $245,000 and an effective employment date of June 1, 2011 (Mr. Blankenhorn was provided a 30-day personal leave of absence prior to his start date of July 1, 2011); and (c) Mr. Naccarato will continue to serve as our CFO, with an annual base salary of $208,000.  In connection with the closing of our acquisition of SEC, on October 31, 2011, we entered into an employment agreement with Mr. Leichtweis, which was approved by the Compensation Committee and Board.  Mr. Leichtweis, who prior to the acquisition was an officer and director of SEC’s former parent company, was appointed as our Senior Vice President and SEC President.  Mr. Leichtweis’ employment agreement provides that he will receive an annual base salary of $324,480.  The employment agreements with our CEO, COO, CFO and SEC President are collectively referred to as the “Employment Agreements.”

Index

In addition to base salary, each of these executive officers is entitled to participate in the Company's benefits plans and to any performance compensation payable under an individual Management Incentive Plan (“MIP”) for the CEO, CFO, COO, and SVP.  (See “Management Incentive Plans,” below.)

Each of the Employment Agreements is effective for three years, except the term for the SEC President four years.  Each Employment Agreement may be terminated prior to its expiration by the Company with or without “cause” (as defined below) or by the executive officer for “good reason” (as defined below) or any other reason.  If the NEO’s employment is terminated due to death, disability or for cause, we will pay to the NEO or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits otherwise due at that time under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

If the NEO terminates his employment for “good reason” or is terminated without cause, we will pay the NEO a sum equal to the total Accrued Amounts, plus one year of full base salary.  If the NEO terminates his employment for a reason other than for good reason, we will pay to him the amount equal to the Accrued Amounts.  If there is a Change in Control (as defined below), all outstanding stock options to purchase common stock held by the NEO will immediately become vested and exercisable in full.  The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

“Cause” is generally defined in each of the Employment Agreements as follows:

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

•	act of fraud or embezzlement against the Company; and

•	willful breach of any material provision of the employment agreement.

“Good reason” is generally defined in each of the Employment Agreements as follows:

•
assignment to the executive of duties inconsistent with his responsibilities as they existed during the 90-day period preceding the date of the employment agreement, including status, office, title, and reporting requirement;

•
any other action by the Company which results in a reduction in (i) the compensation payable to the executive, or (ii) the executive’s position, authority, duties, or other responsibilities without the executive’s prior approval;

•	the relocation of the executive from his base location on the date of the employment agreement, excluding travel required in order to perform the executive’s job responsibilities;

•	any purported termination by the Company of the executive’s employment otherwise than as permitted by the agreement; and

Index

•
any material breach by the Company of any provision of the employment agreement, except that an insubstantial or inadvertent breach by the Company which is promptly remedied by the Company after receipt of notice by the executive is not considered a material breach.

“Change in Control” is generally defined in each of the Employment Agreements as follows:

•
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

•	a change, without the approval of at least two-thirds of the Board of Directors then in office, of a majority of the Company’s Board of Directors; or

•	the Company’s execution of an agreement for the sale of all or substantially all of the Company’s assets to a purchaser which is not a subsidiary of the Company; or

•	the Company’s adoption of a plan of dissolution or liquidation; or

•	the Company’s closure of the facility where the executive works; or

•
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

•	such event that is of a nature that is required to be reported in response to Item 5.01 of Form 8-K.

Potential Payments
The following table sets forth the potential (estimated) payments and benefits to which our NEOs would be entitled under the Employment Agreements upon termination of employment or following a Change in Control, assuming each circumstance described below occurred on December 31, 2011.

The following table sets forth the potential (estimated) payments and benefits to which Dr. Centofanti, Mr. Jim Blankenhorn, Mr. Leichtweis, and Mr. Naccarato would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each employment agreement with the Company, assuming each circumstance described below occurred on December 31, 2011, the last day of our fiscal year.

				Termination by
				Executive for Good
Name and Principal Position	Disability,			Reason or by
	Death,			Company Without		Change in Control
Potential Payment/Benefit	or For Cause			Cause		of the Company

Dr. Louis Centofanti
Chairman of the Board,
President and Chief Executive
Officer
Severance	$	──		$263,000		$	──
Stock Options	$	──		$ ──		$	──

Ben Naccarato
Chief Financial Officer
Severance	$	──		$208,000		$	──
Stock Options		$8,700	(1)	$8,700	(1)		$12,000	(2)

Jim Blankenhorn
Chief Operating Officer
Severance	$	──		$245,000	(3)	$	──
Stock Options	$	──		$ ──		$	──

Christopher Leichtweis
SVP and President of SEC
Severance	$	──		$324,480	(3)	$	──
Stock Options	$	──		$ ──	(1)		$50,000	(2)

(1)
Benefit is estimated based on the number of stock options vested as of December 31, 2011 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2011.

(2)
Benefit is estimated based on the number of stock options outstanding as of December 31, 2011 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2011.

No performance compensation under the NEO’s MIP would have been payable at December 31, 2011 under any of the circumstances described in the table above.  Pursuant to each MIP, if the participant’s employment with the Company is voluntarily or involuntarily terminated prior to the annual payment of the MIP compensation payment period, no MIP payment is payable.  The payment is otherwise payable under each MIP on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end.  See, “Management Incentive Plans,” below.

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

Management Incentive Plans
On March 17, 2011, the Compensation Committee approved individual MIPs for our CEO, CFO and COO.  The MIPs for our CEO and CFO are effective as of January 1, 2011, and the MIP for our COO is effective as of his employment date, June 1, 2011.  On October 31, 2011, the Compensation Committee also approved an MIP for our SEC President, effective November 1, 2011.

Index

Each MIP provides guidelines for the calculation of annual cash incentive based compensation.  The MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation for our CEO, CFO, COO, and SEC President under the MIPs are as follows, assuming minimum performance target threshold is achieved for each objectives under the MIPs:

•	50% to 87% of the 2011 base salary of our CEO, or $131,608 to $230,315;
•	25% to 44% of the 2011 base salary of our CFO, or $52,000 to $91,000;
•	50% to 87% of the prorated 2011 base salary for the COO, or $61,250 to $107,187; and
•	185% to 222% of the prorated 2011 base salary for the SEC President, or $100,000 to $120,000.

Based on our actual results during 2011, and the various components of each MIP described below, the bonus compensation earned under the MIP for our CEO, CFO, COO, and SEC President, as a percentage of base salary, was 76.6%, 42.3%, 76.6%, and 0%, respectively.

Performance compensation is paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2011.  If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment period, no MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP at anytime and may adjust the various targets in the MIPs at any time and for any reason.

The following describes the principal terms of each MIP:

CEO:
2011 CEO performance compensation was based upon meeting corporate financial pre-tax net income, revenue, health and safety, and environmental compliance objectives during fiscal year 2011 from our continuing operations.  Of the total potential performance compensation, 55% was based on pre-tax net income goals, 15% on revenue goals, 15% on the number of health and safety claim incidents that occurred during fiscal year 2011, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year.  Each of the revenue and pre-tax net income components was based on our board approved target (referred to as “Revenue Target” and “Net Income Target”), which was $99,993,000 and $6,269,000, respectively.  See “2011 MIP Targets” below for further discussion of these targets.  The specific components of the 2011 MIP for our CEO were as follows:

CEO MIP COMPENSATION COMPONENTS
Annualized Base Pay:	$263,218
Performance Incentive Compensation Target (at 100% of Plan):	$131,608
Total Annual Target Compensation (at 100% of Plan):	$394,826

The Performance Incentive Compensation Target was based on the schedule below.

Target
Objectives			Performance Target Thresholds
	Weights	85%-100%	101%-120%	121%-130%	131%-140%	141%-%	151%-160%	161%+
Revenue (1)	15%	$19,741	$23,690	$25,664	$27,638	$29,612	$31,586	$34,547
Net Income (2)	55%	72,385	86,862	94,100	101,339	108,577	115,816	126,674
Health & Safety (3)	15%	19,741	23,690	25,664	27,638	29,612	31,586	34,547
Permit & License Violations (4)	15%	19,741	23,690	25,664	27,638	29,612	31,586	34,547
Unbilled Receivable	(5)	(5)	(5)	(5)	(5)	(5)	(5)	(5)
Potential Maximum (5)(6)	100%	131,608	157,932	171,092	184,253	197,413	210,574	230,315

Index

1)
Revenue was defined as the total consolidated third party top line revenue from continuing operations as publicly reported in the Company’s financial statements.  The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations.

2)
Net income was defined as the total consolidated pre-tax net income from continuing operations as publicly reported in the Company’s financial statements.  Net income included all subsidiaries, corporate charges, and dividends from continuing operations.  The percentage achieved was determined by comparing the actual pre-tax net income to the Board approved Net Income Target.

3)
The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier.  The Corporate Treasurer submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the AIG Worker’s Compensation Loss Report.  Such claims were identified on the loss report as “indemnity claims.”  The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2011.

Work Comp. Claim Number	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

4)
Permits or License Violations incentive was earned/determined according to the scale set forth below:  An “official notice of non-compliance” was defined as an official communication from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable environmental, health or safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

5)
Unbilled trade receivables was the amount of unbilled reported per Form 10-Q or Form 10-K combining both the long term and current portion of unbilled.  The objective for unbilled trade receivables balances older than 12/31/08 was to reduce such balances by $2,987,000, from $3,318,000 as of 12/31/10 to $331,000 by 12/31/11.  If this objective was not met, the bonus was reduced by 15%.

6)	No performance incentive compensation was payable for achieving the health and safety and permit and license violation targets unless a minimum of 70% of the Net Income Target was achieved.

Index

CFO:
The CFO’s 2011 performance compensation was based upon achievement of pre-tax net income, administrative expense, financial oversight, centralization of accounting and information technology (“IT”) functions objectives, as well as the Company’s timely Securities and Exchange Commission filing of annual and quarterly reports and Form 8-Ks.  Of the total potential performance compensation, 25% was based on achievement of pre-tax net income goals, 15% on maintaining or reducing our targeted administrative expense, 10% on the timeliness of the Company’s annual, quarterly, and Form 8-K report filings with the Securities and Exchange Commission, 10% on financial oversight, 10% on compliance with the requirements of SOX, and 30% on accounting centralization and IT objectives.  Each of the pre-tax net income and administrative expense component was based on the Net Income Target and the board approved “Administrative Expense Target”, which was $6,269,000 and $10,947,000, respectively.  See “2011 MIP Targets” below for further discussion of these targets. The specific components of the 2011 MIP for our CFO were as follows:

CFO MIP COMPENSATION COMPONENTS
Annualized Base Pay:	$208,000
Performance Incentive Compensation Target (at 100% of Plan):	$52,000
Total Annual Target Compensation (at 100% of Plan):	$260,000

The Performance Incentive Compensation Target was based on the schedule below.

Target
Objectives	Performance Target Thresholds
	Weights	100% or less	98%-99%	96%-97%	94%-95%	92%-93%	90%-91%	88%-89%

Administrative Expenses (1)	15%	$7,800	$9,360	$9,751	$10,531	$11,700	$12,480	$13,650

	Weights	85%-100%	101%-120%	121%-130%	131%-140%	141%-150%	151%-160%	161%+
Net Income (2)	25%	$13,000	$15,600	$16,900	$18,200	$19,500	$20,800	$22,750
Accounting (3)	10%	5,200	6,240	6,760	7,280	7,800	8,320	9,100
Accounts Receivable ("AR") (4)	10%	5,200	6,240	6,760	7,280	7,800	8,320	9,100
SOX Compliance (5)	10%	5,200	6,240	6,760	7,280	7,800	8,320	9,100
Centralization & IT Objectives (6)	30%	15,600	18,720	20,280	21,840	23,400	24,960	27,300
Unbilled Receivable	(7)	(7)	(7)	(7)	(7)	(7)	(7)	(7)
Potential Maximum (7)	100%	52,000	62,400	67,211	72,411	78,000	83,200	91,000

1)
Administrative Expense was defined as the total consolidated administrative expenses from continuing operations as publicly reported in the Company’s financial statements.  Administrative Expense was inclusive of all subsidiaries from continuing operations, and excludes marketing expenses and interest expense.

2)
Net Income was defined as the total consolidated pre-tax net income from continuing operations as publicly reported in the Company’s financial statements.  Net income included all subsidiaries, corporate charges, and dividends from continuing operations.  The percentage achieved was determined by comparing the actual pre-tax Net Income to the Board approved Net Income Target.

3)	The accounting objective focused on the timely filing of Forms 10-K, 10-Q, and 8-K and the issuance of press releases, containing complete and accurate information.

Index

Securities and Exchange Commission Filings	Performance Target

10K – filed timely or	3%
10K – extension	1.5%
1st quarter 10Q – filed timely or	2%
1st quarter 10Q – extension	1%
2nd quarter 10Q – filed timely or	2%
2nd quarter 10Q – extension	1%
3rd quarter 10Q – filed timely or	2%
3rd quarter 10Q - extension	1%
All 8K’s Filed	1%
Total Achievable	10%

4)	The AR objective focused on achieving certain AR targets from continuing operations.

Accounts Receivable	Performance Target
25% or less of AR > than 60 days	5.0%
30% or less of AR > than 60 days	2.5%
9% or less of AR > than 120 days	5.0%
10% or less of AR > than 120 days	2.5%
Total Achievable	10.0%

AR was defined as outstanding AR, as shown on the Company’s AR sub-ledger of continuing operations, collectable within the control of the financial and operational staff.

Adjustments for this objective included but were not be limited to:

i)	Accounts fully reserved when calculating bad debt allowance;

ii)	Accounts that were in litigations; and

iii)	Accounts not receivable due to a legitimate operational delay. Note this will only be excluded if invoicing was appropriate despite the operational delay.

5)	The SOX compliance target was based on maintaining good internal controls and minimizing material weaknesses similar to “Permit and License” violations in the CEO Plan.

SOX Deficiencies	Performance Target

0	10%
1	9%
2	8%
3	5%
4	2%
0%

6)
Centralization and IT Objective -   Completion of the following milestones related to the planned centralization of the accounting function to the Corporate Office. Completion of each objective earns 3% with a maximum target achievable of 30%.

Index

Accounting Centralization Objectives	Performance Target

Install Multi-Company Software at Corporate Office.	3.0%
Improve forecasting model from facilities including new software if cost effective.	3.0%
PO implementation Phase II – Automated requisition process.	3.0%
Automated Fixed Asset and Capital Tracking.	3.0%
Cost accounting initiatives to support Field Services initiative and DCAA audit requirements.	3.0%
AP – Automate weekly cash requirement process.	3.0%
Treasury – Automated cash management tracking process.	3.0%
Waste Tracking – Complete East Tennessee Material & Energy Corporation (“M&EC”) and Perma-Fix of Florida (“PFF”) upgrade to Perma-Fix of Northwest (“PFNW”) model.	3.0%
On-Site Service (“OSS”) – Project Controller operation tracking system.	3.0%
Business Portal – to support Time and Entry tracking for Schreiber, Yonley & Associates (“SYA”) and On-Site Services (“OSS”).	3.0%
Sales – Sales and Opportunity Tracking System.	3.0%
Human Resources (“HR”) – Time Management improvements (Timeclocks)	3.0%

7)
Unbilled trade receivables was the amount of unbilled reported per Form 10-Q or Form 10-K combining both the long term and current portion of unbilled.  The objective for unbilled trade receivables balances older than 12/31/08 was to reduce such balances by $2,987,000, from $3,318,000 as of 12/31/10 to $331,000 by 12/31/11.  If this objective was not met, the bonus was reduced by 15%.

Under the CFO 2011 MIP, each of the Accounting, Accounts Receivable, SOX Compliance, and Centralization & IT Objectives (each known as “Non-Net Income component”) noted above was calculated as the applicable percentage achieved of the amount as set forth under the Net Income Performance Target Threshold column; therefore, each of the Non-Net Income components was payable only if the Net Income Target Threshold component of at least 85% was achieved.

COO:
2011 COO performance compensation was based upon meeting corporate financial pre-tax net income, revenue, health and safety, and environmental compliance objectives during fiscal year 2011 from our continuing operations.  Of the total potential performance compensation, 55% was based on pre-tax net income goal, 15% on revenue goal, 15% on the number of health and safety claim incidents that occur during fiscal year 2011, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2011.  Each of the revenue and pre-tax net income components was based on the Revenue Target and Net Income Target.  See “2011 MIP Targets” below for further discussion of these targets.  The specific components of the 2011 MIP for the COO are as follows:

COO MIP COMPENSATION COMPONENTS
Annualized Base Pay:	$245,000
Performance Incentive Compensation Target (at 100% of Plan):	$122,500
Total Annual Target Compensation (at 100% of Plan):	$367,500

Index

The Performance Incentive Compensation Target was based on the schedule below.

Target
Objectives	Performance Target Thresholds
	Weights	85%-100%	101%-120%	121%-130%	131%-140%	141%-150%	151%-160%	161%+
Revenue (1)	15%	$18,375	$22,050	$23,891	$25,800	$27,561	$29,400	$32,156
Net Income (2)	55%	67,375	80,850	87,591	94,329	101,061	107,800	117,906
Health & Safety (3)	15%	18,375	22,050	23,891	25,800	27,561	29,400	32,156
Permit & License Violations (4)	15%	18,375	22,050	23,891	25,800	27,561	29,400	32,156
Unbilled Receivable	(5)	(5)	(5)	(5)	(5)	(5)	(5)	(5)
Potential Maximum (5)(6)	100%	122,500	147,000	159,264	171,729	183,744	196,000	214,374

1)
Revenue was defined as the total consolidated third party top line revenue from continuing operations as publicly reported in the Company’s financial statements.  The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations.

2)
Net Income was defined as the total consolidated pre-tax net income from continuing operations as publicly reported in the Company’s financial statements.  Net income included all subsidiaries, corporate charges, and dividends from continuing operations.  The percentage achieved was determined by comparing the actual pre-tax Net Income to the Board approved Net Income Target.

3)
The Health and Safety Incentive Target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier.  The Corporate Treasurer submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the AIG Worker’s Compensation Loss Report.  Such claims were identified on the loss report as “indemnity claims.”  The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2011.

Work Comp. Claim Number	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

4)
Permits or License Violations incentive was earned/determined according to the scale set forth below:  An “official notice of non-compliance” was defined as an official communication from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable environmental, health or safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

Index

5)
Unbilled trade receivables was the amount of unbilled reported per Form 10-Q or Form 10-K combining both the long term and current portion of unbilled.  The objective for unbilled trade receivables balances older than 12/31/08 was to reduce such balances by $2,987,000, from $3,318,000 as of 12/31/10 to $331,000 by 12/31/11.  If this objective was not met, the bonus was reduced by 15%.

6)	No performance incentive compensation was payable for achieving the health and safety and permit and license violation targets unless a minimum of 70% of the Net Income Target was achieved.

SEC President:
Performance compensation under the MIP for our SEC President is based upon SEC realizing gross profit target for a particular fiscal year of at least $18,500,000 (which has been set for each of four years) and the Company realizing pre-tax net income target for such fiscal year of $6,296,000 (which company pre-tax Net Income Target for fiscal year 2011 was $6,296,000 and is subject to change each year as determined by the Compensation Committee).

The Performance Incentive Compensation Target is based on the schedule below:

		Actual	Performance
Target	Performance	Performance	Incentive
Objective	Target	as % of Target	Compensation

SEC Gross Profit (1)	$18,500,000	100% or greater	$360,000

Net Income (2)	$6,269,000	85%-100%	$240,000
		101%-120%	$288,000
		121%-150%	$360,000

1)
SEC Gross Profit is defined, for any fiscal period from and after the effective date, as the total consolidated gross profit for Safety and Ecology Holdings Corporation for such period plus depreciation and amortization expense included in the gross profit.

2)
Net Income is defined, for any fiscal period from and after the effective date, as the total consolidated pre-tax net income of the Company from continuing operations as publicly reported in the Company’s financial statements. Net income included all subsidiaries, corporate charges, and dividends from continuing operations. The percentage achieved is determined by comparing the actual pre-tax Net Income to the Board approved Net Income Target.

With respect to the two months beginning November 1, 2011 and ending December 31, 2011 (the “Short Year”), the respective SEC gross profit target, the Company’s pre-tax Net Income Target, and the performance compensation payable, were pro-rated for the two months of the Short Year.  As a result, for the Short Year, the SEC gross profit target was $3,083,333, and the Company’s pre-tax Net Income Target was $1,044,833.

Pursuant to Mr. Leichtweis’s Employment Agreement, if, during the term of the Employment Agreement and during the term of Mr. Leichtweis’ employment with the Company, the MIP is terminated for any reason or not renewed in substantially similar form, with certain adjustments, or if Mr. Leichtweis’ employment with the Company is terminated by the Company without cause, or if Mr. Leichtweis terminates his employment for good reason, and as a result of any such termination, the Employment Agreement and MIP are terminated, then Mr. Leichtweis will be entitled for each year during the remaining term of the Employment Agreement to a special bonus based on the terms of the MIP in effect as of the date of such termination, with certain exceptions; provided, the amount of special bonus payable to Mr. Leichtweis for any calendar year after such termination may not exceed $600,000.  No special bonus for any particular year shall be payable to Mr. Leichtweis if the gross profit performance target for SEC set forth in the MIP is not met for that particular year.

Index

2011 MIP Targets
As discussed above, 2011 MIPs approved for the CEO, CFO, COO, and the SEC President by the Compensation Committee award cash compensation based on achievement of performance targets which included Revenue, Net Income, and Administrative Expenses as approved by our Board.  The Revenue Target of $99,993,000 and the Administrative Expense Target of $10,947,000 set forth in the 2011 MIPs were based on our board approved 2011 budget.  In formulating the Net Income Target of $6,269,000 (which is pre-tax), the Board considered 2010 results, current economic conditions, forecasts for 2011 government (DOE) spending under continuing resolution, and the potential for significant spending cuts in the government (DOE) 2012 budget.  The Compensation Committee believed the Net Income Target set was likely to be achieved, but was not assured. With regard to the SEC Gross Profit Target of $18,500,000, such target was determined by the Compensation Committee as the financial performance level which merits incentive compensation for financial performance.

The following table sets forth the MIP compensation earned by the CEO, CFO, COO, and the SEC President in fiscal year 2011 under each MIP.  We anticipate paying the compensation earned under each of the MIPs by March 31, 2012:

CEO MIP:

	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	108%	$23,690
Net Income	208%	126,674
Health & Safety	121%-130%	25,664
Permit & License Violations	121%-130%	25,664
Unbilled Receivables	109%	—	(1)
Total Performance Compensation		$201,692

(1) Unbilled trade receivable balances older than 12/31/08 was reduced by $3,253,000 which was more than the budgeted amount of $2,987,000 from $3,318,000 as of 12/31/10 to $331,000; therefore, compensation for the four components shown above was not subject to reduction by 15%.

Index

CFO MIP:

	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Administrative	94%	$10,531
Net Income	208%	22,750
Accounting	100%	9,100
Accounts Receivable	100%	9,100
SOX Compliance	100%	9,100
Centralization & IT Objective	100%	27,300
Unbilled Receivables	109%	—
Total Performance Compensation		$87,881

 (1) Unbilled trade receivable balances older than 12/31/08 was reduced by $3,253,000 which was more than the budgeted amount of $2,987,000 from $3,318,000 as of 12/31/10 to $331,000; therefore, compensation for the six components shown above was not subject to reduction by 15%.

Index

COO MIP:

	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned (1)
Revenue	108%	$11,025
Net Income	208%	58,953
Health & Safety	121%-130%	11,944
Permit & License Violations	121%-130%	11,944
Unbilled Receivables	109%	—
Total Performance Compensation		$93,866

(1) Amount earned was pro-rated based on date of employment of July 1, 2011.

(2) Unbilled trade receivable balances older than 12/31/08 was reduced by $3,253,000 which was more than the budgeted amount of $2,987,000 from $3,318,000 as of 12/31/10 to $331,000; therefore, compensation for the four components shown above was not subject to reduction by 15%.

President of SEC MIP:

	Performance Target	MIP CEompensation
Target Objectives:	Threshold Achieved(1)	Earned (2)
SEC Gross Profit	10%	$—
Net Income	56%	—
Total Performance Compensation		$—

(1) Pursuant  to the  MIP, the SEC gross profit target and the pre-tax Net Income Target were pro-rated for the two months of the “Short Year” (See discussion of “Short Year” under the MIP above), which was $3,083,333 and $1,044,833, respectively.

(2) Performance compensation was pro-rated for the two months of the “Short Year” (November 1, 2011 to December 31, 2011).

Mr. Robert Schreiber-Schreiber, Yonley, & Associates (“SYA”)-Bonus Plan
Mr. Robert Schreiber, Jr., the President of our environmental engineering and regulatory compliance consulting services firm, SYA, is eligible to be awarded a bonus based on an allocation of a portion of a bonus pool applicable only to SYA employees.  The amount of the bonus pool is equal to 40% of the net income of SYA, minus 5% of SYA’s total revenues for 2011.  In 2011, the bonus pool was determined to be $0.  The Compensation Committee believes that this formula ties any bonus awarded to employees of SYA directly to SYA’s performance, rewards performance, and motivates the SYA employees to achieve our operational goals (although such formula is not linked to specific targets or benchmarks).  The Board delegated to our CEO the authority to determine what portion, if any, of the SYA bonus pool is allocated to Mr. Schreiber for his performance. Our CEO considered the following factors when reviewing Mr. Schreiber’s performance for the purpose of determining Mr. Schreiber’s bonus compensation as a portion of the SYA bonus pool:

•	SYA’s performance as a segment of our Company;

•	Effectiveness of Mr. Schreiber’s leadership;

•	Mr. Schreiber’s role and participation as a member of our executive management team; and

•	Our overall performance, based on a subjective analysis of our revenues and net income in the applicable business environment.

Index

The determination of Mr. Schreiber’s bonus is a subjective determination, with the maximum amount of such bonus being 100% of the SYA bonus pool.  In 2010 and 2009, Mr. Schreiber’s bonus represented 0% and 40%, respectively, of the SYA bonus pool.  Accordingly, Mr. Schreiber’s compensation is not based on objective metrics, but a subjective assessment of his performance, with the maximum amount of such bonus compensation defined by the Compensation Committee’s formula. Although the bonus pool was determined to be $0 in 2011, Mr. Schreiber received a $40,000 discretionary bonus as a result of his management of corporate matters and his contribution to the Company’s research and development program.

Long-Term Incentive Compensation

Employee Stock Option Plan
The 2004 Stock Option Plan (the “2004 Option Plan”) and 2010 Stock Option Plan (the “2010 Option Plan”) encourage participants to focus on long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in the Company. Stock options succeed by delivering value to the executive only when the value of our stock increases.  Both plans authorize the grant of Non-Qualified Stock Options (“NQSOs”) and Incentive Stock Options (“ISOs”) for the purchase of Common Stock.  Except as described below, the Company did not grant any other options to its employees in 2011.

The 2004 Option Plan and 2010 Option Plan assist the Company to:

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

On July 25, 2011, the Compensation Committee, with the approval of our Board of Directors, authorized the grant to our COO of ISOs from the 2010 Stock Option Plan for the purchase of up to 300,000 shares of our common stock.  The exercise price is $1.57 per share, which was the fair market value of our common stock on the grant date.  The ISOs have a term of six years and vest one-third each year over a three year period.

Upon the closing of the acquisition of SEC, we granted our SEC President NQSOs to purchase up to 250,000 shares of our common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, dated October 31, 2011.   The exercise price is $1.35 per share, which was the fair market value of our common stock on the grant date.  The option has a term of 10 years and vest one-fourth each year over a four-year period.

Pursuant to the 2004  Stock Option Plan and the 2010 Stock Option plan, vesting of option awards ceases upon termination of employment and exercise right of the vested option amount ceases upon three months from termination of employment except in the case of death or retirement (subject to a six month limitation), or disability (subject to a one year limitation).  Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

Index

Our 1993 Non-Qualified Stock Option Plan (“1993 Plan”) expired on September 13, 2003.  No new options are issued under this plan, but the options issued under the 1993 Plan prior to the expiration date will remain in effect until their respective dates.  Dr. Centofanti and Mr. Robert Schreiber, NEOs, each holds NQSOs to purchase up to 100,000 and 50,000 of the Company’s common stock, respectively, under the 1993 Plan, which will expire on February 27, 2013, if not exercised prior to the expiration date.

In the event of a “change of control” (as defined in the 1993 Non-Qualified Stock Option Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant. As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation expense is reduced at an estimated forfeiture rate.  Our estimated forfeiture rate is generally based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.    See impact of ASC 718 on our operating results in “Note 3 – Stock-Based Compensation” to “Notes to Consolidated Financial Statements.”

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years.  We have matched 25% of our employees’ contributions since inception of the Plan. In 2011, the Company contributed $432,000 in matching funds, of which approximately $16,476 was for our named executive officers (See the Summary Compensation Table in this section for information about our matching contributions to the named executive officers).  Our new employees from our acquisition of SEHC and its subsidiaries on October 31, 2011 were not eligible to participate in the Company’s 401(k) Plan until January 1, 2012.

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

Index

Consideration of Stockholder Say-On-Pay Advisory Vote.
At our annual meeting of stockholders held in August 2011, our stockholders voted, on a non-binding, advisory basis, on the compensation of our named executive officers for 2010.  A substantial majority (more than 97%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our named officers for 2010 on a non-binding, advisory basis.  The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation, and, accordingly, the Compensation Committee did not materially change its approach to executive compensation in 2011 in connection with the say-on-pay proposal.  The Compensation Committee expects to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our named executive officers.  We will hold an advisory vote on the compensation of named executive officers at our 2012 annual meeting of stockholders.

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

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Joe Reeder
Dr. Charles E. Young

Index

Summary Compensation
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2011, 2010, and 2009.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation		All other Compensation	Total Compensation
		($)	($) (4)	($) (5)	($) (6)		($) (8)	($)

Dr. Louis Centofanti	2011	263,218	—	—	201,692	(7)	13,125	478,035
Chairman of the Board,	2010	263,218	—	—	16,780		13,125	293,123
President and Chief	2009	253,094	—	—	145,575		10,217	408,886
Executive Officer

Ben Naccarato (¹)	2011	208,000	—	—	87,881	(7)	13,125	309,006
Vice President and Chief	2010	207,996	—	—	8,951		13,125	230,072
Financial Officer	2009	196,110	—	59,475	57,963		8,492	322,040

Jim Blankenhorn (2)	2011	122,500	25,000	265,721	93,866	(7)	24,601	531,688
Vice President and Chief
Operating Officer

Robert Schreiber, Jr.	2011	199,140	40,000	—	—		14,503	253,643
President of SYA	2010	197,685	1,000	—	—		18,023	216,708
	2009	191,894	69,130	—	—		8,400	269,424

Christopher Leichtweis (3)	2011	54,000	—	184,305	—	(7)	—	238,305
Senior Vice President and
President of SEC

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

(2)
Appointed as the Company’s Chief Operating Officer by the Company’s Board of Directors on February 18, 2011. Mr. Blankenhorn’s employment with the Company became effective on June 1, 2011; however, his actual date of employment was July 1, 2011 as he took a personal leave of absence through June 30, 2011.

(3)
Named as Senior Vice President of the Company and President of SEC on October 31, 2011 upon the Company’s acquisition of SEHC and its subsidiaries on October 31, 2011 from Homeland Security Capital Corporation (“Homeland”). Mr. Leichtweis was a former officer and director of Homeland.

(4)
The $1,000 earned by Mr. Schreiber for 2010 represents a bonus paid to him for 25 years of service with the Company.  Amounts earned by Mr. Schreiber for 2009 represents an allocation of a portion of bonus pool applicable to SYA employees.  The portion of bonus allocated to Mr. Schreiber is approved by our Chief Executive Officer. The bonus pool for 2011 was $0; however, Mr. Schreiber received a $40,000 discretionary bonus in 2011 approved by our Chief Executive Officer resulting from Mr. Schreiber’s management of corporate matters and his contribution to the Company’s research and development program.  See “Mr. Robert Schreiber-Schreiber, Yonley & Associates (“SYA”) - Bonus Plan” in the “Compensation and Discussion Analysis” for further information regarding this bonus plan.  See footnotes (6) and (7) for bonus earned by the named executive officers under the Company’s MIP.  The $25,000 bonus earned by Mr. Blankenhorn represents a sign on bonus upon employment as the Company’s Chief Operating Officer.

Index

(5)
This amount reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation”, excluding the effect of forfeitures.  No options were granted to any employees and the other named executives in 2011 with the exception of Mr. Leichtweis and Mr. Blankenhorn.

(6)	Represents performance compensation earned under the Company’s MIP. The MIP is described under the heading “Management Incentive Plan.”

(7)
Represents 2011 performance compensation earned in 2011 under the Company’s MIP.  Amount to be paid by first quarter of 2012.  MIP earned by Jim Blankenhorn and Christopher Leichtweis were pro-rated based on date of employment of July 1, 2011 and November 1, 2011 (effective date of MIP), respectively.

(8)
The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and our 401(k) matching contribution, where applicable.  In addition, amount also includes gross up of the $25,000 sign on bonus paid to our Chief Operating Officer, Mr. Blankenhorn (see footnote (4) above).

Name	401(k) match	Auto Allowance or Company Car	Other	Total
Dr. Louis Centofanti	$4,125	$9,000	$—	$13,125
Ben Naccarato	$4,125	$9,000	$—	$13,125
Jim Blankenhorn	$2,726	$4,154	$17,720	$24,601
Robert Schreiber, Jr.	$5,500	$9,003	$—	$14,503
Christopher Leichtweis	$—	$—	$—	$—

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis in this section and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan and 2010 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
							Options	Awards	Awards
Name	Grant Date	Threshold $	Target $		Maximum $		(#)	($/Sh)	($)
Dr. Louis Centofanti	N/A	—	131,609	(1)	230,316	(1)	—	—

Ben Naccarato	N/A	—	52,000	(1)	91,000	(1)	—	—

Jim Blankenhorn	N/A	—	61,250	(1)	107,187	(1)	—	—
	7/25/2011	—	—				300,000	1.57	265,721	(3)

Robert Schreiber, Jr.	N/A	—	—				—	—	—

Christopher Leichtweis	N/A	—	100,000	(2)	120,000	(2)	—	—
	10/31/2011	—	—				250,000	1.35	184,305	(3)

(1)
The amount shown in “Target” reflects the minimum payment level under the Company’s MIP for the NEO which is paid with the achievement of 85% to 100% of the target amount. The amount shown in “Maximum” reflects the maximum payment level of reaching 161% of the target amount. These amounts are based on the individual’s current salary and position.  The “Target” and “Maximum” amounts noted for Mr. Jim Blankenhorn was pro-rated based on date of employment, which was July 1, 2011.

(2)
The amount shown in “Target” reflects the minimum payment level under the MIP approved on October 31, 2011 (which became effective November 1, 2011), which is paid with the achievement of 85% to 100% of the Net Income target and 100% or greater of the SEC Gross Profit target.  The “Maximum” reflects the maximum payment level of reaching 150% or more of the Net Income target and 100% or greater of the SEC Gross Profit target.  The Target and Maximum amounts were pro-rated for the “Short Year” (effective November 1, 2011 to December 31, 2011) for 2011 pursuant to the MIP (see “SEC President MIP” in “Management Incentive Plans” for further discussion of Chris Leichtweis’s MIP.

(3)
Calculated using the fair value of approximately $.886 and $.737 per share as determined on the date of grant in accordance with ASC 718, “Compensation – Stock Compensation” for options granted to Jim Blankenhorn and Christopher Leichtweis, respectively.

Index

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	100,000	—		—	2.19	2/27/2013
	100,000	—		—	1.86	3/2/2012
	150,000	—		—	2.28	8/5/2014

Ben Naccarato	20,000	—		—	1.44	10/28/2014
	5,000	—		—	1.86	3/2/2012
	40,000	—		—	2.28	8/5/2014
	50,000	25,000	(2)		1.42	2/26/2015

Jim Blankenhorn	—	300,000	(3)	—	1.57	7/25/2017

Robert Schreiber, Jr.	50,000	—		—	2.19	2/27/2013
	25,000	—		—	1.86	3/2/2012
	25,000	—		—	2.28	8/5/2014

Christopher Leichtweis	—	250,000	(4)	—	1.35	10/31/2021

(1)
In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on February 26, 2009 under the Company’s 2004 Stock Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(3)	Incentive stock option granted on July 25, 2011 under the Company’s 2010 Stock Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(4)
Non-qualified stock option granted on October 31, 2011, pursuant to a Non-Qualified Stock Option Agreement, dated October 31, 2011.  The option is for a ten year term and vests over a four year period, at one fourth increments per year.

None of the Company’s NEOs exercised options during 2011.

Index

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2011, we provided the following annual compensation to directors who are not employees:

•
on the date of our 2011 Annual Meeting, each of our five continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   Our one newly elected non-employee director was awarded options to purchase 30,000 shares of our Common Stock.  The grant date fair value of each option award received by our non-employee directors was $0.94 per share, based on the date of grant, pursuant to ASC 718, “Compensation – Stock Compensation”;

•	a quarterly director fee of $6,500;
•	an additional quarterly fee of $1,000 to our Research and Development Chair (a newly formed committee on August 24, 2011);
•	an additional quarterly fee of $5,500 to our Audit Committee Chair; and
•	a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance.

Each director may elect to have 65% or 100% of such fees payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards for the year ended December 31, 2011.  The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation
Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Mark Zwecker	18,900	46,800	11,280	—	—	—	76,980
Jon Colin (5)	—	27,181	—	—	—	—	27,181
Robert L. Ferguson (4)	4,585	11,352	28,200	—	—	—	44,137
Jack Lahav	—	42,000	11,280	—	—	—	53,280
Joe R. Reeder	10,500	26,001	11,280	—	—	—	47,781
Charles E. Young	11,200	27,734	11,280	—	—	—	50,214
Larry M. Shelton	11,200	27,734	11,280	—	—	—	50,214

(1)
Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock.  The amounts set forth above represent the portion of the director’s fees paid in cash and excludes the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which value is included under “Stock Awards.”

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

(3)
Options granted under the Company’s 2003 Outside Director Plan resulting from re-election and election to the Board of Directors on August 24, 2011.  Options are for a 10 year period with an exercise price of $1.41 per share and are fully vested in six months from grant date.  The value of the option award for each outside director is calculated based on the fair value of the option per share ($0.94) on the date of grant times the number of options granted, which was 12,000 for each director with the exception of 30,000 for Robert L. Ferguson and none for Mr. Jon Colin, pursuant to ASC 718, “Compensation – Stock Compensation.”  The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2011:

Index

Options outstanding as of
Name	December 31, 2011
Mark Zwecker	113,000
Jon Colin (5)	101,000
Robert L. Ferguson	84,000
Jack Lahav	113,000
Joe R. Reeder	123,000
Charles E. Young	126,000
Larry M. Shelton	90,000

(4)	Elected as a Board member at the Company’s 2011 Annual Meeting of Stockholders held on August 24, 2011.

(5)	Elected not to stand for re-election at the Company’s 2011 Annual Meeting of Stockholders held on August 24, 2011.

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 756,000 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan, of which 66,000 were vested as of December 31, 2011.

We periodically review compensation paid to our outside directors against compensation paid by our Peer Group (see companies comprising the Peer Group in “Item 11 – Executive Compensation – The Committee’s Process – Peer Group Assessment”) to their outside directors to insure that our outside directors are adequately compensated.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock.  The shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.  In 2011, the fees earned by our outside directors totaled approximately $265,000.  Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting.  As a management director, Dr. Centofanti is not eligible to participate in the 2003 Directors Plan. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company.  See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of December 31, 2011, we have issued 944,189 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

In the event of a “change of control” (as defined in the 2003 Outside Directors Stock Plan), each outstanding stock option and stock award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2011, the Compensation and Stock Option Committee of our Board of Directors was composed of Jack Lahav (Chairperson), Jon Colin (who did not stand for re-election at our Annual Meeting of Shareholders on August 24, 2011), Joe Reeder, and Dr. Charles E. Young.  None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable Securities and Exchange Commission regulations.

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of February 29, 2012, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	8,764,700	15.63%
Rutabaga Capital Management (3)	Common	3,794,027	6.77%

(1)  The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 56,062,919 shares of Common Stock outstanding (excludes 38,210 shares held in treasury) on February 29, 2012, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (the “Commission”) on February 10, 2012, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 8,257,600 of such shares and shares dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(3) This information is based on the Schedule 13G/A, filed with the Commission on February 10, 2012, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 3,233,394 shares and shared voting power over 560,633 shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA  02109.

Capital Bank represented to us that:
•	As of February 29, 2012, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 6,817,261 shares of our Common Stock.;
•
All of our shares of Common Stock held in the name of Capital Bank, as agent of and nominee for its investors, that were acquired directly from us in private placement transactions, or as a result of conversions of our preferred stock or exercise of our warrants (collectively, “Private Placement Transactions”), and all of our shares acquired in Private Placement Transactions by Capital Bank were acquired for and on behalf of accredited investors;

•	During 2011 and the first two months of 2012, it acquired, as agent for and nominee of, certain of its investors, shares of our Common Stock in open market transactions (“Open Market Transactions”);
•
None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, as far as stocks held in accounts with Capital Bank, none of Capital Bank’s investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of dispositive or investment of such stock;

•	Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors;
•	Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors;
•
Capital Bank believes that it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank; and

•
Capital Bank is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank’s name because (a) Capital Bank holds the Common Stock as a nominee only, (b) Capital Bank has neither voting nor investment power over such shares, and (c) Capital Bank has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board of Directors.

Index

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities.  If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 29, 2012.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership		Percent Of Class (1)
Capital Bank Grawe Gruppe (2)	Common	6,817,261	(2)	12.16%

(1)  This calculation is based upon 56,062,919 shares of Common Stock outstanding on February 29, 2012 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of February 29, 2012, by each of our Directors and NEOs and by all of our directors and executive officers as a group.  Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.  A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner (2)	Number of Shares of Common Stock		Percentage of Common Stock (1)
Dr. Louis F. Centofanti (3)	1,302,024	(3)	2.31%
Jack Lahav (4)	927,307	(4)	1.65%
Joe R. Reeder (5)	916,340	(5)	1.63%
Larry M. Shelton (6)	168,718	(6)	*
Dr. Charles E. Young (7)	200,576	(7)	*
Mark A. Zwecker (8)	492,995	(8)	*
Robert L. Ferguson (9)	472,924	(9)	*
Robert Schreiber, Jr. (10)	205,292	(10)	*
Ben Naccarato (11)	140,000	(11)	*
Christopher Leichtweis (12)	747,112	(12)	1.33%
James Blankenhorn	-		0.00%
Directors and Executive Officers as a Group (11 persons)	5,573,288	(13)	9.71%

*Indicates beneficial ownership of less than one percent (1%).

Index

(1)  See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)  These shares include (i) 638,024 shares held of record by Dr. Centofanti, (ii) options to purchase 350,000 shares, which are immediately exercisable, and (iii) 314,000 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 814,307 shares of Common Stock held of record by Mr. Lahav, and (ii) options to purchase 113,000 shares of Common Stock, which are immediately exercisable.

(5)  Mr. Reeder has sole voting and investment power over these shares which include: (i) 777,090 shares of Common Stock held of record by Mr. Reeder, (ii) options to purchase 123,000 shares, which are immediately exercisable, and (iii) 16,250 shares held in a custodian account for Mr. Reeder’s grandchildren.

(6) Mr. Shelton has sole voting and investment power over these shares which include: (i) 78,718 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 90,000 shares, which are immediately exercisable.

(7)  Dr. Young has sole voting and investment power over these shares which include: (i) 74,576 shares held of record by Dr. Young; and (ii) options to purchase 126,000 shares, which are immediately exercisable.

(8) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 379,995 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 113,000 shares, which are immediately exercisable.

(9)  Mr. Ferguson has sole voting and investment power over these shares which include: (i) 270,360 shares of Common Stock held of record by Mr. Ferguson, (ii) 27,046 shares held in Mr. Ferguson’s individual retirement account, (iii) 24,018 shares held by Ferguson Financial Group LLC (“FFG LLC”), of which Mr. Ferguson is the manager, (iv) options to purchase 84,000 shares, which are immediately exercisable, and (v) a warrant to purchase 67,500 shares, which are immediately exercisable.

(10) Mr. Schreiber has joint voting and investment power, with his spouse, over 105,292 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 100,000 shares, which are immediately exercisable.

(11) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 140,000 shares, which are immediately exercisable.

(12)Mr. Leichtweis has sole voting and investment power over these shares of Common Stock held of record by Mr. Leichtweis.

(13)Amount includes 1,239,000 options, which are immediately exercisable to purchase 1,239,000 shares of Common Stock, and a warrant which is immediately exercisable to purchase up to 67,500 shares of Common Stock.

Index

Equity Compensation Plans
The following table sets forth information as of December 31, 2011, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	2,789,833	$2.03	1,254,143
Equity compensation plans not Approved by stockholders (1)	250,000	$1.35	—
Total	3,039,833	$1.98	1,254,143

(1) These shares are issuable pursuant to options granted to Mr. Christopher Leichtweis pursuant to a Non-Qualified Stock Option Agreement dated October 31, 2011.  Mr. Leichtweis was named as Senior Vice President of the Company and President of SEC on October 31, 2011 upon the Company’s acquisition of SEHC and its subsidiaries on October 31, 2011 from Homeland Security Capital Corporation (“Homeland”).  Mr. Leichtweis was a former officer and director of Homeland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions
Our Audit Committee Charter provides for the review of any related party transactions, other than transactions involving an employment relationship with the Company, which are reviewed by the Compensation and Stock Option Committee.  Although the Company does not have written policies for the review of related party transactions, the Audit Committee reviews transactions between the Company and its directors, executive officers, and their respective immediate family members.  In approving or rejecting a proposed transaction, the Audit Committee takes into account, among other factors it deems appropriate: (1) the extent of the related person’s interest in the transaction; (2) whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances; (3) the cost and benefit to the Company; (4) the impact or potential impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (5) the availability of other sources for comparable products or services; (5) the terms of the transaction; and (6) the risks to the Company.  Related party transactions are reviewed at Audit Committee Meetings (which is held at least quarterly) prior to the consummation of the transaction.  With respect to a related party transaction arising between Audit Committee meetings, the Chief Financial Officer may present it to the Audit Committee Chairman, who will review and may approve the related party transaction subject to ratification by the Audit Committee at the next scheduled meeting.  Our Audit Committee shall approve only those transactions that, in light of known circumstances, are not inconsistent with the Company’s best interest.

Related Party Transactions
Mr. Robert Schreiber, Jr.
During March 2011, we entered into a new lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The new lease is for a term of five years starting June 1, 2011.  The new lease replaced the prior five- year lease with Lawrence Properties LLC, which expired on May 31, 2011.  Under the new lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Index

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2011 of approximately $173,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently was elected as a director at our Annual Meeting of Stockholders.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.

Pursuant to the terms of the Merger Agreement, as consideration for the acquisition of PFNW and PFNWR by the Company, Mr. Ferguson (or entities controlled by him):

(a)	received a total of $224,560 cash and 192,783 shares of our Common Stock in July 2007; and

(b)
is entitled to receive 21.29% of an aggregate earn-out amount of $4,552,000, based on the annual  revenues of our nuclear business (as defined) over the four year period ended on June 30, 2011. The aggregate earn-out amount was paid as follows:

(i)	an aggregate $2,574,000 in earn-out amount was paid in cash; and

(ii)
we issued a promissory note, dated September 28, 2010, in the principle amount of $1,322,000, which provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010.

The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately $656,000 in Offset Amount, which represents potential indemnification obligations (as defined by the Merger Agreement) which may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.

Mr. Ferguson acquired from Mr. William Lampson one-half of a Warrant (the “Lampson Warrant”) for the purchase up to 135,000 of the Company’s Common Stock at $1.50 per share.   We originally issued the Lampson Warrant to Mr. Lampson as consideration for a loan in the principal amount of $3,000,000 on May 8, 2009 from Mr. Lampson and Mr. Diehl Rettig. The terms of the loan were amended on April 18, 2011, to provide that the remaining principal balance of $990,000 is payable in 12 monthly principal payments plus accrued interest starting May 8, 2011.  In connection with the loan amendment, the expiration date of the Lampson Warrant was extended one year to May 8, 2012.  As a result of the acquisition of one-half of the Lampson Warrant by Mr. Ferguson, Mr. Ferguson and Mr. Lampson each hold a Warrant for the purchase of up to 67,500 shares of Common Stock at $1.50 per share and with an expiration date of May 8, 2012.

Index

Christopher Leichtweis
The Company is obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee. Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis, who was named as a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.

Under an agreement of indemnity, SEC, Leichtweis and his spouse, jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The indemnification agreement provided by SEC to Leichtweis also provides for compensating Leichtweis at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).

Upon the closing of the acquisition of SEHC and its subsidiaries by the Company from Homeland on October 31, 2011, certain security holders of Homeland (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to Homeland for the acquisition of SEHC.

Employment Agreements
We have an employment agreement with each of Dr. Centofanti (our President and Chief Executive Officer), Ben Naccarato (our Chief Financial Officer), James Blankenhorn (our Chief Operating Officer) and Christopher Leichtweis (our Senior Vice President and President of SEC).  Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements.  In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but not yet paid, plus an amount equal to one year’s base salary at the time of termination.  In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our common stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable.

ITEM 14.	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO USA, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2011 and 2010, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $602,000 and $433,000, respectively.  Audit fees for 2011 and 2010 include approximately $105,000 and $120,000, respectively, in fees related to the audit of internal control over financial reporting.

Index

Audit-Related Fees
The aggregate fees and expenses billed by BDO for audit-related services for the fiscal years ended December 31, 2011 and 2010 totaled $43,000 and $24,000, respectively.  Fees for 2011 and 2010 included consulting on various accounting and reporting matters and audit of the Company’s 401(K) Plan.

Tax Services
BDO was engaged to provide tax services to the Company for the fiscal years ended December 31, 2011 and 2010, resulting in fees totaling approximately $35,000 and $53,000, respectively.

The Audit Committee of the Company's Board of Directors has considered whether BDO’s provision of the services described above for the fiscal years ended December 31, 2011 and 2010 is compatible with maintaining its independence.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 15, 2012
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	March 15, 2012
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 15, 2012
Dr. Louis F. Centofanti, Director

By	/s/ Robert L. Ferguson	Date	March 15, 2012
Robert L. Ferguson, Director

By	/s/ Jack Lahav	Date	March 15, 2012
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 15, 2012
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 15, 2012
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 15, 2012
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 15, 2012
Mark A. Zwecker, Director

Index

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010, and 2009
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other		Additions Due to Acquisition		Deductions		Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts-continuing operations	$215		$83		$47		$117	$228
Allowance for doubtful accounts-discontinued opertions	$97		$175	$	─		$224	$48
Allowance for deferred tax assets	$11,944	$	─		$503		$5,087	$7,360

Year ended December 31, 2010:
Allowance for doubtful accounts-continuing operations	$226		$59	$	─		$70	$215
Allowance for doubtful accounts-discontinued opertions	$70		$75	$	─		$48	$97
Allowance for deferred tax assets	$10,339		$1,917	$	─		$312	$11,944

Year ended December 31, 2009:
Allowance for doubtful accounts-continuing operations	$272		$343	$	─		$389	$226
Allowance for doubtful accounts-discontinued opertions	$61		$9	$	─	$	─	$70
Allowance for deferred tax assets	$14,130	$	─	$	─		$3,791	$10,339

Index

EXHIBIT INDEX

Exhibit No.	Description

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

2.3
Stock Purchase Agreement by and between Triumvirate Environmental, Inc., and Perma-Fix Environmental Services, Inc., dated June 13, 2011, which is incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011.  The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.4
Stock Purchase Agreement dated July 15, 2011, by and among Perma-Fix Environmental Services, Inc., Homeland Security Capital Corporation, and Safety and Ecology Holdings Corporation, which is incorporated by references from Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2011.

2.5
Asset Purchase Agreement by and among Triumvirate Environmental, Inc., Triumvirate Environmental (Florida), Inc. and Perma-Fix Environmental Services, Inc., and Perma-Fix of Orlando, Inc., dated August 12, 2011 which was filed as Exhibit 99.1 to the Company’s 8-K filed on August 17, 2011 and incorporated herein by reference..

2.6
Escrow Agreement, dated October 31, 2011, between the Company, Homeland Security Capital Corporation, and Suntrust Bank, which was filed as Exhibit 2.3 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

2.7
Letter Agreement (Net Working Capital Adjustments), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.4 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

2.8
Letter Agreement (Escrow), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.5 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

2.9
Letter Agreement (Note Prepayment), dated October 31, 2011, between the Company, Safety & Ecology Holdings Corporation and Homeland Security Capital Corporation, which was filed as Exhibit 2.6 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

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

4.3
Letter Agreement dated September 29, 2008, between the Company and Continental Stock Transfer & Trust Company, as incorporated by reference from Exhibit 4.3 to the Company’s Form 8-A/A filed on October 2, 2008.

4.4
Loan and Securities Purchase Agreement, dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q filed on May 11, 2009.

Index

4.5
Promissory Note dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.2 to the Company Form 10-Q filed on May 11, 2009.

4.6	Common Stock Purchase Warrant, dated May 8, 2009, for William N. Lampson, as incorporated by reference from Exhibit 4.3 to the Company Form 10-Q filed on May 11, 2009.
4.7	Common Stock Purchase Warrant, dated May 8, 2009, for Diehl Rettig, as incorporated by reference from Exhibit 4.4 to the Company Form 10-Q filed on May 11, 2009.
4.8
First Amendment to Loan and Securities Purchase Agreement, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., William N. Lampson, and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on April 22, 2011.

4.9
First Amendment to Promissory Note, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., William N. Lampson, and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased, as incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on April 22, 2011.

4.10
First Amendment to Common Stock Purchase Warrant, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., and William N. Lampson, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2011.

4.11
First Amendment to Common Stock Purchase Warrant, dated April 18, 2011, between Perma-Fix Environmental Services, Inc., and Anne Rettig, the fully appointed and acting Personal Representative of the Estate of Diehl Rettig, Deceased, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2011.

4.12
Non-negotiable Promissory Note issued by Perma-Fix Environmental Services, Inc., to Homeland Security Capital Corporation, dated October 31, 2011, which was filed as Exhibit 2.2 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

4.13
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

10.12
Subcontract between CH2M Hill Plateau Remediation Company, Inc. (“CHPRC”) and East Tennessee Materials & Energy Corporation, dated May 27, 2008., as incorporated by reference from Exhibit 10.4 to the company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

Index

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

10.15	2009 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on May 7, 2009.
10.16	2009 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2009.
10.17	2009 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2009.
10.18
Employment Agreement dated May 6, 2009 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2009.

10.19
Employment Agreement dated May 6, 2009 between Larry McNamara, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on May 7, 2009.

10.20
Employment Agreement dated May 6, 2009 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on May 7, 2009.

10.21
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

10.22
2010 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2010.

10.23	2010 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2010.
10.24
Earn-Out Promissory Note, dated September 28, 2010, between the Company and Nuvotrust Northwest Liquidation Trust, as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for quarter ended September 30, 2010, filed on November 5, 2010.

10.25	2010 Stock Option Plan of the Company as incorporated by reference from “Appendix A” to the Company's 2010 Proxy Statement dated August 20, 2010.
10.26
Offer letter for position of COO dated February 18, 2011 from the Company to Mr. James A. Blankenhorn, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K, filed on February 22, 2011.

10.27	2011 Incentive Compensation Plan for President and Chief Executive Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2011.

Index

10.28
2011 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 23, 2011.

10.29
2011 Incentive Compensation Plan for Vice President, Chief  Operating Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on March 23, 2011.

10.30
Employment Agreement dated August 24, 2011 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 30, 2011.

10.31
Employment Agreement dated August 24, 2011 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on August 30, 2011.

10.32
Employment Agreement dated August 24, 2011 between Jim Blankenhorn, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on August 30, 2011

10.33
Employment Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.1 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.34	Management Incentive Plan for Christopher Leichtweis, dated November 1, 2011, which was filed as Exhibit 99.3 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.
10.35
Non-Qualified Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.2 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.36
Indemnification Agreement, dated February 21,2011, between Safety and Ecology Holdings Corporation, Safety and Ecology Corporation, Inc., and Christopher P. Leichtweis and Myra Leichtweis, which was filed as Exhibit 99.5 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.37
Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc., and Mr. Jim Blankenhorn, which was filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

10.38
Contract and Amendements entered into between Safety and Ecology Corporation and U.S. Department of Energy (Oak Ridge) dated March 30, 2010.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.  THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSE OF SUCH REQUEST.

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
_____________________________
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