Form 10-Q
period 2012-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2012-05-10
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 2, 2012
Common Stock, $.001 Par Value	56,094,975
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

Page No.

PART I	FINANCIAL INFORMATION

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45

Index

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Amount in Thousands, Except for Share and per Share Amounts)	2012	2011

ASSETS
Current assets:
Cash	$2,697	$12,055
Restricted cash	35	1,535
Accounts receivable, net of allowance for doubtful accounts of $304 and $228, respectively	20,419	19,106
Unbilled receivables - current	11,732	9,871
Retainage receivable	1,015	912
Inventories	479	573
Prepaid and other assets	3,984	4,604
Deferred tax assets - current	2,954	2,426
Current assets related to discontinued operations	744	693
Total current assets	44,059	51,775

Property and equipment:
Buildings and land	26,026	26,026
Equipment	34,414	34,283
Vehicles	823	818
Leasehold improvements	11,529	11,529
Office furniture and equipment	2,120	2,081
Construction-in-progress	795	764
	75,707	75,501
Less accumulated depreciation and amortization	(36,885)	(35,666)
Net property and equipment	38,822	39,835

Property and equipment related to discontinued operations	1,614	1,650

Intangibles and other long term assets:
Permits	16,841	16,854
Goodwill	27,385	27,063
Other intangible assets - net	4,019	4,258
Unbilled receivables – non-current	233	424
Finite risk sinking fund	21,246	19,354
Deferred tax asset, net of liabilities	1,295	1,295
Other assets	1,660	1,595
Total assets	$157,174	$164,103

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
(Amount in Thousands, Except for Share and per Share Amounts)	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,078	$13,117
Accrued expenses	8,647	9,533
Disposal/transportation accrual	2,141	1,957
Unearned revenue	3,333	6,260
Billing in excess of costs and estimated earning	2,512	3,226
Current liabilities related to discontinued operations	1,974	2,197
Current portion of long-term debt	3,709	3,936
Total current liabilities	34,394	40,226

Accrued closure costs	11,982	11,937
Other long-term liabilities	974	610
Deferred tax liability	27	¾
Long-term liabilities related to discontinued operations	2,024	1,775
Long-term debt, less current portion	14,092	15,007
Total long-term liabilities	29,099	29,329

Total liabilities	63,493	69,555

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,56,101,129 and 56,068,248 shares issued, respectively; 56,062,919 and 56,030,038 shares outstanding, respectively	56	56
Additional paid-in capital	102,526	102,411
Accumulated deficit	(10,555)	(9,505)
Accumulated other comprehensive income (loss)	9	(3)
Less Common Stock in treasury at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	91,948	92,871
Noncontrolling interest	448	392
Total stockholders' equity	92,396	93,263

Total liabilities and stockholders' equity	$157,174	$164,103

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011

Net revenues	$38,073	$23,615
Cost of goods sold	33,772	20,585
Gross profit	4,301	3,030

Selling, general and administrative expenses	5,038	3,372
Research and development	364	266
Loss from operations	(1,101)	(608)

Other income (expense):
Interest income	15	13
Interest expense	(221)	(176)
Interest expense-financing fees	(34)	(102)
Loss from continuing operations before taxes	(1,341)	(873)
Income tax benefit	(485)	(340)
Loss from continuing operations, net of taxes	(856)	(533)

(Loss) income from discontinued operations, net of taxes	(138)	212
Net loss	(994)	(321)

Less: net income attributable to noncontrolling interest	56	―

Net loss attributable to Perma-Fix Environmental Services, Inc.common stockholders	$(1,050)	$(321)

Net (loss) income per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - basic:

Continuing operations	$(.02)	$(.01)
Discontinued operations	―	―
Net (loss) income per common share	$(.02)	$(.01)

Net (loss) income per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - diluted:

Continuing operations	$(.02)	$(.01)
Discontinued operations	―	―
Net (loss) income per common share	$(.02)	$(.01)

Number of common shares used in computing net (loss) income per share:
Basic	56,062	55,100
Diluted	56,062	55,100

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2012	2011

Net loss	$(994)	$(321)
Other comprehensive income:
Foreign currency translation gain	12	―
Total other comprehensive income	12	―

Comprehensive loss	(982)	(321)
Comprehensive income attributable to non-controlling interest	56	―
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(1,038)	$(321)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(994)	$(321)
Less: (loss) income from discontinued operations	(138)	212

Loss from continuing operations	(856)	(533)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,608	1,156
Amortization of debt discount	10	83
Amortization of fair value of customer contracts	(853)	―
Deferred tax (benefit) expense	(555)	(220)
Provision (benefit) for bad debt and other reserves	42	(28)
Foreign exchange gain	12	―
Issuance of common stock for services	51	54
Stock-based compensation	64	116
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(1,460)	(5,043)
Unbilled receivables	(1,670)	583
Prepaid expenses, inventories and other assets	(137)	112
Accounts payable, accrued expenses and unearned revenue	(4,234)	2,958
Cash used in continuing operations	(7,978)	(762)
Cash used in discontinued operations	(187)	(61)
Cash used in operating activities	(8,165)	(823)

Cash flows from investing activities:
Purchases of property and equipment, net	(206)	(717)
Change in restricted cash, net	1,500	―
Payment to finite risk sinking fund	(1,892)	(1,892)
Cash used in investing activities of continuing operations	(598)	(2,609)
Cash used in investing activities of discontinued operations	―	(21)
Cash used in investing activities	(598)	(2,630)

Cash flows from financing activities:
Net borrowing of revolving credit	―	3,371
Principal repayments of long term debt	(1,152)	(649)
Proceeds from finite risk financing	565	685
Cash (used in) provided by financing activities of continuing operations	(587)	3,407
Principal repayments of long term debt for discontinued operations	(8)	(27)
Cash (used in) provided by financing activities	(595)	3,380

Decrease in cash	(9,358)	(73)
Cash at beginning of period	12,055	101
Cash at end of period	$2,697	$28

Supplemental disclosure:
Interest paid	$219	$163
Income taxes paid	470	27

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
(Unaudited, for the three months ended March 31, 2012)

	Common Stock		Additional	Common	Accumulated Other	Noncontolling		Total
	Shares	Amount	Paid-In Capital	Stock Held In Treasury	Comprehensive (Loss) Income	Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2011	56,068,248	$56	$102,411	$(88)	$(3)	$392	$(9,505)	$93,263

Net income (loss)	¾	¾	¾	¾	¾	56	(1,050)	(994)
Foreign currency adjustment	¾	¾	¾	¾	12	¾	¾	12
Issuance of Common Stock for services	32,881	¾	51	¾	¾	¾	¾	51
Stock-Based Compensation	¾	¾	64	¾	¾	¾	¾	64
Balance at March 31, 2012	56,101,129	$56	$102,526	$(88)	$9	$448	$(10,555)	$92,396

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements

March 31, 2012
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012.

We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  ASU 2011-04 did not have a material effect on our financial position, results of operations, or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, and in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income".  Both ASUs amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Both ASUs were effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  These ASUs changed our financial statement presentation of comprehensive income but did not impact our net income, financial position, or cash flows. Upon adoption on January 1, 2012, we elected to present comprehensive income in two separate but consecutive statements as part of the condensed financial statements included in this Quarterly Report on Form 10-Q.

Index

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” that gives companies the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  ASU No. 2011-08 did not have a material effect on our financial position, results of operations, or cash flow.

3.	Business Acquisition

On October 31, 2011, we completed the acquisition of all of the issued and outstanding shares of capital stock of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“Safety & Ecology”), SEC Federal Services Corporation, Safety and Ecology Corporation Limited (“SECL” – a United Kingdom operation) and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (collectively, “SEC”) pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC.  SEC is an international provider of environmental, hazardous and radiological remediation infrastructure upgrades and nuclear energy services.  SEC provides remediation of nuclear materials for the U.S. government and other commercial customers.  We acquired SEC for a total consideration of approximately $17,885,000 determined as follows:

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

Index

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

The acquisition was accounted for using the purchase method of accounting, in accordance with FASB ASC 805 – “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair values of assets acquired and liabilities assumed as of October 31, 2011.  The excess of the cost of the acquisition over the estimated fair values of the net tangible assets and intangible assets on the acquisition date, which amounted to $11,215,000 (of which $322,000 was recorded during the first quarter of 2012), was allocated to goodwill which is not amortized but subject to an annual impairment test.  The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such the estimated purchase price allocation is preliminary and subject to further revision.  The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed as of March 31, 2012:

(Amounts in thousands)

Current assets	$22,174
Property, plant and equipment	2,135
Intangible assets	4,084
Goodwill	11,215
Total assets acquired	39,608
Current liabilities	(15,797)
Customer contracts	(3,465)
Non-current liabilities	(2,091)
Total liabilities acquired	(21,353)
Non Controlling Interest	(370)
Total consideration	$17,885

Index

The following table summarizes the preliminary components of tangible assets acquired:

		Weighted
		Average
	Preliminary	Estimated
(Amounts in thousands)	Fair Value	Useful Life

Vehicles	$583	5.0 years
Lab equipment	1,235	7.0 years
Office furniture and equipment	317	4.0 years
Total tangible assets	$2,135

The results of operations of SEC have been included in the Company’s consolidated financial statements from the date of the closing of the acquisition, which was October 31, 2011.  SEC contributed revenues of approximately $18,602,000 and net loss of $1,264,000 for the three months ended March 31, 2012.  The Company has incurred $632,000 in acquisition-related costs, of which approximately $20,000 was incurred in the first quarter of 2012.  These costs are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The following unaudited pro forma financial information presents the combined results of operations of combining SEC and Perma Fix as though the acquisition had occurred as of the beginning of the periods presented below, which is January 1, 2011.  The pro forma financial information does not necessarily represent the results of operations that would have occurred had SEC and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results.   As the acquisition was a stock transaction, none of the goodwill related to SEC is deductible for tax purposes.

(Amounts in Thousands, Except per Share Data)
Three Months Ended
March 31, 2011
(unaudited)
Net revenues	$48,094
Net income from continuing operations	$442
Net income per share from continuing operations- basic	$.01
Net income per share from continuing operations- diluted	$.01

4.	Other Intangible Assets

The following table summarizes information relating the Company’s Other intangible assets:

		March 31, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$402	$(84)	$318	$402	$(77)	$325
Software	3	296	(79)	217	158	(66)	92
Non-compete agreement	5	265	(22)	243	265	(9)	256
Customer contracts	0.5	445	(361)	84	445	(144)	301
Customer relationships	12	3,370	(213)	3,157	3,370	(86)	3,284
Total		$4,778	$(759)	$4,019	$4,640	$(382)	$4,258

Index

Intangible assets recorded as a result of the acquisition of SEC on October 31, 2011 included a non-compete agreement, customer relationships, customer contracts, and software ($4,000) which were recorded at fair market value of approximately $4,084,000 (see “Note 3 –Business Acquisition” for the purchase price allocation of SEC).  The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.  The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets noted above and includes the only one definite-lived permit, which is at our DSSI facility.  This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to commercially store and dispose of radioactive PCBs.  This permit is being amortized over a ten year period in accordance with its estimated useful life.

Amount
Year	(In thousands)

2012 (remaining)	$550
2013	575
2014	519
2015	471
2016	429
$2,544

Amortization expense relating to intangible assets for the Company was $390,000 and $21,000 for the three months ended March 31, 2012 and 2011, respectively.

5.	Stock Based Compensation

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

No stock options were granted during the first quarter of 2012 or 2011.

As of March 31, 2012, we had an aggregate of 1,821,000 employee stock options outstanding (from the 1993 Non-Qualified Stock Option Plan, 2004 and 2010 Stock Option Plans, and a Non-Qualified Stock Option Agreement noted below), of which 1,271,000 are vested.  The weighted average exercise price of the 1,271,000 outstanding and fully vested employee stock options is $2.13 with a remaining weighted contractual life of 2.04 years.  Additionally, we had an aggregate of 796,000 outstanding director stock options (from the 1992 and 2003 Outside Directors Stock Plans), all of which are vested. The weighted average exercise price of the 796,000 outstanding and fully vested director stock options is $2.13 with a remaining weighted contractual life of 5.14 years.

The Company granted a non-qualified stock option (the “Option”) which allows for the purchase of up to 250,000 shares of the Company’s Common Stock at $1.35 per share by Mr. Christopher Leichtweis, who was appointed a Senior Vice President of the Company and the President of SEC upon the closing of the acquisition of SEC on October 31, 2011.  The Option was granted in accordance with, and is subject to, the Non-Qualified Stock Option Agreement, dated October 31, 2011.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.

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

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2012 and 2011 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2012	2011
Employee Stock Options	$38,000	$76,000
Director Stock Options	26,000	40,000
Total	$64,000	$116,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of March 31, 2012, we have approximately $370,000 of total unrecognized compensation cost related to unvested options, of which $101,000 is expected to be recognized in 2012, $135,000 in 2013, $96,000 in 2014, with the remaining in $38,000 in 2015.

6.	Capital Stock and Stock Plans

During the first quarter of 2012, we issued 32,881 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We paid each of our outside directors $6,500 in fees quarterly for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, our Research and Development Committee Chairman receives an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock.  The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Index

The summary of the Company’s total Stock Plans as of March 31, 2012 as compared to March 31, 2011, and changes during the periods then ended, are presented below.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2012	2,789,833	$2.03
Granted	─	─
Exercised	─	─		$	─
Forfeited	(422,833)	1.90
Options outstanding End of Period (1)	2,367,000	2.06	3.5		$47,100
Options Exercisable at March 31, 2012(1)	2,067,000	$2.13	3.2		$41,100
Options Vested and expected to be vested at March 31, 2012	2,367,000	$2.06	3.5		$47,100

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2011	2,755,525	$2.09
Granted	─	─
Exercised	─	─		$	─
Forfeited	(3,359)	2.19
Options outstanding End of Period (2)	2,752,166	2.09	3.1		$12,900
Options Exercisable at March 31, 2011 (2)	2,440,333	$2.08	3.0		$9,300
Options Vested and expected to be vested at March 31, 2011	2,736,134	$2.09	3.1		$12,900

(1)	Options with exercise prices ranging from $1.41 to $2.95
(2)	Options with exercise prices ranging from $1.42 to $2.98

Index

7.	Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive loss per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011
Loss per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Loss from continuing operations	$(912)	$(533)
Basic loss per share	$(.02)	$(.01)
Diluted loss per share	$(.02)	$(.01)

(Loss) income per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) income from discontinued operations	$(138)	$212
Basic (loss) income per share	$ ─	$ ─
Diluted (loss) income per share	$ ─	$ ─

Weighted average common shares outstanding – basic	56,062	55,100
Potential shares exercisable under stock option plans	─	─
Potential shares upon exercise of Warrants	─	─
Weighted average common shares outstanding – diluted	56,062	55,100

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,827	2,602
Upon exercise of Warrants	─	─

Index

8.	Long Term Debt

Long-term debt consists of the following at March 31, 2012 and 2011:

(Amounts in Thousands)	March 31, 2012	December 31, 2011
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at March 31, 2012) plus 2.0% or London InterBank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first quarter of 2012 was 0%. (1) (2)	$—	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for first quarter 2012 was 4.0%. (1) (2)	15,238	15,810
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	81	318
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	689	798
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	1,662	1,863
Various capital lease and promissory note obligations, payable 2012 to 2015, interest at rates ranging from 5.0% to 8.3%.	228	259
	17,898	19,048
Less current portion of long-term debt	3,709	3,936
Less long-term debt related to assets held for sale	97	105
	$14,092	$15,007

 (1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)  On October 31, 2011, the Company entered into an “Amended and Restated Revolving Credit, Term Loan and Security Agreement” with PNC Bank.  Under the original credit facility with PNC dated December 22, 2000, as amended, variable interest was determined based on the options as noted; however, variable interest under the LIBOR option provided for a minimum floor base of 1.0% for both our Revolving Credit and Term Loan from January 1, 2011 to October 30, 2011.

(3) Original promissory note dated May 8, 2009 of $3,000,000 was modified on April 18, 2011, with principal balance of approximately $990,000.  See “Promissory Notes and Installment Agreements” below for terms of original and amended promissory notes.

(4)  Net of debt discount of ($2,000) and ($117,000) for March 31, 2012 and December 31, 2011, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5)  Uncollateralized note.

(6)  Promissory note entered into in connection with acquisition of SEC on October 31, 2011.  See “Promissory Notes and Installment Agreements” below.

Index

Revolving Credit and Term Loan Agreement
On October 31, 2011, in connection with the acquisition of SEC, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC, replacing our previous Loan Agreement with PNC.  The Amended Loan Agreement provides us with the following credit facilities:

●
up to $25,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables.  The revolving credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary;

●	a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

●	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $289,000 (of which $24,000 was incurred during the first quarter of 2012), which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011, in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”.  As of March 31, 2012, the excess availability under our revolving credit was $15,056,000 based on our eligible receivables.

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

Promissory Notes and Installment Agreements
The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of Nuvotec USA, Inc. (“Nuovtec”) (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  Also, as previously disclosed, Mr. Robert Ferguson, a member of our Board of Directors acquired one-half of Mr. Lampson’s Warrant during 2011 to purchase up to 65,000 shares of the Company’s Common Stock.  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as a debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.

Index

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of March 31, 2012.  We will continue to monitor the fair value of the Put until expiration.

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  As a result of the $500,000 prepayment, the final payment of approximately $15,500 will be due on March 15, 2014.

The promissory note payable to SEC also includes an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby Homeland has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest divided by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of March 31, 2012.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

Index

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec  in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in “Note 9 - Commitments and Contingencies - Earn-Out Amount.”

9.	Commitments and Contingencies

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

Earn-Out Amount
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of March 31, 2012, an aggregate earn-out amount of $3,896,000 has been paid as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, as discussed above. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy, as amended, requires the following payments:

Index

●
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000 is to be deposited in a sinking fund account representing a restricted cash account;

●	eight annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium;
●	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis;
●
three yearly payments of approximately $1,073,000 payable starting December 31, 2009 (the final $1,073,000 payment was made in January 2012), of which $888,000 is be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and

●
a final payment of $1,054,000 (paid in March 2012) of which $991,000 is to be deposited in a sinking fund account, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.

We have made all of the payments above. As of March 31, 2012, our financial assurance coverage amount under this policy totaled approximately $37,496,000.  We have recorded $15,361,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $889,000 on the sinking fund as of March 31, 2012.  Interest income for the three months ended March 31, 2012, was approximately $8,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of March 31, 2012, we have recorded $5,885,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $185,000 on the sinking fund as of March 31, 2012. Interest income for the three months ended March 31, 2012 totaled approximately $4,000.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

10.	Discontinued Operations and Divestitures

Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

Index

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments after closing.  As of March 31, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of March 31, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.  The gain was recorded during the twelve months ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments after closing.  As of March 31, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of March 31, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2012. No intangible asset exists at PFSG.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2012, and 2011.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes”.

	Three Months Ended
	March 31,
(Amounts in Thousands)	2012	2011
Net revenues	$616	$2,629
Interest expense	(9)	(19)
Operating (loss) income from discontinued operations	(208)	322
Income tax (benefit) expense	(70)	110
(Loss) income from discontinued operations	(138)	212

Assets related to discontinued operations total $2,358,000 and $2,343,000 as of March 31, 2012, and December 31, 2011, respectively, and liabilities related to discontinued operations total $3,998,000 and $3,972,000 as of March 31, 2012 and December 31, 2011, respectively.

The following table presents the major classes of asset and liabilities of discontinued operations that are classified as held for sale as of March 31, 2012 and December 31, 2011.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of March 31, 2012:

Index

	March 31,	December 31,
(Amounts in Thousands)	2012	2011

Accounts receivable, net (1)	$438	$385
Inventories	31	25
Other assets	17	22
Property, plant and equipment, net (2)	1,614	1,650
Total assets held for sale	$2,100	$2,082
Accounts payable	$258	$190
Accrued expenses and other liabilities	544	577
Note payable	97	105
Environmental liabilities	1,496	1,497
Total liabilities held for sale	$2,395	$2,369

(1) net of allowance for doubtful accounts of $39,000 and $48,000 as of March 31, 2012 and December 31, 2011, respectively.

(2) net of accumulated depreciation of $62,000 for each period noted.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(Amounts in Thousands)	2012	2011

Other assets	$258	$261
Total assets of discontinued operations	$258	$261
Accrued expenses and other liabilities	$1,092	$1,083
Accounts payable	15	15
Environmental liabilities	496	505
Total liabilities of discontinued operations	$1,603	$1,603

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $10,000 in environmental liabilities from the December 31, 2011 balance of $2,002,000 reflects payment on remediation projects.

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $468,000 as of March 31, 2012.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $232,000 that we expect to pay over the next year.

Index

11.	Operating Segments

In accordance to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

●	from which we may earn revenue and incur expenses;
●	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
●	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 10 – Discontinued Operations and Divestitures”.

Our reporting segments are defined as follows:

TREATMENT SEGMENT which includes:
-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT which includes:
-	On-site waste management services to commercial and government customers;
-	Technical services which includes:
o	professional radiological measurement and site survey of large government and commercial installations using advance methods, technology and engineering;
o
integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;

o
global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and

o	augmented engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

▪	engineering and compliance support to other segments.
-
A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e.rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

Index

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2012 and 2011 (in thousands).

Segment Reporting as of and for the Quarter Ended March 31, 2012
	Treatment	Services	Segments Total	Corporate And Other	(2)	Consolidated Total
Revenue from external customers (3)	$12,842	$25,231	$38,073	$—		$38,073
Intercompany revenues	609	68	677	¾		¾
Gross profit	2,721	1,580	4,301	¾		4,301
Interest income	¾	¾	¾	15		15
Interest expense	2	5	7	214		221
Interest expense-financing fees	¾	¾	¾	34		34
Depreciation and amortization	1,130	460	1,590	18		1,608
Segment profit (loss)	1,093	56	1,149	(2,005)		(856)
Segment assets(1)	79,171	45,262	124,433	32,741	(4)	157,174
Expenditures for segment assets	166	38	204	2		206
Total debt	120	10	130	17,671	(5)	17,801

Segment Reporting as of and for the Quarter Ended March 31, 2011
	Treatment	Services	Segments Total	Corporate And Other	(2)	Consolidated Total
Revenue from external customers (3)	$12,335	$11,280	$23,615	$—		$23,615
Intercompany revenues	418	69	487	¾		¾
Gross profit	960	2,070	3,030	¾		3,030
Interest income	¾	¾	¾	13		13
Interest expense	33	1	34	142		176
Interest expense-financing fees	¾	¾	¾	102		102
Depreciation and amortization	1,141	10	1,151	5		1,156
Segment profit (loss)	119	1,127	1,246	(1,779)		(533)
Segment assets(1)	95,655	2,871	98,526	32,726	(4)	131,252
Expenditures for segment assets	712	1	713	4		717
Total debt	1,072	16	1,088	11,965	(5)	13,053

(1)   Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)   Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)   The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three months ended March 31, 2012 and the corresponding period of 2011: (1) Revenues from CH Plateau Remediation Company (“CHPRC”) totaled 6,311,000 or 16.6% and 13,662,000 or 57.9% for the three months ended March 31, 2012 and 2011, respectively; and (2) Revenues generated directly from the U.S. Department of Energy (“DOE”) accounted for $7,679,000 or 20.2% and $0 and 0% for the three months ended March 31, 2012 and 2011, respectively.  The increase in revenue generated directly from the DOE was attributable to the acquisition of SEC in October 31, 2011.

(4)   Amount includes assets from our discontinued operations of $2,358,000 and $7,512,000 as of March 31, 2012 and 2011, respectively.

(5)   Net of debt discount of ($2,000) and ($34,000) as of March 31, 2012 and 2011, respectively, based on the estimated fair value at issuance of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  The promissory note and the Warrants were modified on April 18, 2011.  See “Note 8 – Long-Term Debt – Promissory Notes and Installment Agreements” for additional information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Index

We had a tax benefit of $485,000 for continuing operations for the three months ended March 31, 2012, as compared to a tax benefit of $340,000 for the corresponding period of 2011.  The Company’s effective tax rates were approximately 36.2% and 38.9% for the three months ended March 31, 2012 and 2011, respectively.  We recognized a tax benefit in the first quarter of 2012 based on the taxable loss that is more likely than not to be realized during 2012.

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

13.	Subsequent Event

As discussed in “Note 8 – Long Term Debt”, we have three Warrants outstanding (held by Mr. Lampson, the estate of Mr. Rettig, and Mr. Ferguson, a member of our Board of Directors) which expired on May 8, 2012. The Warrants provided for the purchases of up to an aggregate of 150,000 shares of the Company’s Common Stock at $1.50 per share.  Each of the Warrants were not exercised and expired on May 8, 2012.

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

●	demand for our services subject to fluctuations;
●	funding by the federal government;
●	goals;
●	ability to improve operations;
●	receivables are normally considered collectible within twelve month;
●	we anticipate meeting our financial covenants in remaining 2012;
●	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
●	ability to fund expenses to remediate sites from funds generated internally;
●	collectability of our receivables;
●	ability to fund budgeted capital expenditures during 2012 through our operations and lease financing;
●
our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations and current obligations resulting from the acquisition of SEC;

Index

●	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
●
due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

●	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
●	as our operations and activities expand, there could be an increase in potential litigation;
●
our inability to continue under existing contracts that we have with the federal government (directly or  indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

●	demand for our services will be subject to fluctuations due to a variety of factors beyond our control;
●	investment of working capital;
●	seasonality and the government’s budget process;
●	process backlog;
●	funding of any repurchases of our common stock;
●	contracts with the federal government;
●	we do not believe that SEHC’s subsidiary’s prior deficiencies on this project will affect our ability to obtain additional contracts with the DOE;
●	treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
●
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect; and

●	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	ability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	the ability to maintain and obtain required permits and approvals to conduct operations;
●	the ability to develop new and existing technologies in the conduct of operations;
●	the ability to maintain and obtain closure and operating insurance requirements;
●	ability to retain or renew certain required permits;
●
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;

Index

●	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
●	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2011 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
As previously reported, as a result of the acquisition on October 31, 2011 of all of the issued and outstanding shares of capital stock of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“Safety & Ecology”), SEC Federal Services Corporation, Safety and Ecology Corporation Limited (“SECL” – a United Kingdom operation) and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (collectively, “SEC”) pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC, we made structure and reporting changes to our  internal organization and changes to our operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings.  Such restructuring also provides a functionally supported matrix management approach which better supports resource allocation by our chief operating decision maker and optimizes performance assessment.   These changes resulted in our new reporting segments:  Treatment Segment (“Treatment”) and the Services Segment (“Services”).  The Treatment Segment comprises of treatment, processing, and disposal services of nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste. The Services Segment comprises of on-site waste management, technical, and consulting services.  As such, the reporting of financial results and pertinent discussions below are tailored to the two newly re-aligned reportable segments.  All of the historical segment numbers presented in the Form 10-Q have been recast to conform to this change in reportable segments.

Revenue increased $14,458,000 or 61.2% to $38,073,000 for the three months ended March 31, 2012 from $23,615,000 for the corresponding period of 2011.  The revenue increase included revenue of $18,602,000 from the acquisition of SEC on October 31, 2011.  Excluding revenue from this acquisition, revenue decreased $4,144,000 or 17.5% from the three months ended March 31, 2011 to March 31, 2012.  Treatment Segment revenue increased $507,000 or 4.1% primarily due to higher waste volume which was reduced by lower average priced waste.  Services Segment revenue decreased $4,651,000 or 41.2% primarily due to reduced revenue from the CH Plateau Remediation Company (“CHPRC”) subcontract (“CHPRC subcontract”), a cost plus award fee subcontract.  We were awarded the CHPRC subcontract in the second quarter of 2008 by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”).  This subcontract entails performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The revenue reduction was the result of a reduction in workforce which occurred during September 30, 2011 under the CHPRC subcontract.

Gross profit increased $1,271,000 or 41.9%, which included gross profit of $286,000 from the SEC acquisition.  Excluding gross profit from SEC, remaining gross profit increased approximately $985,000 or 32.5% primarily due to increased gross profit from our Treatment Segment.  Selling, General, and Administrative (SG&A) expenses increased $1,666,000 which included SG&A expenses of $1,327,000 of SEC. Excluding SG&A expense of SEC, remaining SG&A increased $339,000 or 10.1%.

Index

Outlook
We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal budgets driven by temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2012	%	2011	%
Net revenues	$38,073	100.0	$23,615	100.0
Cost of good sold	33,772	88.7	20,585	87.2
Gross profit	4,301	11.3	3,030	12.8
Selling, general and administrative	5,038	13.2	3,372	14.3
Research and development	364	1.0	266	1.1
Loss from operations	$(1,101)	(2.9)	$(608)	(2.6)
Interest income	15	¾	13	¾
Interest expense	(221)	(.5)	(176)	(.7)
Interest expense-financing fees	(34)	(.1)	(102)	(.4)
Loss from continuing operations before taxes	(1,341)	(3.5)	(873)	(3.7)
Income tax benefit	(485)	(1.3)	(340)	(1.4)
Loss from continuing operations	$(856)	(2.2)	$(533)	(2.3)

Summary – Three Months Ended March 31, 2012 and 2011

Consolidated revenues increased $14,458,000 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$9,710	25.5	$8,857	37.5	$853	9.6
Hazardous/non-hazardous	855	2.2	1,127	4.8	(272)	(24.1)
Other nuclear waste	2,277	6.0	2,351	9.9	(74)	(3.1)
Total	12,842	33.7	12,335	52.2	507	4.1

Services
Nuclear services	5,949	15.6	10,694	45.3	(4,745)	(44.4)
Technical services	680	1.8	586	2.5	94	16.0
Acquisition 10/31/11 (SEC) (1)	18,602	48.9	¾	¾	18,602	100.0
Total	25,231	66.3	11,280	47.8	13,951	123.7

Total	$38,073	100.0	$23,615	100.0	$14,458	61.2

 (1) Includes approximately $17,034,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

Net Revenue
The Treatment Segment realized revenue growth of $507,000 or 4.1% for the three months ended March 31, 2012 over the same period in 2011. Revenue from government generators increased $853,000 or 9.6% primarily due to higher waste volume which was partially reduced by lower averaged priced waste.  Revenue from hazardous and non-hazardous waste was down $272,000 or 24.1% primarily due to lower waste volume.  Other nuclear waste revenue decreased approximately $74,000 or 3.1% primarily due to lower waste volume.  Services Segment revenue increased $13,951,000 or 123.7% in the three months ended March 31, 2012 from the corresponding period of 2011 primarily due to the revenue of $18,602,000 generated by SEC which was acquired on October 31, 2011.  Excluding the revenue of SEC, Services Segment revenue decreased $4,651,000 or 41.2% primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CHPRC subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $4,745,000 or 44.4% under this subcontract from $10,694,000 for the three month ended March 31, 2011 to $5,949,000 for the three months ended March 31, 2012, was primarily the result of reduced headcount resulting from a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue increase of $94,000 within the Services Segment resulted from higher billing rate in our technical services area.

Index

Cost of Goods Sold
Cost of goods sold increased $13,187,000 for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, as follows:

		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$10,121	78.8	$11,375	92.2	$(1,254)
Services	5,335	80.5	9,210	81.6	(3,875)
Acquisition 10/31/11 (SEC)	18,316	98.5	¾	¾	18,316
Total	$33,772	88.7	$20,585	87.2	$13,187

Cost of goods sold for the Treatment Segment decreased $1,254,000 or 11.0% primarily due to revenue mix and reduction in certain fixed costs.  We saw lower disposal and transportation costs, lower travel and general costs, and lower salaries and payroll related expenses resulting from reduction in workforce which occurred in April 2011 under our treatment operations.  The reduced costs mentioned above were partially offset by higher healthcare costs. Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $3,875,000 or 42.1%, which included the cost of goods sold of approximately $4,829,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $8,590,000 for the three months ended March 31, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $3,761,000 or 43.8% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $114,000 or 18.4% was primarily due to lower salaries and payroll related expenses resulting from the reduction in workforce which occurred during March 2011 in our engineering group within the Segment. Included within cost of goods sold is depreciation and amortization expense of $1,539,000 and $1,132,000 for the three months ended March 31, 2012, and 2011, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2012 increased $1,271,000 over 2011, as follows:

		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$2,721	21.2	$960	7.8	$1,761
Services	1,294	19.5	2,070	18.4	(776)
Acquisition 10/31/11 (SEC)	286	1.5	¾	¾	286
Total	$4,301	11.3	$3,030	12.8	$1,271

The Treatment Segment gross profit increased $1,761,000 or 183.4% and gross margin increased to 21.2% from 7.8% from higher waste volume, revenue mix and the reduction in salaries and payroll related costs resulting from the reduction in workforce mentioned above.  Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $776,000 or 37.5% primarily due to gross profit decrease of $984,000 or 46.8% for the CHPRC subcontract.  Gross profit for the CHPRC subcontract decreased $984,000 to $1,120,000 for the three months ended March 30, 2012 from $2,104,000 for the corresponding period of 2011,which was reflective of the revenue decrease under this subcontract.  The gross margin of 18.8% and 19.7% for the same period, respectively, was in accordance with the contract fee provisions.  The remaining Services Segment gross profit increase of $208,000 or 611.8 was primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in workforce which occurred during March 2011 and increased revenue at our SYA operations.

Index

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $1,666,000 for the three months ended March 31, 2012, as compared to the corresponding period for 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$1,740	¾	$1,512	¾	$228
Treatment	1,264	9.8	1,173	9.5	91
Services	707	10.7	687	6.1	20
Acquisition 10/31/11 (SEC)	1,327	7.1	¾	¾	1,327
Total	$5,038	13.2	$3,372	14.3	$1,666

Excluding the SG&A of SEC of $1,327,000, the increase in administrative SG&A was primarily the result of higher salary and payroll related expenses and higher outside service expenses for various corporate consulting and business matters.  Treatment SG&A was higher primarily due to higher payroll and payroll related expenses, higher healthcare costs, and higher bad debt expense.  The increase was reduced by lower bonus/commission costs.  The increase in Services SG&A was primarily due to higher healthcare cost which was partially reduced by lower bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $69,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development
Research and development costs increased $98,000 for the three months ended March 31, 2012, as compared to the corresponding period of 2011.

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Research and Development	$364	1.0	$266	1.1	$98

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase for the three months ended March 31, 2012, as compared to the corresponding period of 2011, was primarily due to increased payroll and lab costs from more research and development projects.

Interest Expense
Interest expense increased approximately $45,000 for the quarter ended March 31, 2012, as compared to the corresponding period of 2011.

Index

(In thousands)	2012	2011	Change
PNC interest	$155	$97	$58
Other	66	79	(13)
Total	$221	$176	$45

The increase in interest expense in the first quarter of 2012 as compared to the corresponding period in 2011 was primarily due to higher interest from higher Term Loan balance resulting from our Amended and Restated Revolving Credit Term Loan and Security Agreement (“Amended Loan Agreement”) that we entered into with PNC on October 31, 2011.  In addition, we incurred higher interest resulting from the $2,500,000 note we entered into with Homeland resulting from the acquisition of SEC on October 31, 2011.  The higher interest expense mentioned above was partially offset by lower interest expense resulting from the payoff of the shareholder note in June 2011 in connection with the acquisition of PFNWR.

Interest Expense- Financing Fees
Interest expense-financing fees decreased approximately $68,000 in the first quarter of 2012 as compared to the corresponding period in 2011.  The decrease was primarily due to the debt discount which became fully amortized as financing fees on May 8, 2011 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009.  This decrease in interest expense-financing fees was partially offset by additional debt discount amortized related to the extension of the two Warrants as consideration for extending the due date of the loan from May 8, 2011 to April 8, 2012.

Income Tax Expense
We had a tax benefit of $485,000 for continuing operations for the three months ended March 31, 2012, as compared to a tax benefit of $340,000 for the corresponding period of 2011.  The Company’s effective tax rates were approximately 36.2% and 38.9% for the three months ended March 31, 2012 and 2011, respectively.  We recognized a tax benefit for the first quarter of 2012 based on the taxable loss that is more likely than not to be realized.

Discontinued Operations and Divestitures
Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments after closing.   As of March 31, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of March 31, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.  The gain was recorded during the twelve months ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments after closing.  As of March 31, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of March 31, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

Index

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2012.

Our discontinued operations had revenue of $616,000 and $2,629,000 for the three months ended March 31, 2012 and 2011, respectively.  We had net loss of $138,000 and net income of $212,000 for our discontinued operations for the three months ended March 31, 2012 and 2011, respectively.  The net income for the three months ended March 31, 2011 was primarily due to revenue generated from PFFL which we divested in August 12, 2011 as discussed above.

Assets and liabilities related to discontinued operations total $2,358,000 and $3,998,000, respectively, as of March 31, 2012, and $2,343,000 and $3,972,000, respectively, as of December 31, 2011.

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

At March 31, 2012, we had cash of $2,697,000.  The following table reflects the cash flow activities during the first quarter of 2012.

(In thousands)	2012
Cash used in operating activities of continuing operations	$(7,978)
Cash used in operating activities of discontinued operations	(187)
Cash used in investing activities of continuing operations	(598)
Cash used in financing activities of continuing operations	(587)
Principal repayment of long-term debt for discontinued operations	(8)
Decrease in cash	$(9,358)

As of March 31, 2012, we were in a positive cash position.  We attempt to move all excess cash into a Money Market Sweep account in order to maximize the interest earned.  When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at March 31, 2012, primarily represents cash provided by operations and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $20,419,000 at March 31, 2012, an increase of $1,313,000 over the December 31, 2011 balance of $19,106,000.  The increase was primarily within our Services Segment (increase of $2,965,000) which resulted from increased revenue from SEC which we acquired on October 31, 2011.  This increase was partially reduced by improved cash collection within our Treatment Segment.

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

As of March 31, 2012, unbilled receivables totaled $11,965,000, an increase of $1,670,000 from the December 31, 2011 balance of $10,295,000.  Treatment unbilled receivables increased $487,000 from $7,542,000 as of December 31, 2011 to $8,029,000 as of March 31, 2012.  Services Segment unbilled receivables (which are all current) increased $1,183,000 from a balance of $2,753,000 as of December 31, 2011 to $3,936,000 as of March 31, 2012.  The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2012 was $11,732,000, an increase of $1,861,000 from the balance of $9,871,000 as of December 31, 2011. The long term portion as of March 31, 2012 was $233,000, a decrease of $191,000 from the balance of $424,000 as of December 31, 2011.

As of March 31, 2012, total consolidated accounts payable was $12,078,000, a decrease of $1,039,000 from the December 31, 2011 balance of $13,117,000.  The decrease was primarily due to payment of our vendor invoices from cash collected.  We continue to manage payment terms with our vendors to maximize our cash position throughout both segments.

Accrued expenses as of March 31, 2012, totaled $8,647,000, a decrease of $886,000 over the December 31, 2011 balance of $9,533,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily the payment of fiscal year end 2011 bonus/incentives.

Disposal/transportation accrual as of March 31, 2012, totaled $2,141,000, an increase of $184,000 over the December 31, 2011 balance of $1,957,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  During the first quarter of 2012, we had less waste shipped for disposal as compared to 2011 year end which increased the amount of waste on site or in-transit that needed to be accrued.

Our working capital was $9,665,000 (which included working capital of our discontinued operations) as of March 31, 2012, as compared to a working capital of $11,549,000 as of December 31, 2011. Our working capital was negatively impacted by the reduction in our cash used to pay our final two payments of our closure policies into the sinking fund, payment of the Company’s bonus/incentive for fiscal year 2011, and payments of our accounts payable as discussed above.  Our working capital was positively impacted by the increase in our accounts receivable and the reduction of our unearned revenue.

Index

Investing Activities
Our purchases of capital equipment for the three months ended March 31, 2012 totaled approximately $206,000.  These expenditures were for improvements to operations primarily within the Treatment Segment.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,681,000 for 2012 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy, as amended, requires the following payments:

●
an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000 is to be deposited in a sinking fund account representing a restricted cash account;

●	eight annual installments of $1,004,000 starting February 2004, of which $991,000 is to be deposited in a sinking fund account, with the remaining $13,000 representing a terrorism premium;
●	a payment of $2,000,000 due on March 6, 2009, of which approximately $1,655,000 is to be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis;
●
three yearly payments of approximately $1,073,000 payable starting December 31, 2009 (the final $1,073,000 payment was made in January 2012), of which $888,000 is be deposited into a sinking fund account, with the remaining representing a fee payable to Chartis; and

●
a final payment of $1,054,000 (paid March 2012) of which $991,000 is to be deposited in a sinking fund account, $13,000 representing a terrorism premium, and the remaining $50,000 representing a fee payable to Chartis.

We have made all of the payments above. As of March 31, 2012, our financial assurance coverage amount under this policy totaled approximately $37,496,000.  We have recorded $15,361,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $889,000 on the sinking fund as of March 31, 2012.  Interest income for the three months ended March 31, 2012, was approximately $8,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 (for each annual payment, $1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of March 31, 2012, we have recorded $5,885,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $185,000 on the sinking fund as of March 31, 2012. Interest income for the three months ended March 31, 2012 totaled approximately $4,000.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

Index

Financing Activities
On October 31, 2011, in connection with the acquisition of SEC, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC, replacing our previous Loan Agreement with PNC.  The Amended Loan Agreement provides us with the following credit facilities:

●
up to $25,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables.  The revolving credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary;

●	a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

·	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $289,000 (of which $24,000 was incurred during the first quarter of 2012), which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees. As of March 31, 2012, the excess availability under our revolving credit was $15,056,000 based on our eligible receivables.

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

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2011, and we expect to meet our financial covenants in remaining 2012.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of March 31, 2012:

Index

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility
Fixed charge coverage ratio	1:25:1	1:91:1
Minimum tangible adjusted net worth	$30,000	$65,010

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  As a result of the $500,000 prepayment, the final payment of approximately $15,500 will be due on March 15, 2014.

The Company has a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of Nuvotec USA, Inc. (“Nuvotec”) (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The promissory note provided for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest was due May 8, 2011. We paid approximately $22,000 in closing costs on the promissory note which was being amortized over the term of the note. The promissory note may be prepaid at any time by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and was being amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 is to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is now deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is now held by and payable to his personal representative or estate).  Also, as previously disclosed, Mr. Robert Ferguson, a member of our Board of Directors acquired one-half of Mr. Lampson’s Warrant during 2011 to purchase up to 65,000 shares of the Company’s Common Stock.  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”.  At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000, which is being amortized as a debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.  We made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.

In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of March 31, 2012, an aggregate earn-out amount of $3,896,000 has been paid as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, which provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

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

On October 7, 2011, the Company’s Board of Directors authorized a repurchase program of up to $3,000,000 of the Company’s Common Stock.  The Company may purchase Common Stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing, the amount of repurchase transactions and the prices paid for the stock under this program will depend on market conditions as well as corporate and regulatory limitations, including blackout period restrictions. The Board approved the repurchase plan in consideration of the Company’s improved cash position and current market volatility.  We plan to fund any repurchases under this program through our internal cash flow and/or borrowing under our line of credit. As of the date of this report, we have not repurchased any of our Common Stock under the program as we continue to evaluate this repurchase program within our internal cash flow and/or borrowings under our line of credit based on what is in our best interest and the best interest of our stockholders.

In summary, we believe that we have made significant progress and continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  We currently are in a positive cash position.  We paid off our revolver debt from cash collected from operations and proceeds received from the sale of our discontinued operations.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEHC and its subsidiaries.

Index

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2012	2013- 2015	2016 - 2017	After 2017
Long-term debt (1)	$17,900	$2,822	$8,411	$6,667	$	¾
Interest on fixed rate long-term debt (2)	136	87	49	¾		—
Interest on variable rate debt (3)	1,816	429	1,200	187		¾
Operating leases	3,916	693	2,024	1,056		143
Pension withdrawal liability (4)	468	167	301	¾		¾
Environmental contingencies (5)	1,992	601	1,169	144		78
Total contractual obligations	$26,228	$4,799	$13,154	$8,054		$221

(1) Amount excludes debt discount of approximately $2,000 in connection with an amended loan dated April 18, 2011, between the Company and Mr. William Lampson and the estate of Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

(2)  The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Also, in connection with the acquisition of SEHC and its subsidiaries on October 31, 2011, the Company entered into a promissory note in the principal amount of $2,500,000 at an annual interest rate of 6%, with Homeland. The Company prepaid $500,000 of the principal within 10 days of the closing of the acquisition.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

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

(5) The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted here are for PFMI, PFM, PFSG, and PFD.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2011 and 1.2%, of accounts receivable as of December 31, 2011.  Additionally, this allowance was approximately 0.8% of revenue for the first quarter of 2012 and 1.4%, of accounts receivable as of March 31, 2012.

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

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structure and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for our treatment reporting unit as of October 1, 2011 which did not result in any impairment.  We will perform all future goodwill impairment analyses on the new four reporting units.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. We amortize intangible asset of customer relationships using an accelerated method.

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

Index

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes”.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income and, provide a valuation allowance to the extent that we believe recovery is not likely.

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

Known Trends and Uncertainties
The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segment.  For our Treatment Segment, in conjunction with the federal government’s September 30 fiscal year-end, the Treatment Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, this segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.

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

We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal budgets driven by temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matters:
PFNWR
PFNWR has filed suit against Philotechnics, Ltd. (“Philo”) asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract entered into prior to our acquisition of PFNWR, as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility,  before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources  – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, discussing an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $32,693,000 or 85.9% of our total revenue from continuing operations during the three months ended March 31, 2012, as compared to $19,551,000 or 82.8% of our total revenue from continuing operations during the corresponding period of 2011.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three months ended March 31, 2012 and the corresponding period of 2011: (1) Revenues from CHPRC totaled 6,311,000 or 16.6% and 13,662,000 or 57.9% for the three months ended March 31, 2012 and 2011, respectively; and (2) Revenues generated directly from the DOE accounted for $7,679,000 or 20.2% and $0 and 0% for the three months ended March 31, 2012 and 2011, respectively.  The increase in revenue generated directly from the DOE was attributed primarily from the acquisition of SEC in October 31, 2011. Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment).

Prior to our acquisition of SEHC and its subsidiaries, the DOE had advised a subsidiary of SEHC which was performing work on a DOE project that there were deficiencies in the subsidiary’s performance and that the subsidiary’s performance on this project was unsatisfactory to the DOE.  In addition, the subsidiary’s performance resulted in substantial cost overruns.  Subsequent to our acquisition of SEC, we have worked with the DOE on this project to resolve the deficiencies which may have been caused by the subsidiary of SEHC prior to our acquisition.  We believe these deficiencies have been addressed and resolved.  We do not believe that SEHC’s subsidiary’s prior deficiency on this project will affect our ability to obtain additional contracts with the DOE.

Prior to our acquisition of SEHC and its subsidiaries, a subsidiary of SEHC was performing work on two other projects and the contractors on these projects had advised the SEHC subsidiary that there were deficiencies in the subsidiary’s work and that failure of the subsidiary to correct these deficiencies could result in a default under the contracts relating to these projects.  On one of these projects, which has now been completed, there were substantial cost overruns prior to our acquisition for which the subsidiary has submitted a request for equitable adjustment to the price to recover certain cost overruns.  Due to the problems on this project, these cost overruns may not be reimbursable.  In connection with the other project, in which there also has been substantial overruns, we expect the project to be completed by the third quarter of 2012.  If, however, the second project is terminated prior to completion, the SEHC subsidiary may incur liability in connection with this project.  We continue to work with the contractor on this project attempting to resolve any deficiencies and issues relating to SEHC’s subsidiary’s work on the project.

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

We have budgeted for 2012, $1,138,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Brownstown, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  All of the reserves are within our discontinued operations.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

Index

At March 31, 2012, we had total accrued environmental remediation liabilities of $1,992,000 of which $770,000 is recorded as a current liability, which reflects a decrease of $10,000 from the December 31, 2011, balance of $2,002,000.  The net decrease represents payments on remediation projects.  The March 31, 2012, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$254	$98	$352
PFM	74	15	89
PFSG	387	1,109	1,496
PFMI	55	-	55
Total Liability	$770	$1,222	$1,992

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR and the interest rate payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%.  As of March 31, 2012, the Company had approximately $15,321,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of March 31, 2012, our interest cost would change by approximately $153,210.  As of March 31, 2012, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  The Company has a small foreign operation (Safety & Ecology Corporation Limited (“SECL”) - a United Kingdom corporation) located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  As of March 31, 2012, SECL’s assets were $85,000 or .05% of the total consolidated assets of the Company and had generated revenues of approximately $85,000 in U.S. dollars for the three months ended March 31, 2012; therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of March 31, 2012.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

(a)	Exhibits

3(ii)	Amended and Restated Bylaws of Perma-Fix Environmental Services, Inc. dated March 29, 012, which is incorporated by reference from Exhibit 3(ii) to the Company’s Form 8-K filed on April 3, 2012.
10.1
Subcontract between CH2M Hill Plateau Remediation Company, Inc. and East Tennessee Material and Energy Corporation, dated May 27, 2008, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010.

10.2
Contract and amendments between Safety and Ecology Corporation and the U.S. Department of Energy, dated March 30, 2010, incorporated by reference from Exhibit 10.38 to the Company’s Form 10-K for year ended December 31, 2011.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28139, DATED APRIL 25, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE COMMISSION UNDER THE FREEDOM OF INFORAMTION ACT.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 10, 2012	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: May 10, 2012	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer