Form 10-Q
period 2012-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2012-08-08
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 1, 2012
Common Stock, $.001 Par Value	56,140,017
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Amount in Thousands, Except for Share and per Share Amounts)	2012	2011

ASSETS
Current assets:
Cash	$1,260	$12,055
Restricted cash	35	1,535
Accounts receivable, net of allowance for doubtful accounts of $275 and $228, respectively	17,404	19,106
Unbilled receivables - current	13,308	9,871
Retainage receivable	540	912
Inventories	401	573
Prepaid and other assets	3,478	4,604
Deferred tax assets - current	3,300	2,426
Current assets related to discontinued operations	767	693
Total current assets	40,493	51,775

Property and equipment:
Buildings and land	26,200	26,026
Equipment	34,463	34,283
Vehicles	823	818
Leasehold improvements	11,529	11,529
Office furniture and equipment	2,126	2,081
Construction-in-progress	746	764
	75,887	75,501
Less accumulated depreciation and amortization	(38,099)	(35,666)
Net property and equipment	37,788	39,835

Property and equipment related to discontinued operations	1,614	1,650

Intangibles and other long term assets:
Permits	16,827	16,854
Goodwill	27,021	27,063
Other intangible assets - net	3,906	4,258
Unbilled receivables – non-current	381	424
Finite risk sinking fund	21,253	19,354
Deferred tax asset, net of liabilities	1,295	1,295
Other assets	1,623	1,595
Total assets	$152,201	$164,103

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

	June 30,	December 31,
(Amount in Thousands, Except for Share and per Share Amounts)	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,747	$13,117
Accrued expenses	7,340	9,533
Disposal/transportation accrual	2,025	1,957
Unearned revenue	2,691	6,260
Billings in excess of costs and estimated earnings	3,043	3,226
Current liabilities related to discontinued operations	2,040	2,197
Current portion of long-term debt	3,649	3,936
Total current liabilities	31,535	40,226

Accrued closure costs	11,715	11,937
Other long-term liabilities	643	610
Deferred tax liability	54	—
Long-term liabilities related to discontinued operations	1,873	1,775
Long-term debt, less current portion	13,814	15,007
Total long-term liabilities	28,099	29,329

Total liabilities	59,634	69,555

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 56,133,185 and 56,068,248 shares issued, respectively; 56,094,975 and 56,030,038 shares outstanding, respectively	56	56
Additional paid-in capital	102,611	102,411
Accumulated deficit	(11,846)	(9,505)
Accumulated other comprehensive income (loss)	(1)	(3)
Less Common Stock in treasury at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	90,732	92,871
Noncontrolling interest	550	392
Total stockholders' equity	91,282	93,263

Total liabilities and stockholders' equity	$152,201	$164,103

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011	2012	2011

Net revenues	$33,978	$28,913	$72,051	$52,528
Cost of goods sold	30,204	20,864	63,976	41,449
Gross profit	3,774	8,049	8,075	11,079

Selling, general and administrative expenses	4,589	3,436	9,627	6,808
Research and development	574	395	937	661
Gain on disposal of property and equipment	(3)	—	(3)	—
(Loss) income from operations	(1,386)	4,218	(2,486)	3,610

Other income (expense):
Interest income	7	13	21	26
Interest expense	(199)	(183)	(420)	(359)
Interest expense-financing fees	(26)	(54)	(60)	(156)
Other	1	3	1	3
(Loss) income from continuing operations before taxes	(1,603)	3,997	(2,944)	3,124
Income tax (benefit) expense	(474)	1,445	(959)	1,105
(Loss) income from continuing operations, net of taxes	(1,129)	2,552	(1,985)	2,019

(Loss) income from discontinued operations, net of taxes	(60)	(32)	(198)	180
Net (loss) income	(1,189)	2,520	(2,183)	2,199

Less: net income attributable to noncontrolling interest	102	—	158	—

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,291)	$2,520	$(2,341)	$2,199

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$(.02)	$.05	$(.04)	$.04
Discontinued operations	$—	$—	$—	$—
Net (loss) income per common share	$(.02)	$.05	$(.04)	$.04

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$(.02)	$.05	$(.04)	$.04
Discontinued operations	$—	$—	$—	$—
Net (loss) income per common share	$(.02)	$.05	$(.04)	$.04

Number of common shares used in computing net (loss) income per share:
Basic	56,094	55,136	56,078	55,118
Diluted	56,094	55,136	56,078	55,123

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2012	2011	2012	2011

Net (loss) income	$(1,189)	$2,520	$(2,183)	$2,199
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9)	―	2	―
Total other comprehensive (loss) income	(9)	―	2	―

Comprehensive (loss) income	(1,198)	2,520	(2,181)	2,199
Comprehensive income attributable to non-controlling interest	102	―	158	―
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. stockholders	$(1,300)	$2,520	$(2,339)	$2,199

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,183)	$2,199
Less: (loss) income on discontinued operations	(198)	180

(Loss) income from continuing operations	(1,985)	2,019
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,443	2,332
Amortization of debt discount	12	121
Amortization of fair value of customer contracts	(1,943)	―
Deferred tax (benefit) expense	(959)	1,227
Provision (benefit) for bad debt and other reserves	43	(15)
Gain on disposal of plant, property and equipment	(3)	―
Foreign exchange gain	2	―
Issuance of common stock for services	102	108
Stock-based compensation	98	192
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	2,031	(6,322)
Unbilled receivables	(3,632)	(322)
Prepaid expenses, inventories and other assets	651	667
Accounts payable, accrued expenses and unearned revenue	(6,557)	4,126
Cash (used in) provided by continuing operations	(8,697)	4,133
Cash used in discontinued operations	(372)	(31)
Cash (used in) provided by operating activities	(9,069)	4,102

Cash flows from investing activities:
Purchases of property and equipment	(387)	(1,689)
Change in restricted cash, net	1,500	―
Proceeds from sale of plant, property and equipment	3	―
Payment to finite risk sinking fund	(1,899)	(1,905)
Cash used in investing activities of continuing operations	(783)	(3,594)
Cash used in investing activities of discontinued operations	―	(135)
Net cash used in investing activities	(783)	(3,729)

Cash flows from financing activities:
Net borrowing of revolving credit	643	1,047
Principal repayments of long term debt	(2,134)	(2,124)
Proceeds from finite risk financing	565	685
Cash used in financing activities of continuing operations	(926)	(392)
Principal repayments of long term debt for discontinued operations	(17)	(55)
Cash used in financing activities	(943)	(447)

Decrease in cash	(10,795)	(74)
Cash at beginning of period	12,055	101
Cash at end of period	$1,260	$27

Supplemental disclosure:
Interest paid	$479	$409
Income taxes paid	470	70
Non-cash investing and financing activities:
Warrants extension for debt modification	―	36

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2012)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock Held In Treasury	Accumulated Other Comprehensive (Loss) Income	Noncontolling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	56,068,248	$56	$102,411	$(88)	$(3)	$392	$(9,505)	$93,263

Net income (loss)	—	—	—	—	—	158	(2,341)	(2,183)
Foreign currency translation adjustment	—	—	—	—	2	—	—	2
Issuance of Common Stock for services	64,937	—	102	—	—	—	—	102
Stock-Based Compensation	—	—	98	—	—	—	—	98
Balance at June 30, 2012	56,133,185	$56	$102,611	$(88)	$(1)	$550	$(11,846)	$91,282

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012.

It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs)." ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-04 January 1, 2012.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets and goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Index

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Financial instruments include cash and restricted cash (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At June 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income," and in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income."  Both ASUs amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Both ASUs were effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  These ASUs changed our financial statement presentation of comprehensive income but did not impact our net income, financial position, or cash flows. Upon adoption on January 1, 2012, we elected to present comprehensive income in two separate but consecutive statements as part of the condensed financial statements included in this Quarterly Report on Form 10-Q.

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

Index

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note may be subject to offset of amounts Homeland owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement if the Escrow Agreement has terminated pursuant to its terms or the amount held in escrow has been exhausted pursuant to the terms of the Purchase Agreement (see Note 13 - “Subsequent Event – Homeland Capital Security Corporation (“Homeland”)” regarding certain indemnification claims that the Company is offsetting against this Note).   Under the terms of the Note, in the event of a continuing event of default under the Note, Homeland has the option to convert the unpaid portion of the Note into our restricted shares of Common Stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange or automatic quotation system on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default that is continuing; provided that the number of shares of our Common Stock to be issued to Homeland under the Note in the event of a continuing event of default plus the number of shares of our Common Stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement; and

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  Homeland and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then the Company could withdraw $1,500,000 from the amount deposited into the escrow.  On January 10, 2012, we received $1,500,000 from the escrow as certain conditions were not met under this certain contract as of December 31, 2011.  (See Note 13 - “Subsequent Event – Homeland Capital Security Corporation (“Homeland”)” for a discussion of the Company’s claim for the remaining $500,000 balance in the escrow).

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

The acquisition was accounted for using the purchase method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – “Business Combinations.”  The consideration for the acquisition was attributed to net assets on the basis of the fair values of assets acquired and liabilities assumed as of October 31, 2011.  The excess of the cost of the acquisition over the estimated fair values of the net tangible assets and intangible assets on the acquisition date, which amounted to $10,852,000, was allocated to goodwill which is not amortized but subject to an annual impairment test.  The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such, the estimated purchase price allocation is preliminary and subject to further revision.  The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed as of June 30, 2012:

Index

(Amounts in thousands)

Current assets	$21,993
Property, plant and equipment	2,135
Intangible assets	4,474
Goodwill	10,852
Total assets acquired	39,454
Current liabilities	(15,728)
Customer contracts	(3,380)
Non-current liabilities	(2,091)
Total liabilities acquired	(21,199)
Non Controlling Interest	(370)
Total consideration	$17,885

The following table summarizes the preliminary components of tangible assets acquired:

		Weighted
		Average
	Preliminary	Estimated
(Amounts in thousands)	Fair Value	Useful Life

Vehicles	$583	5.0 years
Lab equipment	1,235	7.0 years
Office furniture and equipment	317	4.0 years
Total tangible assets	$2,135

The results of operations of SEC have been included in the Company’s consolidated financial statements from the date of the closing of the acquisition, which was October 31, 2011.  SEC contributed revenues of approximately $17,325,000 and net loss of $813,000 and revenues of $35,927,000 and net loss of $2,077,000 for the three and six months ended June 30, 2012, respectively.  The Company has incurred $659,000 in acquisition-related costs, of which approximately $20,000 and $28,000 was incurred in the first and second quarter of 2012, respectively.  These costs are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The following unaudited pro forma financial information presents the combined results of operations of combining SEC and Perma-Fix as though the acquisition had occurred as of the beginning of the periods presented below, which is January 1, 2011.  The pro forma financial information does not necessarily represent the results of operations that would have occurred had SEC and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results.  As the acquisition was a stock transaction, none of the goodwill related to SEC is deductible for tax purposes.

(Amounts in Thousands, Except per Share Data)
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(unaudited)	(unaudited)
Net revenues	$55,853	$104,040
Net income from continuing operations	$974	$1,502
Net income per share from continuing operations- basic	$.02	$.03
Net income per share from continuing operations- diluted	$.02	$.03

Index

4.	Other Intangible Assets

The following table summarizes information relating to the Company’s other intangible assets:

		June 30, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$424	$(91)	$333	$402	$(77)	$325
Software	3	380	(91)	289	158	(66)	92
Non-compete agreement	5	265	(35)	230	265	(9)	256
Customer contracts	0.5	835	(835)	-	445	(144)	301
Customer relationships	12	3,370	(316)	3,054	3,370	(86)	3,284
Total		$5,274	$(1,368)	$3,906	$4,640	$(382)	$4,258

Intangible assets recorded as a result of the acquisition of SEC on October 31, 2011 included a non-compete agreement, customer relationships, customer contracts, and software ($4,000) which were recorded at fair market value of approximately $4,474,000 (see “Note 3 –Business Acquisition” for the purchase price allocation of SEC).  The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

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

Amount
Year	(In thousands)

2012 (remaining)	$394
2013	575
2014	519
2015	471
2016	429
$2,388

Amortization expense relating to intangible assets for the Company was $621,000 and $1,012,000 for the three and six months ended June 30, 2012, respectively, and $44,000 and $64,000 for the three and six months ended June 30, 2011, respectively.  The increase in amortization expense in 2012 was attributed to amortization of intangible assets acquired related to the SEC acquisition.

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

Index

No stock options were granted during the first six months of 2012 or 2011.

As of June 30, 2012, we had an aggregate of 1,818,500 employee stock options outstanding (from the 1993 Non-Qualified Stock Option Plan, 2004 and 2010 Stock Option Plans, and a Non-Qualified Stock Option Agreement noted below), of which 1,268,500 are vested.  The weighted average exercise price of the 1,268,500 outstanding and fully vested employee stock options is $2.13 with a remaining weighted contractual life of 1.79 years.  Additionally, we had an aggregate of 796,000 outstanding director stock options (from the 1992 and 2003 Outside Directors Stock Plans), all of which are vested. The weighted average exercise price of the 796,000 outstanding and fully vested director stock options is $2.13 with a remaining weighted contractual life of 4.89 years.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2012 and 2011 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2012	2011	2012	2011
Employee Stock Options	$34,000	$76,000	$72,000	$152,000
Director Stock Options	—	—	26,000	40,000
Total	$34,000	$76,000	$98,000	$192,000

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of June 30, 2012, we have approximately $337,000 of total unrecognized compensation cost related to unvested options, of which $68,000 is expected to be recognized in the remainder of 2012, $135,000 in 2013, $96,000 in 2014, with the remaining $38,000 in 2015.

6.	Capital Stock, Stock Plans, and Warrants

During the six months of 2012, we issued 64,937 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We paid each of our outside directors $6,500 in fees quarterly for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, our Research and Development Committee Chairman receives an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock.  The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Index

The summary of the Company’s total Stock Plans as of June 30, 2012 as compared to June 30, 2011, and changes during the periods then ended, are presented below.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2012	2,789,833	$2.03
Granted	─	─
Exercised	─	─		$	─
Forfeited/Expired	(425,333)	1.90
Options outstanding End of Period (1)	2,364,500	2.06	3.3	$	─
Options Exercisable at June 30, 2012(1)	2,064,500	$2.13	3.0	$	─
Options Vested and expected to be vested at June 30, 2012	2,364,500	$2.06	3.3	$	─

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2011	2,755,525	$2.09
Granted	─	─
Exercised	─	─		$	─
Forfeited/Expired	(288,692)	1.79
Options outstanding End of Period (2)	2,466,833	2.12	3.2	$	─
Options Exercisable at June 30, 2011 (2)	2,155,000	$2.12	3.1	$	─
Options Vested and expected to be vested at June 30, 2011	2,450,801	$2.12	3.2	$	─

(1) Options with exercise prices ranging from $1.41 to $2.95
(2) Options with exercise prices ranging from $1.42 to $2.98

Index

7.	Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011	2012	2011
(Loss) income per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) income from continuing operations	$(1,231)	$2,552	$(2,143)	$2,019
Basic (loss) income per share	$(.02)	$.05	$(.04)	$.04
Diluted (loss) income per share	$(.02)	$.05	$(.04)	$.04

(Loss) income per share from discontinued operations attributable to Perma-Fix Environemental Services, Inc. common stockholders
(Loss) income from discontinued operations	$(60)	$(32)	$(198)	$180
Basic (loss) income per share	$—	$—	$—	$—
Diluted (loss) income per share	$—	$—	$—	$—

Weighted average common shares outstanding – basic	56,094	55,136	56,078	55,118
Potential shares exercisable under stock option plans	—	—	—	5
Potential shares upon exercise of Warrants	—	—	—	—
Weighted average shares outstanding – diluted	56,094	55,136	56,078	55,123

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,614	2,467	2,124	2,317
Upon exercise of Warrants	—	150	—	150

Index

8.	Long Term Debt

Long-term debt consists of the following at June 30, 2012 and December 31, 2011:

(Amounts in Thousands)	June 30, 2012	December 31, 2011
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at June 30, 2012) plus 2.0% or London InterBank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first six months of 2012 was 5.3%. (1) (2)	$642	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%.Effective interest rate for six months of 2012 was 4.0%. (1) (2)	14,667	15,810
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	—	318
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	579	798
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	1,458	1,863
Various capital lease and promissory note obligations, payable 2012 to 2015, interest at rates ranging from 5.0% to 7.8%.	205	259
	17,551	19,048
Less current portion of long-term debt	3,649	3,936
Less long-term debt related to assets held for sale	88	105
	$13,814	$15,007

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

(3) Original promissory note dated May 8, 2009 of $3,000,000 was modified on April 18, 2011, with principal balance of approximately $990,000.  See “Promissory Notes and Installment Agreements” below for terms of original and amended promissory notes and the final payment made on the note.

(4)  Net of debt discount of ($0) and ($117,000) for June 30, 2012 and December 31, 2011, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5)  Uncollateralized note.

(6)  Promissory note entered into in connection with acquisition of SEC on October 31, 2011.  See “Promissory Notes and Installment Agreements” below.  Also see Note 13 – “Subsequent Event – Homeland Capital Security Corporation (“Homeland”).”

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

•	a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000, using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $24,000 and $9,000 was incurred in the first and second quarter of 2012, respectively), which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011, in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”  As of June 30, 2012, the excess availability under our revolving credit was $10,982,000 based on our eligible receivables.

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

Promissory Notes and Installment Agreements
The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of Nuvotec USA, Inc. (“Nuovtec”) (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively, and was recorded as a debt discount and amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 was to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan which was at LIBOR plus 4.5%, with LIBOR at least 1.5%.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is held by and payable to his personal representative or estate).  Also, as previously disclosed, Mr. Robert Ferguson, a member of our Board of Directors acquired one-half of Mr. Lampson’s Warrant during 2011 to purchase up to 65,000 shares of the Company’s Common Stock.  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”  At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000 which was amortized as a debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.

Index

The promissory note included an embedded Put Option (“Put”) that could have been exercised upon default, whereby the lender had the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares was restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception.  We determined that the Put had nominal value during its life; therefore, no liability had been recorded to its expiration date.

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  As a result of the $500,000 prepayment, the final payment of approximately $15,500 will be due on March 15, 2014. See “Subsequent Event – Homeland Capital Security Corporation (“Homeland”)” regarding certain indemnification claims the Company is offsetting against this Note.

The promissory note payable to SEC includes an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby Homeland has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest divided by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of June 30, 2012.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

Index

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ended June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in “Note 9 - Commitments and Contingencies - Earn-Out Amount.”

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

Earn-Out Amount
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of June 30, 2012, an aggregate earn-out amount of $3,896,000 has been paid as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, as discussed above. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of June 30, 2012, our financial assurance coverage amount under this policy totaled approximately $37,496,000.  We have recorded $15,368,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $896,000 on the sinking fund as of June 30, 2012.  Interest income for the three and six months ended June 30, 2012, was approximately $7,000 and $15,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Index

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of June 30, 2012, we have recorded $5,885,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $185,000 on the sinking fund as of June 30, 2012. Interest income for the three and six months ended June 30, 2012 totaled approximately $0 and $4,000, respectively.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

10.	Discontinued Operations and Divestitures

Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes two previously shut down locations, Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments after closing.  As of June 30, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of June 30, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.  The gain was recorded during the twelve months ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments after closing.  As of June 30, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of June 30, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

Index

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of June 30, 2012. No intangible asset exists at PFSG.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2012 and 2011. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2012	2011	2012	2011

Net revenues	$599	$2,538	$1,215	$5,167
Interest expense	$(9)	$(18)	$(17)	$(37)
Operating (loss) income from discontinued operations	$(86)	$(45)	$(294)	$278
Income tax (benefit) expense	$(26)	$(13)	$(96)	$98
(Loss) ncome from discontinued operations	$(60)	$(32)	$(198)	$180

Assets related to discontinued operations total $2,381,000 and $2,343,000 as of June 30, 2012 and December 31, 2011, respectively, and liabilities related to discontinued operations total $3,913,000 and $3,972,000 as of June 30, 2012 and December 31, 2011, respectively.

The following table presents the major classes of asset and liabilities of discontinued operations that are classified as held for sale as of June 30, 2012 and December 31, 2011.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of June 30, 2012:

	June 30,	December 31,
(Amounts in Thousands)	2012	2011

Accounts receivable, net (1)	$466	$385
Inventories	31	25
Other assets	15	22
Property, plant and equipment, net (2)	1,614	1,650
Total assets held for sale	$2,126	$2,082
Accounts payable	$303	$190
Accrued expenses and other liabilities	523	577
Note payable	88	105
Environmental liabilities	1,496	1,497
Total liabilities held for sale	$2,410	$2,369

(1) net of allowance for doubtful accounts of $41,000 and $48,000 as of June 30, 2012 and December 31, 2011, respectively.

(2) net of accumulated depreciation of $62,000 for each period noted.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2012 and December 31, 2011:

Index

	June 30,	December 31,
(Amounts in Thousands)	2012	2011

Other assets	$255	$261
Total assets of discontinued operations	$255	$261
Accrued expenses and other liabilities	$1,059	$1,083
Accounts payable	14	15
Environmental liabilities	430	505
Total liabilities of discontinued operations	$1,503	$1,603

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $76,000 in environmental liabilities from the December 31, 2011 balance of $2,002,000 reflects payment on remediation projects.

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $402,000 as of June 30, 2012.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $232,000 that we expect to pay over the next year.

11.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 10 – Discontinued Operations and Divestitures."

Our reporting segments are defined as follows:

TREATMENT SEGMENT which includes:
-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

Index

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

Index

The table below presents certain financial information of our operating segments as of and for the three and six months ended June 30, 2012 and 2011 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$10,037	$23,941	$33,978	(3)	$—		$33,978
Intercompany revenues	549	49	598		—		—
Gross profit	1,088	2,686	3,774		—		3,774
Interest income	—	—	—		7		7
Interest expense	3	—	3		196		199
Interest expense-financing fees	—	—	—		26		26
Depreciation and amortization	1,125	692	1,817		18		1,835
Segment profit (loss)	72	869	941		(2,070)		(1,129)
Segment assets(1)	78,982	41,988	120,970		31,231	(4)	152,201
Expenditures for segment assets	74	103	177		2		179
Total long-term debt	108	9	117		17,346		17,463

Segment Reporting for the Quarter Ended June 30, 2011
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$17,631	$11,282	$28,913	(3)	$—		$28,913
Intercompany revenues	376	87	463		—		—
Gross profit	5,972	2,077	8,049		—		8,049
Interest income	—	—	—		13		13
Interest expense	31	1	32		151		183
Interest expense-financing fees	—	—	—		54		54
Depreciation and amortization	1,137	10	1,147		29		1,176
Segment profit (loss)	3,261	1,177	4,438		(1,886)		2,552
Segment assets(1)	98,239	2,974	101,213		31,069	(4)	132,282
Expenditures for segment assets	947	5	952		20		972
Total long-term debt	205	15	220		9,037	(5)	9,257

Segment Reporting for the Six Months Ended June 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$22,879	$49,172	$72,051	(3)	$—		$72,051
Intercompany revenues	1,158	117	1,275		—		—
Gross profit	3,809	4,266	8,075		—		8,075
Interest income	—	—	—		21		21
Interest expense	5	6	11		409		420
Interest expense-financing fees	—	—	—		60		60
Depreciation and amortization	2,255	1,152	3,407		36		3,443
Segment profit (loss)	1,164	925	2,089		(4,074)		(1,985)
Segment assets(1)	78,982	41,988	120,970		31,231	(4)	152,201
Expenditures for segment assets	242	141	383		4		387
Total long-term debt	108	9	117		17,346		17,463

Segment Reporting for the Six Months Ended June 30, 2011
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$29,966	$22,562	$52,528	(3)	$—		$52,528
Intercompany revenues	794	156	950		—		—
Gross profit	6,932	4,147	11,079		—		11,079
Interest income	—	—	—		26		26
Interest expense	64	1	65		294		359
Interest expense-financing fees	—	—	—		156		156
Depreciation and amortization	2,278	20	2,298		34		2,332
Segment profit (loss)	3,379	2,305	5,684		(3,665)		2,019
Segment assets(1)	98,239	2,974	101,213		31,069	(4)	132,282
Expenditures for segment assets	1,659	6	1,665		24		1,689
Total long-term debt	205	15	220		9,037	(5)	9,257

Index

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three and six months ended June 30, 2012 and the corresponding period of 2011: (1) Revenues from CH Plateau Remediation Company (“CHPRC”) totaled $6,323,000 or 18.5% and $12,633,000 or 17.5% for the three and six months ended June 30, 2012, respectively and $17,171,000 or 59.4% and $30,833,000 or 58.7% for the corresponding period of 2011, respectively (2) Revenues generated directly from the U.S. Department of Energy (“DOE”) accounted for $9,709,000 or 28.6% and $19,408,000 or 26.9% for the three and six months ended June 30, 2012, respectively and $0 or 0% and $0 or 0% for the corresponding period of 2011, respectively.  The increase in revenue generated directly from the DOE was attributable to the acquisition of SEC in October 31, 2011.

(4)	Amount includes assets from discontinued operations of $2,381,000 and $7,590,000 as of June 30, 2012 and 2011, respectively.

(5)
Net of debt discount of ($32,000) in connection with Warrants and Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig on May 8, 2009.  The promissory note and the Warrants were modified on April 18, 2011.  The promissory note was paid off and the debt discount became fully amortized in April 2012.  See Note 8 - “Promissory Note and Installment Agreement” for additional information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had an income tax benefit of $474,000 and income tax expense of $1,445,000 for continuing operations for the three months ended June 30, 2012 and the corresponding period of 2011, respectively, and income tax benefit of $959,000 and income tax expense of $1,105,000 for the for the six months ended June 30, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates was approximately 27.8% and 36.2% for the three months ended June 30, 2012 and 2011, respectively, and 30.9% and 35.4% for the six months ended June 30, 2012 and 2011, respectively.

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

Homeland Capital Security Corporation (“Homeland”)
As previously reported, in connection with the closing of the Company’s acquisition of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively “SEC”) from Homeland, Homeland and SEHC agreed that they were in material breach of certain representations and warranties contained in the Stock Purchase Agreement, dated July 15, 2011 (“Agreement”), relating to a fixed cost contract to which a subsidiary of SEHC was a party (“Subcontract”).  At the closing, the Company deposited $2,000,000, which represented a portion of the purchase price, in an escrow account to satisfy certain claims that the Company has or may have against Homeland for indemnification pursuant to the Agreement.  Homeland and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to another contract, then the Company could withdraw $1,500,000 from the amount deposited by the Company in escrow.  As previously reported, on January 10, 2012, the Company received from the escrow the $1,500,000, leaving a balance of $500,000 in the escrow account.

Index

As a portion of the purchase price under the Agreement, the Company issued to Homeland an unsecured Promissory Note, dated October 31, 2012, in the principal amount of $2,500,000 (the “Note”).  The outstanding principal balance of the Note as of June 30, 2012, was $1,458,000. The Agreement further provides that the Company may offset certain indemnification claims (including those arising from a breach of representations, warranties or covenants) that exceed the amount in the escrow account, against any amounts the Company owes to Homeland under the Note.

The Company currently estimates that the cost to complete the Subcontract will be $5,000,000 to $7,000,000 more than represented by Homeland in the Agreement.  As a result, on July 13, 2012, the Company notified Homeland that the Company will offset its losses resulting from such breach against the payments otherwise due under the Note, pursuant to the terms of the Note and the Agreement, including, but not limited to, the July 15, 2012 regular $76,054 monthly Note payment.  The Company has asserted a claim for the remaining balance in the escrow account as a result of this breach.  Homeland has notified the escrow agent that it does not believe that the Company is entitled to assert a claim against the escrow and has notified the Company that it does not believe the Company is entitled to offset the amounts payable under the Note.  Also, Homeland has notified the Company that it intends to assert that the Company will be in default under the terms of the Note if the regular July payment is not paid within 30 days of the due date.

If it is determined by a court of competent jurisdiction that we were not entitled to offset against the Note and, as a result, our actions resulted in an event of default under the Note, Homeland would have the right to receive in full and complete satisfaction of our obligations under the Note:

•	the cash amount of the unpaid balance of the Note, accrued and unpaid interest thereon and certain expenses (the “Payoff Amount”); or

•
number of shares of our common stock equal to the quotient determined by dividing the Payoff Amount by the average of the closing price per share of our common stock as reported on the national securities exchange on which the shares are traded during the 30 consecutive trading day period ending on the trading day immediately prior to our receipt of a demand notice pursuant to the Agreement, subject to certain limitations; or

•	a combination thereof, subject to certain limitations.

The Agreement limits the aggregate amount of Homeland’s liability to the Company to (a) $3,000,000 for indemnification claims relating to breaches of Homeland’s representations and warranties, except claims relating to any fundamental warranty (as defined in the Agreement) are limited to the $24,500,000 purchase price; and (b) $4,900,000 for indemnification claims relating to breaches of Homeland’s covenants or agreements under the Agreement.

In connection with the Subcontract discussed above and another subcontract (“second Subcontract”) that SEHC was working on prior to our acquisition, our SEC subsidiary entered into two surety bonds in the amounts of approximately $5,137,000 and $5,718,000, respectively, prior to our acquisition.  We have been informed that one of the sureties who issued the bonds is the subject of a bankruptcy proceeding.  The second Subcontract has been completed.  The Company has not been informed by the obligee that either of the subcontracts is in default as a result of the bankruptcy proceeding.  The Company has discussed this matter with its bonding agent in the event we are required to replace the bond for the Subcontract.

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

•	demand for our services subject to fluctuations;
•	funding by the federal government;
•	goals;
•	ability to improve operations;
•	economic conditions;
•	receivables are normally considered collectible within twelve month;
•	we anticipate meeting our financial covenants in remaining 2012;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	fluctuation of cash balances;
•	ability to fund expenses to remediate sites from funds generated internally;
•	ability to replace surety bond for Subcontract;
•	collectability of our receivables;
•	adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	ability to fund budgeted capital expenditures during 2012 through our operations and lease financing;
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

•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	as our operations and activities expand, there could be an increase in potential litigation;
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

•	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
•	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2011 Form 10-K.

Overview
As previously reported, as a result of the acquisition on October 31, 2011, of all of the issued and outstanding shares of capital stock of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“Safety & Ecology”), SEC Federal Services Corporation, Safety and Ecology Corporation Limited (“SECL” – a United Kingdom operation) and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (collectively, “SEC”), pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (“Homeland”) and SEHC, we made structural and reporting changes to our  internal organization and changes to our operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings.  Such restructuring also provides a functionally supported matrix management approach which better supports resource allocation by our chief operating decision maker and optimizes performance assessment.   These changes resulted in our new reporting segments:  Treatment Segment (“Treatment”) and the Services Segment (“Services”).  The Treatment Segment is comprised of treatment, processing, and disposal services of nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste. The Services Segment is comprised of on-site waste management, technical, and consulting services.  As such, the reporting of financial results and pertinent discussions below are tailored to the two newly re-aligned reportable segments.  All of the historical segment numbers presented in the Form 10-Q have been recast to conform to this change in reportable segments.

Index

Revenue increased $5,065,000 or 17.5% to $33,978,000 for the three months ended June 30, 2012 from $28,913,000 for the corresponding period of 2011.  The revenue increase included revenue of $17,325,000 from the acquisition of SEC on October 31, 2011.  Excluding revenue from this acquisition, revenue decreased $12,260,000 or 42.4% from the three months ended June 30, 2011 to June 30, 2012.  Treatment Segment revenue decreased $7,594,000 or 43.1% primarily due to lower priced waste.  Services Segment revenue decreased $4,666,000 or 41.4% primarily due to reduced revenue from the CH Plateau Remediation Company (“CHPRC”) subcontract (“CHPRC subcontract”), a cost plus award fee subcontract.  We were awarded the CHPRC subcontract in the second quarter of 2008 by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”).  This subcontract entails performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The revenue reduction was the result of a reduction in workforce which occurred during September 30, 2011 under the CHPRC subcontract.

Gross profit decreased $4,275,000 or 53.1%, which included gross profit of $1,048,000 from the SEC acquisition. Excluding gross profit from SEC, remaining gross profit decreased approximately $5,323,000 or 66.1% primarily due to decreased gross profit from our Treatment Segment.  Selling, General, and Administrative (SG&A) expenses increased $1,153,000 which included SG&A expenses of $1,238,000 of SEC. Excluding SG&A expense of SEC, remaining SG&A decreased $85,000 or 2.5%.

Our working capital position at June 30, 2012 was at $8,958,000, a decrease of $2,591,000 from a working position of $11,549,000 at December 31, 2011.

Outlook
We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending.  Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal spending reductions from uncertain budgets resulting from temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

Index

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2012	%	2011	%	2012	%	2011	%
Net revenues	$33,978	100.0	$28,913	100.0	$72,051	100.0	$52,528	100.0
Cost of goods sold	30,204	88.9	20,864	72.2	63,976	88.8	41,449	78.9
Gross profit	3,774	11.1	8,049	27.8	8,075	11.2	11,079	21.1
Selling, general and administrative	4,589	13.5	3,436	11.9	9,627	13.4	6,808	13.0
Research and development	574	1.7	395	1.4	937	1.3	661	1.3
Gain on disposal of property and equipment	(3)	―	―	―	(3)	―	―	―
(Loss) income from operations	(1,386)	(4.1)	4,218	14.5	(2,486)	(3.5)	3,610	6.8
Interest income	7	―	13	―	21	―	26	―
Interest expense	(199)	(.6)	(183)	(.6)	(420)	(.5)	(359)	(.7)
Interest expense-financing fees	(26)	―	(54)	(.1)	(60)	(.1)	(156)	(.2)
other	1	―	3	―	1	―	3	―
(Loss) income from continuing operations before taxes	(1,603)	(4.7)	3,997	13.8	(2,944)	(4.1)	3,124	5.9
Income tax (benefit) expense	(474)	(1.4)	1,445	5.0	(959)	(1.3)	1,105	2.1
(Loss) income from continuing operations	$(1,129)	(3.3)	$2,552	8.8	$(1,985)	(2.8)	$2,019	3.8

Summary – Three and Six Months Ended June 30, 2012 and 2011

Consolidated revenues increased $5,065,000 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$6,885	20.3	$13,379	46.3	$(6,494)	(48.5)
Hazardous/non-hazardous	729	2.1	721	2.5	8	1.1
Other nuclear waste	2,423	7.1	3,531	12.2	(1,108)	(31.4)
Total	10,037	29.5	17,631	61.0	(7,594)	(43.1)

Services
Nuclear services	6,062	17.9	10,645	36.8	(4,583)	(43.1)
Technical services	554	1.6	637	2.2	(83)	(13.0)
Acquisition 10/31/11 (SEC) (1)	17,325	51.0	—	—	17,325	100.0
Total	23,941	70.5	11,282	39.0	12,659	112.2

Total	$33,978	100.0	$28,913	100.0	$5,065	17.5

 (1) Includes approximately $16,038,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

Net Revenue
The Treatment Segment revenue decreased $7,594,000 or 43.1% for the three months ended June 30, 2012 over the same period in 2011. Revenue from government generators decreased $6,494,000 or 48.5% primarily due to lower averaged priced waste which was partially reduced by higher waste volume.  Revenue from hazardous and non-hazardous waste remained relatively flat as higher averaged priced waste was offset by lower waste volumes.  Other nuclear waste revenue decreased approximately $1,108,000 or 31.4% primarily due to a large commercial contract which completed in 2011 and did not reoccur in 2012.  Services Segment revenue increased $12,659,000 or 112.2% in the three months ended June 30, 2012 from the corresponding period of 2011 primarily due to the revenue of $17,325,000 generated by SEC which was acquired on October 31, 2011.  Excluding the revenue of SEC, Services Segment revenue decreased $4,666,000 or 41.4% primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CHPRC subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $4,583,000 or 43.1% under this subcontract from $10,645,000 for the three month ended June 30, 2011 to $6,062,000 for the three months ended June 30, 2012, was primarily the result of reduced headcount resulting from a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue decrease of $83,000 within the Services Segment resulted primarily from decreased external billed labor hours in our technical services area.

Index

Consolidated revenues increased $19,523,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$16,595	23.0	$22,236	42.3	$(5,641)	(25.4)
Hazardous/non-hazardous	1,585	2.2	1,848	3.5	(263)	(14.2)
Other nuclear waste	4,699	6.5	5,882	11.2	(1,183)	(20.1)
Total	22,879	31.7	29,966	57.0	(7,087)	(23.7)

Services
Nuclear services	12,011	16.7	21,339	40.7	(9,328)	(43.7)
Technical services	1,234	1.7	1,223	2.3	11	0.9
Acquisition 10/31/11 (SEC) (1)	35,927	49.9	—	—	35,927	100.0
Total	49,172	68.3	22,562	43.0	26,610	117.9

Total	$72,051	100.0	$52,528	100.0	$19,523	37.2

 (1) Includes approximately $33,221,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

Net Revenue
The Treatment Segment realized revenue decrease of $7,087,000 or 23.7% for the six months ended June 30, 2012 over the same period in 2011. Revenue from government generators decreased $5,641,000 or 25.4% primarily due to lower averaged priced waste.  Revenue from hazardous and non-hazardous waste was down $263,000 or 14.2% primarily due to lower waste volume.  Other nuclear waste revenue decreased approximately $1,183,000 or 20.1% primarily due to a large commercial contract which completed in 2011 and did not reoccur in 2012.  Services Segment revenue increased $26,610,000 or 117.9% in the six months ended June 30, 2012 from the corresponding period of 2011 primarily due to the revenue of $35,927,000 generated by SEC which was acquired on October 31, 2011.  Excluding the revenue of SEC, Services Segment revenue decreased $9,317,000 or 41.3% primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CHPRC subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $9,328,000 or 43.7% under this subcontract from $21,339,000 for the six month ended June 30, 2011 to $12,011,000 for the six months ended June 30, 2012, was primarily the result of reduced headcount resulting from a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue increase of $11,000 within the Services Segment resulted from higher vendor pass-through.

Cost of Goods Sold
Cost of goods sold increased $9,340,000 for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, as follows:

Index

		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$8,949	89.2	$11,659	66.1	$(2,710)
Services	4,978	75.2	9,205	81.6	(4,227)
Acquisition 10/31/11 (SEC)	16,277	94.0	—	—	16,277
Total	$30,204	88.9	$20,864	72.2	$9,340

Cost of goods sold for the Treatment Segment decreased $2,710,000 or 23.2% primarily due to reduced revenue, revenue mix, and reduction in certain fixed costs.  We saw reduction in costs throughout all categories within the costs of goods sold.  We continue to see reduction in salaries and payroll related expenses as we continue to manage headcount to streamline our operations.  We saw significant reductions in incentive/bonus due to reduced profitability.  Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $4,227,000 or 45.9%, which included the cost of goods sold of approximately $4,540,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $8,730,000 for the three months ended June 30, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $4,190,000 or 48.0% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $37,000 or 7.8% was primarily due to lower salaries and payroll related expenses resulting from reduced headcount.  Included within cost of goods sold is depreciation and amortization expense of $1,783,000 and $1,129,000 for the three months ended June 30, 2012, and 2011, respectively.  The increase in depreciation and amortization expense in 2012 was attributed primarily to amortization of intangible assets acquired related to the SEC acquisition.

Cost of goods sold increased $22,527,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as follows:

		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$19,070	83.4	$23,034	76.9	$(3,964)
Services	10,313	77.9	18,415	81.6	(8,102)
Acquisition 10/31/11 (SEC)	34,593	96.3	—	—	34,593
Total	$63,976	88.8	$41,449	78.9	$22,527

Cost of goods sold for the Treatment Segment decreased $3,964,000 or 17.2% primarily due to revenue mix and reduced revenue.  Costs were lower throughout most categories within costs of goods sold.  Salaries and payroll related expenses continue to decrease as we continue to manage headcount to streamline our operations.  We also saw significant reduction in incentive/bonus due to reduced profitability. Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $8,102,000 or 44.0%, which included the cost of goods sold of approximately $9,369,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $17,320,000 for the six months ended June 30, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $7,951,000 or 45.9% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $151,000 or 13.8% was primarily due to lower salaries and payroll related expenses resulting from the reduction in workforce which occurred during March 2011 in our engineering group within the Segment.  Included within cost of goods sold is depreciation and amortization expense of $3,322,000 and $2,261,000 for the six months ended June 30, 2012, and 2011, respectively.  The increase in depreciation and amortization expense in 2012 was attributed primarily to amortization of intangible assets acquired related to the SEC acquisition.

Gross Profit
Gross profit for the quarter ended June 30, 2012, decreased $4,275,000 over 2011, as follows:

Index

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$1,088	10.8	$5,972	33.9	$(4,884)
Services	1,638	24.8	2,077	18.4	(439)
Acquisition 10/31/11 (SEC)	1,048	6.0	—	—	1,048
Total	$3,774	11.1	$8,049	27.8	$(4,275)

The Treatment Segment gross profit decreased $4,884,000 or 81.8% due to a decrease in revenue.  Gross margin decreased to 10.8% from 33.9% due to lower revenue, revenue mix and the impact of fixed costs.     Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $439,000 or 21.1% primarily due to gross profit decrease of $393,000 or 20.5% for the CHPRC subcontract.  Gross profit for the CHPRC was $1,522,000 and $1,915,000 for the three months ended June 30, 2012 and the corresponding period of 2011, respectively. The decrease in gross profit for the CHPRC subcontract was reflective of the revenue decrease under this subcontract.  The increase in gross margin to 25.1% from 18.0% under this CHPRC subcontract was in accordance with the cost plus contract fee provisions.  The remaining Services Segment gross profit decrease of $46,000 or 28.4% was primarily due to lower revenue from reduced external labor hours.

Gross profit for the six months ended June 30, 2012, decreased $3,004,000 over 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$3,809	16.6	$6,932	23.1	$(3,123)
Services	2,932	22.1	4,147	18.4	(1,215)
Acquisition 10/31/11 (SEC)	1,334	3.7	—	—	1,334
Total	$8,075	11.2	$11,079	21.1	$(3,004)

The Treatment Segment gross profit decreased $3,123,000 or 45.1% due to decreased revenue and gross margin decreased to 16.6% from 23.1% due to low revenue,  revenue mix, and the impact of fixed costs.  Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $1,215,000 or 29.3% primarily due to gross profit decrease of $1,377,000 or 34.3% under the CHPRC subcontract.  Gross profit for the CHPRC subcontract decreased $1,377,000 to $2,642,000 for the six months ended June 30, 2012 from $4,019,000 for the corresponding period of 2011, which was reflective of the revenue decrease under this subcontract.  The gross margin of 22.0% and 18.8% for the same period, respectively, was in accordance with the contract fee provisions.  The remaining Services Segment gross profit increase of $162,000 or 126.6% was primarily due to lower salaries and payroll related expenses from lower headcount resulting from the reduction in workforce which occurred during March 2011 in our engineering group within the Segment.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $1,153,000 for the three months ended June 30, 2012, as compared to the corresponding period for 2011, as follows:

Index

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$1,785	—	$1,663	—	$122
Treatment	886	8.8	1,117	6.3	(231)
Services	680	10.3	656	5.8	24
Acquisition 10/31/11 (SEC)	1,238	7.1	—	—	1,238
Total	$4,589	13.5	$3,436	11.9	$1,153

The increase in administrative SG&A was primarily the result of higher salaries and payroll related expenses due to additional headcount resulting from centralization of accounting functions from the SEC operations to the corporate office as part of the Company’s consolidation process related to the acquisition. The increase in headcount at the corporate office was reduced by headcount under our SEC operations. In addition, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012. The Company did not sell any shares of our Common Stock from the registration statement.  The increase in costs mentioned above was partially offset by lower incentive/bonus expense.  In addition, we incurred lower legal and consulting expenses as higher costs were incurred in 2011 in connection with the acquisition of SEC.  Treatment SG&A was lower primarily due to lower commission/incentive expense and lower outside service expense.  In addition, general expenses were lower throughout all categories resulting from the Company’s effort to streamline costs.  The slight increase in Services SG&A (excluding SEC acquisition) was primarily due to higher salaries and payroll related expenses which were offset by lower bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $52,000 and $47,000 for the three months ended June 30, 2012, and 2011, respectively.

SG&A expenses increased $2,819,000 for the six months ended June 30, 2012, as compared to the corresponding period for 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$3,525	—	$3,175	—	$350
Treatment	2,150	9.4	2,290	7.6	(140)
Services	1,388	10.5	1,343	6.0	45
Acquisition 10/31/11 (SEC)	2,564	7.1	—	—	2,564
Total	$9,627	13.4	$6,808	13.0	$2,819

Excluding the SG&A of SEC of $2,564,000, the increase in administrative SG&A was primarily the same reasons noted above for the three months ended June 30, 2012 as discussed above.  Treatment SG&A was lower primarily due to lower salaries and payroll related expenses and lower commission/incentive expense.  In addition, general expenses were lower throughout all categories resulting from the Company’s effort to streamline costs.  The decrease in Treatment Segment expense was partially reduced by higher bad debt expense.  The increase in Services SG&A (excluding SEC acquisition) was primarily due to higher salaries and payroll related expenses which were offset by lower bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $121,000 and $71,000 for the six months ended June 30, 2012 and 2011, respectively.

Index

Research and Development
Research and development costs increased $179,000 for the three months ended June 30, 2012, as compared to the corresponding period of 2011.

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Research and Development	$574	1.7	$395	1.4	$179

The increase was primarily due to increased lab and payroll costs from more research and development projects.

Research and Development
Research and development costs increased $276,000 for the six months ended June 30, 2012, as compared to the corresponding period of 2011.

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Research and Development	$937	1.3	$661	1.3	$276

The increase was primarily due to increased payroll and lab costs from more research and development projects.

Interest Expense
Interest expense increased $16,000 and $61,000 for the three and six months ended June 30, 2012, respectively, as compared to the corresponding period of 2011.

	Three Months			Six Months
(In thousands)	2012	2011	Change	2012	2011	Change
PNC interest	$155	$111	$44	$310	$208	$102
Other	44	72	(28)	110	151	(41)
Total	$199	$183	$16	$420	$359	$61

The increase in interest expense for the three and six months ended June 30, 2012, as compared to the corresponding period of 2011 was primarily due to higher interest from higher Term Loan balance resulting from our Amended and Restated Revolving Credit Term Loan and Security Agreement (“Amended Loan Agreement”) that we entered into with PNC on October 31, 2011.  In addition, we incurred higher interest resulting from the $2,500,000 note we entered into with Homeland resulting from the acquisition of SEC on October 31, 2011.  The higher interest expense mentioned above was partially offset by lower interest on our revolver resulting from lower average balances, lower interest expense resulting from the payoff of the shareholder note in June 2011 in connection with the acquisition of PFNWR, and lower interest related to certain vendor invoices.

Interest Expense- Financing Fees
Interest expense-financing fees decreased approximately $28,000 and $96,000 for the three and six months ended June 2012, respectively, as compared to the corresponding period of 2011.  The decrease for the three and six months ended June 30, 2012, was primarily due to the debt discount which became fully amortized as financing fees on May 8, 2011 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009.  This decrease in interest expense-financing fees was partially offset by additional debt discount amortized related to the extension of the two Warrants as consideration for extending the due date of the loan from May 8, 2011 to April 8, 2012.

Index

Income Tax Expense
We had an income tax benefit of $474,000 and income tax expense of $1,445,000 for continuing operations for the three months ended June 30, 2012 and the corresponding period of 2011, respectively, and income tax benefit of $959,000 and income tax expense of $1,105,000 for the for the six months ended June 30, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates was approximately 27.8% and 36.2% for the three months ended June 30, 2012 and 2011, respectively, and 30.9% and 35.4% for the six months ended June 30, 2012 and 2011, respectively.   We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

Discontinued Operations and Divestitures
Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes two previously shut down locations, Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement, dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration is subject to certain working capital adjustments after closing.  As of June 30, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of June 30, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 to be received from the buyer.  The gain was recorded during the twelve months ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement, dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration is subject to certain working capital adjustments after closing.  As of June 30, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of June 30, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of June 30, 2012. No intangible asset exists at PFSG.

Our discontinued operations had net revenue of $599,000 and $1,215,000 for the three and six months ended June 30, 2012, as compared to $2,538,000 and $5,167,000 for the corresponding period of 2011.  We had net loss of $60,000 and net loss of $198,000 for our discontinued operations for the three and six months ended June 30, 2012, respectively, as compared to net loss of $32,000 and net income of $180,000 for the three and six months ended June 30, 2011, respectively.

Assets and liabilities related to discontinued operations total $2,381,000 and $3,913,000 as of June 30, 2012, respectively and $2,343,000 and $3,972,000 as of December 31, 2011, respectively.

Index

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

At June 30, 2012, we had cash of $1,260,000.  The following table reflects the cash flow activities during the first six months of 2012.

(In thousands)	2012
Cash used in operating activities of continuing operations	$(8,697)
Cash used in operating activities of discontinued operations	(372)
Cash used in investing activities of continuing operations	(783)
Cash used in financing activities of continuing operations	(926)
Principal repayment of long-term debt for discontinued operations	(17)
Decrease in cash	$(10,795)

As of June 30, 2012, we were in a net borrowing position (revolving credit facility) and therefore attempt to move all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at June 30, 2012, primarily represents cash provided by operations (including cash balance of our noncontrolling interest which is not subject to our borrowing availability) and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $17,404,000 at June 30, 2012, a decrease of $1,702,000 over the December 31, 2011 balance of $19,106,000.  The decrease was primarily due to reduction in invoicing due to decreased revenue.  In addition, cash collection also contributed to the reduction in accounts receivables.

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

Index

As of June 30, 2012, unbilled receivables totaled $13,689,000, an increase of $3,394,000 from the December 31, 2011 balance of $10,295,000.  Treatment unbilled receivables decreased $242,000 from $7,542,000 as of December 31, 2011 to $7,300,000 as of June 30, 2012.  Services Segment unbilled receivables (which are all current) increased $3,636,000 from a balance of $2,753,000 as of December 31, 2011 to $6,389,000 as of June 30, 2012.  The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of June 30, 2012 was $13,308,000, an increase of $3,437,000 from the balance of $9,871,000 as of December 31, 2011. The long term portion as of June 30, 2012 was $381,000, a decrease of $43,000 from the balance of $424,000 as of December 31, 2011.

As of June 30, 2012, total consolidated accounts payable was $10,747,000, a decrease of $2,370,000 from the December 31, 2011 balance of $13,117,000.  The decrease was primarily due to payment of our vendor invoices from cash collected.  We continue to manage payment terms with our vendors to maximize our cash position throughout both segments.

Accrued expenses as of June 30, 2012, totaled $7,340,000, a decrease of $2,193,000 over the December 31, 2011 balance of $9,533,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily the payment of fiscal year end 2011 bonus/incentives. In addition, monthly payments for the Company’s general insurance policies and our closure policy for our treatment operations attributed to the decrease in accrued expenses.

Our working capital was $8,958,000 (which included working capital of our discontinued operations) as of June 30, 2012, as compared to a working capital of $11,549,000 as of December 31, 2011. Our working capital was negatively impacted by the reduction in our cash used to pay our final two payments of our closure policies into the sinking fund, payment of the Company’s bonus/incentive for fiscal year 2011, and payments of our accounts payable as discussed above.  Our working capital was positively impacted by the increase in our unbilled receivables and the reduction of our unearned revenue.

The cash portion of our working capital at December 31, 2011 was relatively high due to a number of waste shipments received, invoiced and collected prior to year end. A large amount of this waste was not processed and was therefore carried as unearned revenue at year end. Conversely, waste shipments have been slow in the first half of 2012 while we processed our backlog of waste, generating revenue but utilizing cash flow for processing expenses. The cash balance within our working capital will continue to fluctuate depending on the timing of waste shipments, the contractual timing of invoicing these shipments and the time it takes to collect on these invoices.

Investing Activities
Our purchases of capital equipment for the six months ended June 30, 2012 totaled approximately $387,000.  These expenditures were for improvements to operations within both Segments.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,681,000 for 2012 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Index

The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of June 30, 2012, our financial assurance coverage amount under this policy totaled approximately $37,496,000.  We have recorded $15,368,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $896,000 on the sinking fund as of June 30, 2012.  Interest income for the three and six months ended June 30, 2012, was approximately $7,000 and $15,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have the option to renew this policy at the end of the four year term. We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of June 30, 2012, we have recorded $5,885,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $185,000 on the sinking fund as of June 30, 2012. Interest income for the three and six months ended June 30, 2012 totaled approximately $0 and $4,000, respectively.  On July 31, 2011, the policy was renewed for an additional year which required a $46,000 fee.  We have the option to renew this policy annually going forward with a similar fee which will be determined at the time of renewal.  All other terms of the policy remain substantially unchanged.

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

•	a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and

•	equipment line of credit up to $2,500,000, subject to certain limitations.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

Index

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $24,000 and $9,000 was incurred in the first and second quarter of 2012, respectively), which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011, in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.” As of June 30, 2012, the excess availability under our revolving credit was $10,982,000 based on our eligible receivables.

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

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2011 and 2012, and we expect to meet our financial covenants in remaining 2012.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of June 30, 2012:

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	1:91:1	1:62:1
Minimum tangible adjusted net worth	$30,000	$65,010	$64,261

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  The Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  As a result of the $500,000 prepayment, the final payment of approximately $15,500 will be due on March 15, 2014. See “Known Trends and Uncertainties – Homeland Capital Security Corporation (“Homeland”)” in this section regarding certain indemnification claims the Company is offsetting against this Note.

The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of Nuvotec USA, Inc. (“Nuovtec”) (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants were exercisable six months from May 8, 2009 and were to expire on May 8, 2011. We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be $476,000 and $190,000, respectively, and was recorded as a debt discount and amortized over the term of the loan as interest expense – financing fees. On April 18, 2011, we entered into an amendment to the promissory note whereby the remaining principal balance on the promissory note of approximately $990,000 was to be repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan which was at LIBOR plus 4.5%, with LIBOR at least 1.5%.  As consideration of the amended loan, the original Warrants issued to Mr. Lampson and to Mr. Rettig which were to expire on May 8, 2011, were extended to May 8, 2012 at the same exercise price (Mr. Rettig is deceased; accordingly, the amended Warrant and the remaining portion of the note payable to Mr. Rettig is held by and payable to his personal representative or estate).  Also, as previously disclosed, Mr. Robert Ferguson, a member of our Board of Directors acquired one-half of Mr. Lampson’s Warrant during 2011 to purchase up to 65,000 shares of the Company’s Common Stock.  We accounted for the amended loan as a modification in accordance with ASC 470-50, “Debt – Modifications and Extinguishments”. At the date of the loan modification, unamortized debt discount and fees on the original loan and the fair value of the modified Warrants were determined to be approximately $42,000 which was amortized as a debt discount over the term of the modified loan as interest expense-financing fees in accordance to ASC 470-50.  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.

Index

In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of June 30, 2012, an aggregate earn-out amount of $3,896,000 has been paid as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, as discussed above. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on June 26, 2009.  The shelf registration statement provided the Company the ability to sell up to 5,000,000 shares of its Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time.  The terms of any offering under the registration statement was to be established at the time of the offering.  The Company did not sell any share under the shelf registration statement and on June 26, 2012, the shelf registration statement expired.

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

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	2012	2013- 2015	2016 - 2017	After 2017
Long-term debt	$17,551	$1,831	$8,411	$7,309	$—
Interest on fixed rate long-term debt (1)	102	53	49	—	—
Interest on variable rate debt (2)	2,052	329	1,463	260	—
Operating leases	3,704	481	2,024	1,056	143
Pension withdrawal liability (3)	402	102	300	—	—
Environmental contingencies (4)	1,926	515	1,189	144	78
Total contractual obligations	$25,737	$3,311	$13,436	$8,769	$221

 (1)  The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Also, in connection with the acquisition of SEHC and its subsidiaries on October 31, 2011, the Company entered into a promissory note in the principal amount of $2,500,000 at an annual interest rate of 6%, with Homeland. The Company prepaid $500,000 of the principal within 10 days of the closing of the acquisition.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0%, respectively, over the prime rate of interest, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over LIBOR. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.0% and 3.5% (assuming LIBOR of .5%), respectively, in years 2012 to October 31, 2016.  See “Liquidity and Capital Resources – Financing Activities” for further information on the Amended and Restated Revolving Credit, Term Loan and Security Agreement entered into with PNC Bank on October 31, 2011.

(3) The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI and remains the financial obligations of the Company.  See Discontinued Operations earlier in this section for discussion on our discontinued operations.

(4) The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted here are for PFMI, PFM, PFSG, and PFD.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

For our Services Segment, revenues on services are performed under time and material, fixed price, and cost-reimbursement contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. We estimate our percentage of completion based on attainment of project milestones.  Revenues and costs associated with time and material contracts are recognized as revenue when earned and costs are incurred.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2011 and 1.2%, of accounts receivable as of December 31, 2011.  Additionally, this allowance was approximately 0.4% of revenue for the six months ended June 30, 2012 and 1.6%, of accounts receivable as of June 30, 2012.

Index

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired, or goodwill, and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We test each Reporting Unit’s goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2011 and 2010 resulted in no impairment of goodwill and permits. Our October 1, 2011 and 2010 impairment tests were performed based on our previous two reporting units:  1) Nuclear reporting unit, which included all of our treatment operations and operation under our CHPRC subcontract, and 2) Engineering reporting unit, which included our SYA subsidiary operations.  The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Reporting Unit’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2011 included sales revenue and projected margin which are based on our current revenue and projected government funding as it relates to our existing government contracts. The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity, (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structural and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for our treatment reporting unit as of October 1, 2011 which did not result in any impairment.  We will perform all future goodwill impairment analyses on the new four reporting units.

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

Known Trends and Uncertainties
The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment and Services Segments.  For our Treatment Segment, in conjunction with the federal government’s September 30 fiscal year-end, the Treatment Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly, for a period of approximately three months following September 30, this segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.

Our Services Segment generally experiences a seasonal slowdown during the winter months as heavy construction projects are typically performed in the early Spring to late Fall months, winter weather conditions delay work at project sites, and our technical services experience reduced activities and related billable hours throughout the November and December holiday period.

Economic Conditions. With much of our segments’ customer base being government or prime contractors treating government waste, economic upturns or downturns have not historically had a significant impact on the demand for our services.

We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending.  Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to the completion of most stimulus funded projects and federal spending reductions from uncertain budgets resulting from temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $28,985,000 or 85.3% and $61,827,000 or 85.8% of our total revenue from continuing operations during the three and six months ended June 30, 2012, respectively, as compared to $24,024,000 or 83.1% and $43,575,000 or 83.0% of our total revenue from continuing operations during the corresponding period of 2011, respectively.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three and six months ended June 30, 2012, respectively, and the corresponding period of 2011, respectively: (1) Revenues from CHPRC totaled $6,323,000 or 18.5% and $12,633,000 or 17.5% for the three and six months ended June 30, 2012, respectively, as compared to $17,171,000 or 59.4% and $30,833,000 or 58.7% for the corresponding period of 2011, respectively; and (2) Revenues generated directly from the DOE accounted for $9,709,000 or 28.6% and $19,408,000 and 26.9% for the three and six months ended June 30, 2012, respectively, as compared to $0 and 0% and $0 and 0% for the corresponding period of 2011, respectively.  The increase in revenue generated directly from the DOE was attributed primarily from the acquisition of SEC in October 31, 2011. Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment).

Homeland Capital Security Corporation (“Homeland”).
As previously reported, in connection with the closing of our acquisition of Safety & Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively “SEC”) from Homeland, Homeland and SEHC agreed that they were in material breach of certain representations and warranties contained in the Stock Purchase Agreement, dated July 15, 2011 (“Agreement”), relating to a fixed cost contract to which a subsidiary of SEHC was a party (“Subcontract”).  At the closing, we deposited $2,000,000, which represented a portion of the purchase price, in an escrow account to satisfy certain claims that we have or may have against Homeland for indemnification pursuant to the Agreement.  Homeland and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to another contract, then we could withdraw $1,500,000 from the amount deposited by the Company in escrow.  As previously reported, on January 10, 2012, we received from the escrow the $1,500,000, leaving a balance of $500,000 in the escrow account.

Index

As a portion of the purchase price under the Agreement, we issued to Homeland an unsecured Promissory Note, dated October 31, 2012, in the principal amount of $2,500,000 (the “Note”).  The outstanding principal balance of the Note as of June 30, 2012, was $1,458,000. The Agreement further provides that we may offset certain indemnification claims (including those arising from a breach of representations, warranties or covenants) that exceed the amount in the escrow account, against any amounts we owe to Homeland under the Note.

We currently estimates that the cost to complete the Subcontract will be $5,000,000 to $7,000,000 more than represented by Homeland in the Agreement.  As a result, on July 13, 2012, we notified Homeland that we will offset our losses resulting from such breach against the payments otherwise due under the Note, pursuant to the terms of the Note and Agreement, including, but not limited to, the July 15, 2012 regular $76,054 monthly Note payment.  We also have asserted a claim for the remaining balance in the escrow account as a result of this breach.  Homeland has notified the escrow agent that it does not believe that we are entitled to assert a claim against the escrow amount and has notified us that it does not believe we are entitled to offset the amounts payable under the Note.  Also, Homeland has notified us that it intends to assert that we will be in default under the terms of the Note if the regular July payment is not paid within 30 days of the due date.

If it is determined by a court of competent jurisdiction that we were not entitled to offset against the Note and, as a result, our actions resulted in an event of default under the Note, Homeland would have the right to receive in full and complete satisfaction of our obligations under the Note:

•	the cash amount of the unpaid balance of the Note, accrued and unpaid interest thereon and certain expenses (the “Payoff Amount”); or

•
number of shares of our common stock equal to the quotient determined by dividing the Payoff Amount by the average of the closing price per share of our common stock as reported on the national securities exchange on which the shares are traded during the 30 consecutive trading day period ending on the trading day immediately prior to our receipt of a demand notice pursuant to the Agreement, subject to certain limitations; or

•	a combination thereof, subject to certain limitations.

The Agreement limits the aggregate amount of Homeland’s liability to the Company to (a) $3,000,000 for indemnification claims relating to breaches of Homeland’s representations and warranties, except claims relating to any fundamental warranty (as defined in the Agreement) are limited to the $24,500,000 purchase price; and (b) $4,900,000 for indemnification claims relating to breaches of Homeland’s covenants or agreements under the Agreement.

In connection with the Subcontract discussed above and another subcontract (“second Subcontract”) that SEHC was working on prior to our acquisition, our SEC subsidiary entered into two surety bonds in the amounts of approximately $5,137,000 and $5,718,000, respectively, prior to our acquisition.  We have been informed that one of the sureties who issued the bonds is the subject of a bankruptcy proceeding.  The second Subcontract has been completed.  We have not been informed by the obligee that either of the subcontracts is in default as a result of the bankruptcy proceeding.  We have discussed this matter with our bonding agent, and in the event that we are required to replace the bond for the Subcontract, we believe we can do so.

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

Index

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

Profit Sharing Plan
We adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee’s elective contributions.  Our contributions vest over a period of five years.  We matched 25% of our employees’ contributions.  We contributed $432,000 in matching funds during 2011.  Effective June 15, 2012, we suspended our matching contribution in an effort to reduce costs in light of the recent economic environment.  We will evaluate the reversal of this suspension as the economic environment improves.

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

Index

At June 30, 2012, we had total accrued environmental remediation liabilities of $1,926,000 of which $781,000 is recorded as a current liability, which reflects a decrease of $76,000 from the December 31, 2011, balance of $2,002,000.  The net decrease represents payments on remediation projects.  The June 30, 2012, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$215	$97	$312
PFM	49	15	64
PFSG	482	1,014	1,496
PFMI	35	19	54
Total Liability	$781	$1,145	$1,926

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR.  As of June 30, 2012, the Company had approximately $15,309,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of June 30, 2012, our interest cost would change by approximately $153,090.  As of June 30, 2012, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  The Company has a small foreign operation (Safety & Ecology Corporation Limited (“SECL”) - a United Kingdom corporation) located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  As of June 30, 2012, SECL’s assets were $79,000 or .05% of the total consolidated assets of the Company and had generated revenues of approximately $84,000 in U.S. dollars for the six months ended June 30, 2012 (which represented 0.1% of our total revenue for continuing operations for the six months ended June 30, 2012); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of June 30, 2012.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Subcontract between CH2M Hill Plateau Remediation Company, Inc. and East Tennessee Material and Energy Corporation, dated May 27, 2008, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2010.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 8, 2012	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 8, 2012	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer