Form 10-Q
period 2012-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2012-11-08
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 1, 2012
Common Stock, $.001 Par Value	56,200,315
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in Thousands, Except for Share and per Share Amounts)	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$2,753	$12,055
Restricted cash	35	1,535
Accounts receivable, net of allowance for doubtful accounts of $803 and $228, respectively	14,981	19,106
Unbilled receivables - current	8,694	9,871
Retainage receivable	399	912
Inventories	443	573
Prepaid and other assets	6,078	5,104
Deferred tax assets - current	2,187	2,426
Current assets related to discontinued operations	526	693
Total current assets	36,096	52,275

Property and equipment:
Buildings and land	26,338	26,026
Equipment	34,665	34,283
Vehicles	661	818
Leasehold improvements	11,624	11,529
Office furniture and equipment	2,128	2,081
Construction-in-progress	334	764
	75,750	75,501
Less accumulated depreciation and amortization	(39,263)	(35,666)
Net property and equipment	36,487	39,835

Property and equipment related to discontinued operations	1,614	1,650

Intangibles and other long term assets:
Permits	16,814	16,854
Goodwill	29,288	27,063
Other intangible assets - net	3,787	4,258
Unbilled receivables – non-current	363	424
Finite risk sinking fund	21,262	19,354
Deferred tax asset, net of liabilities	1,211	1,295
Other assets	1,586	1,595
Total assets	$148,508	$164,603

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

(Amounts in Thousands, Except for Share and per Share Amounts)	September 30, 2012	December 31, 2011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,026	$13,117
Accrued expenses	7,184	9,533
Disposal/transportation accrual	1,759	1,957
Unearned revenue	4,256	6,260
Billings in excess of costs and estimated earnings	1,920	3,226
Current liabilities related to discontinued operations	1,718	2,197
Current portion of long-term debt	3,636	3,906
Total current liabilities	29,499	40,196

Accrued closure costs	11,332	11,937
Other long-term liabilities	658	610
Long-term liabilities related to discontinued operations	1,953	1,775
Long-term debt, less current portion	12,803	15,537
Total long-term liabilities	26,746	29,859

Total liabilities	56,245	70,055

Commitments and Contingencies
Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285
Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 56,186,121 and 56,068,248 shares issued, respectively; 56,147,911 and 56,030,038 shares outstanding, respectively	56	56
Additional paid-in capital	102,710	102,411
Accumulated deficit	(12,271)	(9,505)
Accumulated other comprehensive loss	—	(3)
Less Common Stock in treasury, at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	90,407	92,871
Non-controlling interest	571	392
Total stockholders' equity	90,978	93,263

Total liabilities and stockholders' equity	$148,508	$164,603

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2012		2011		2012		2011

Net revenues		$29,128		$32,787		$101,180		$85,315
Cost of goods sold		24,694		21,486		88,720		62,935
Gross profit		4,434		11,301		12,460		22,380

Selling, general and administrative expenses		4,198		4,022		13,825		10,829
Research and development		502		357		1,390		1,019
Loss on disposal of property and equipment		18		―		15		―
(Loss) income from operations		(284)		6,922		(2,770)		10,532

Other income (expense):
Interest income		10		14		31		40
Interest expense		(223)		(99)		(642)		(458)
Interest expense-financing fees		(23)		(22)		(84)		(178)
Other		9		5		10		8
(Loss) income from continuing operations before taxes		(511)		6,820		(3,455)		9,944
Income tax (benefit) expense		(168)		2,399		(1,126)		3,504
(Loss) income from continuing operations, net of taxes		(343)		4,421		(2,329)		6,440

Loss from discontinued operations, net of taxes		(61)		(187)		(258)		(7)
Gain on disposal of discontinued operations, net of taxes		―		1,777		―		1,777
Net (loss) income		(404)		6,011		(2,587)		8,210

Less: net income attributable to non-controlling interest		21		―		179		―

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders		$(425)		$6,011		$(2,766)		$8,210

Net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations		$(.01)		$.08		$(.04)		$.12
Discontinued operations	$	―	$	―		$(.01)	$	―
Disposal of discontinued operations	$	―		$.03	$	―		$.03
Net (loss) income per common share		$(.01)		$.11		$(.05)		$.15

Net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations		$(.01)		$.08		$(.04)		$.12
Discontinued operations	$	―	$	―		$(.01)	$	―
Disposal of discontinued operations	$	―		$.03	$	―		$.03
Net (loss) income per common share		$(.01)		$.11		$(.05)		$.15

Number of common shares used in computing net (loss) income per share:
Basic		56,140		55,174		56,099		55,137
Diluted		56,140		55,174		56,099		55,142

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011

Net (loss) income	$(404)	$6,011	$(2,587)	$8,210
Other comprehensive income:
Foreign currency translation gain	1	―	3	―
Total other comprehensive income	1	―	3	―

Comprehensive (loss) income	(403)	6,011	(2,584)	8,210
Comprehensive income attributable to non-controlling interest	21	―	179	―
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(424)	$6,011	(2,763)	$8,210

The accompanying notes are an integral part of these consolidated financial statements

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,587)	$8,210
Less: (loss) income on discontinued operations	(258)	1,770

(Loss) income from continuing operations	(2,329)	6,440
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	4,522	3,503
Amortization of debt discount	12	131
Amortization of fair value of customer contracts	(3,156)	―
Deferred tax (benefit) expense	(1,262)	1,709
Provision for bad debt and other reserves	50	22
Loss on disposal of plant, property and equipment	15	―
Foreign exchange gain	3	―
Issuance of common stock for services	164	159
Stock-based compensation	135	262
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	4,061	(8,513)
Unbilled receivables	1,000	2,545
Prepaid expenses, inventories and other assets	2,330	982
Accounts payable, accrued expenses and unearned revenue	(11,396)	6,864
Cash (used in) provided by continuing operations	(5,851)	14,104
Cash used in discontinued operations	(458)	(741)
Cash (used in) provided by operating activities	(6,309)	13,363

Cash flows from investing activities:
Purchases of property and equipment	(412)	(1,995)
Change in restricted cash, net	1,500	(40)
Proceeds from sale of plant, property and equipment	121	―
Payment to finite risk sinking fund	(1,908)	(1,918)
Cash used in investing activities of continuing operations	(699)	(3,953)
Cash (used in) provided by investing activities of discontinued operations	(2)	5,376
Cash (used in) provided by investing activities	(701)	1,423

Cash flows from financing activities:
Net borrowings of revolving credit	―	(2,019)
Principal repayments of long term debt	(2,831)	(2,763)
Proceeds from finite risk financing	565	685
Cash used in financing activities of continuing operations	(2,266)	(4,097)
Principal repayments of long term debt for discontinued operations	(26)	(149)
Cash used in financing activities	(2,292)	(4,246)

(Decrease) increase in cash	(9,302)	10,540
Cash at beginning of period	12,055	101
Cash at end of period	$2,753	$10,641

Supplemental disclosure:
Interest paid	$717	$563
Income taxes paid	470	551
Non-cash investing and financing activities:
Warrants extension for debt modification	―	36

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited) For the nine months ended September 30, 2012

	Common Stock
(Amounts in Thousands, Except for Share Amounts)	Shares	Amount	Additional Paid-In Capital	Common Stock Held In Treasury	Accumulated Other Comprehensive (Loss) Income	Non-Contolling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	56,068,248	$56	$102,411	$(88)	$(3)	$392	$(9,505)	$93,263

Net income (loss)	—	—	—	—	—	179	(2,766)	(2,587)
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Issuance of Common Stock for services	117,873	—	164	—	—	—	—	164
Stock-Based Compensation	—	—	135	—	—	—	—	135
Balance at September 30, 2012	56,186,121	$56	$102,710	$(88)	$—	$571	$(12,271)	$90,978

The accompanying notes are an integral part of these consolidated financial statements

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”)  in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012.

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

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-04 January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, and in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  Both ASUs amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. Both ASUs were effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  These ASUs changed our financial statement presentation of comprehensive income but did not impact our net income, financial position, or cash flows. Upon adoption on January 1, 2012, we elected to present comprehensive income in two separate but consecutive statements as part of the condensed financial statements included in this Quarterly Report on Form 10-Q.

Index

Recent Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) which amends the guidance in Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill” (“ASC 350-30”) on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  Subject to certain limitations, the Note may be subject to offset of amounts Homeland owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement under certain terms and conditions (see below regarding certain indemnification claims that the Company is asserting).   Under the terms of the Note, in the event of a continuing event of default under the Note, Homeland has the option to convert the unpaid portion of the Note into our restricted shares of Common Stock equal to the quotient determined by dividing the principal amount owing under the Note and all accrued and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange or automatic quotation system on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default that is continuing; provided that the number of shares of our Common Stock to be issued to Homeland under the Note in the event of a continuing event of default plus the number of shares of our Common Stock issued to the Management Investors, as discussed below, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement; and

Index

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against Homeland for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  Homeland and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then the Company could withdraw $1,500,000 from the amount deposited into the escrow.  On January 10, 2012, we received $1,500,000 from the escrow as certain conditions were not met under this certain contract as of December 31, 2011, leaving a balance of $500,000 in the escrow account.  (See below for a discussion of the Company’s claim for the remaining $500,000 balance in the escrow).

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

Subsequent to the closing, we have discovered that, in addition to the above described $1,500,000 claim (which we received from the escrow account in January 2012), it will require in excess of $7,000,000 more than represented by Homeland under the Purchase Agreement to complete a fixed cost contract entered into by SEC prior to closing and that the covenant made by Homeland in the Purchase Agreement that SEC’s consolidated GAAP liabilities would not exceed $15,000,000 at closing was incorrect, as SEC’s consolidated GAAP liabilities were approximately $24,000,000 as of the closing.  As a result, we have placed Homeland on notice of these claims and have provided notice to the escrow agent of Homeland’s breach.

Homeland has denied our claims that it has breached its representations and warranties as to the fixed cost contract and is reviewing our claim that it breached its covenant that SEC’s consolidated GAAP liabilities would not exceed $15,000,000 at closing.  Thus, the remaining $500,000 held in escrow is being retained in escrow as disputed claims until our claims are resolved.

We are currently negotiating with Homeland as to the above described claims, and if we are unable to resolve these claims in a satisfactory manner, we will consider taking whatever action we deem necessary to protect our interest.

The Purchase Agreement limits the aggregate amount of Homeland’s liability to us to (a) $3,000,000 for indemnification claims relating to breaches of Homeland’s representations and warranties, except claims relating to any fundamental warranty are limited to the $24,500,000 as stated in the original purchase agreement; and (b) $4,900,000 for indemnification claims relating to breaches of Homeland’s covenants or agreements under the Purchase Agreement.  Fundamental warranty includes, but is not limited to, intentional or willful misrepresentation or warranty and intentional or willful breach of any covenant.

The acquisition was accounted for using the purchase method of accounting, in accordance with FASB Accounting Standards Codification (“ASC”) 805 – “Business Combinations.”  The consideration for the acquisition was attributed to net assets on the basis of the fair values of assets acquired and liabilities assumed as of October 31, 2011.  The excess of the cost of the acquisition over the estimated fair values of the net tangible assets and intangible assets on the acquisition date, which amounted to $13,119,000, was allocated to goodwill which is not amortized but subject to an annual impairment test.  The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such, the estimated purchase price allocation is preliminary and subject to further revision.  The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed as of September 30, 2012:

Index

(Amounts in thousands)

Current assets	$22,458
Property, plant and equipment	2,135
Intangible assets	4,204
Goodwill	13,119
Total assets acquired	41,916
Current liabilities	(15,860)
Customer contracts	(5,710)
Non-current liabilities	(2,091)
Total liabilities acquired	(23,661)
Non-controlling interest	(370)
Total consideration	$17,885

The following table summarizes the preliminary components of tangible assets acquired:

(Amounts in thousands)	Preliminary Fair Value	Weighted Average Estimated Useful Life

Vehicles	$583	5.0 years
Lab equipment	1,235	7.0 years
Office furniture and equipment	317	4.0 years
Total tangible assets	$2,135

The results of operations of SEC have been included in the Company’s consolidated financial statements from the date of the closing of the acquisition, which was October 31, 2011.  SEC contributed revenues of approximately $11,307,000 and net loss of $831,000 and revenues of $47,235,000 and net loss of $2,907,000 for the three and nine months ended September 30, 2012, respectively.  The Company has incurred approximately $680,000 in acquisition-related costs, of which approximately $69,000 was incurred during the nine months ended September 30, 2011.  These costs are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The following unaudited pro forma financial information presents the combined results of operations of combining SEC and Perma-Fix as though the acquisition had occurred as of the beginning of the periods presented below, which is January 1, 2011.  The pro forma financial information does not necessarily represent the results of operations that would have occurred had SEC and Perma-Fix been a single company during the periods presented, nor does Perma-Fix believe that the pro forma financial information presented is necessarily representative of future operating results.  As the acquisition was a stock transaction, none of the goodwill related to SEC is deductible for tax purposes.

Index

(Amounts in Thousands, Except per Share Data)
	Three Months Ended September 30, 2011 (unaudited)	Nine Months Ended September 30, 2011 (unaudited)
Net revenues	$52,507	$156,919
Net income from continuing operations	$5,223	$6,424
Net income per share from continuing operations- basic	$.09	$.12
Net income per share from continuing operations- diluted	$.09	$.12

4.	Other Intangible Assets

The following table summarizes information relating to the Company’s other intangible assets:

		September 30, 2012			December 31, 2011
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8-18	$448	$(98)	$350	$402	$(77)	$325
Software	3	382	(100)	282	158	(66)	92
Non-compete agreement	5	265	(49)	216	265	(9)	256
Customer contracts	0.5	565	(565)	-	445	(144)	301
Customer relationships	12	3,370	(431)	2,939	3,370	(86)	3,284
Total		$5,030	$(1,243)	$3,787	$4,640	$(382)	$4,258

Intangible assets recorded as a result of the acquisition of SEC on October 31, 2011 included a non-compete agreement, customer relationships, customer contracts, and software ($4,000) which were recorded at fair market value of approximately $4,204,000 (see “Note 3 – Business Acquisition” for the purchase price allocation of SEC).  The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

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

Year	Amount (In thousands)

2012 (remaining)	$159
2013	575
2014	519
2015	471
2016	429
$2,153

Amortization expense relating to intangible assets for the Company was ($111,000) and $901,000 for the three and nine months ended September 30, 2012, respectively, and $49,000 and $113,000 for the three and nine months ended September 30, 2011, respectively.  The negative amortization expense for the quarter ended September 30, 2012 was attributed to the re-evaluation of a customer contract acquired as part of the SEC acquisition.  The increase in amortization expense for the nine months ended September 30, 2012 was attributed primarily to amortization of intangible assets acquired related to the SEC acquisition.

Index

5.	Stock Based Compensation

FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

On September 13, 2012, we granted an aggregate of 60,000 options from the Company’s 2003 Outside Directors Stock Plan to our five re-elected directors at our Annual Meeting of Stockholders.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $1.10 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted during the nine months ended September 30, 2012 and 2011 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Outside Director Stock Options Granted
	September 30, 2012	September 30, 2011
Weighted-average fair value per share	$.71	$.94
Risk -free interest rate (1)	1.75%	2.29%
Expected volatility of stock (2)	56.74%	57.48%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

Employee Stock Options Granted During Nine Months Ended September 30, 2011
Weighted-average fair value per share	$.89
Risk -free interest rate (1)	1.92%
Expected volatility of stock (2)	60.02%
Dividend yield	None
Expected option life (3)	6.0 years

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

Index

As of September 30, 2012, we had an aggregate of 1,818,500 employee stock options outstanding (from the 1993 Non-Qualified Stock Option Plan, 2004 and 2010 Stock Option Plans, and a Non-Qualified Stock Option Agreement), of which 1,368,500 are vested.  The weighted average exercise price of the 1,368,500 outstanding and fully vested employee stock options is $2.09 with a remaining weighted contractual life of 1.78 years.  Additionally, we had an aggregate of 856,000 outstanding director stock options (from the 1992 and 2003 Outside Directors Stock Plans), of which 796,000 are vested.  The weighted average exercise price of the 796,000 outstanding and fully vested director stock options is $2.13 with a remaining weighted contractual life of 4.64 years.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2012 and 2011 for our employee and director stock options.

Stock Options	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Options	$34,000	$53,000	$106,000	$205,000
Director Stock Options	4,000	17,000	29,000	57,000
Total	$38,000	$70,000	$135,000	$262,000

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of September 30, 2012, we have approximately $341,000 of total unrecognized compensation cost related to unvested options, of which $55,000 is expected to be recognized in the remainder of 2012, $152,000 in 2013, $96,000 in 2014, with the remaining $38,000 in 2015.

6.	Capital Stock and Stock Options

During the nine months ended September 30, 2012, we issued 117,873 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  Effective second quarter of 2012, we increased the quarterly fees paid to each of our outside directors from $6,500 to $8,000 for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, our Research and Development Committee Chairman receives an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock.  The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of activity of the Company’s total stock options under the Company’s Stock Plans and a Non-Qualified Stock Option Agreement as of September 30, 2012 as compared to September 30, 2011, and changes during the periods then ended, are presented below.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

Index

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2012	3,039,833	$1.98
Granted	60,000	1.10
Exercised	─	─		$	─
Forfeited/Expired	(425,333)	1.90
Options outstanding End of Period (1)	2,674,500	1.97	3.7	$	─
Options Exercisable at September 30, 2012(2)	2,164,500	$2.10	2.8	$	─
Options Vested and expected to be vested at September 30, 2012	2,674,500	$1.97	3.7	$	─

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding January 1, 2011	2,755,525	$2.09
Granted	390,000	1.53
Exercised	─	─		$	─
Forfeited/Expired	(303,692)	1.84
Options outstanding End of Period (3)	2,841,833	2.04	3.4	$	─
Options Exercisable at September 30, 2011 (4)	2,365,166	$2.13	2.9	$	─
Options Vested and expected to be vested at September 30, 2011	2,841,833	$2.04	3.4	$	─

(1)	Options with exercise prices ranging from $1.10 to $2.95
(2)	Options with exercise prices ranging from $1.41 to $2.95
(3)	Options with exercise prices ranging from $1.41 to $2.98
(4)	Options with exercise prices ranging from $1.42 to $2.98

Index

7.	Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011	2012	2011
(Loss) income per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) income from continuing operations	$(364)	$4,421	$(2,508)	$6,440
Basic (loss) income per share	$(.01)	$.08	$(.04)	$.12
Diluted (loss) income per share	$(.01)	$.08	$(.04)	$.12

Loss per share from discontinued operations attributable to Perma-Fix Environemental Services, Inc. common stockholders
Loss from discontinued operations	$(61)	$(187)	$(258)	$(7)
Basic loss per share	$—	$—	$(.01)	$—
Diluted loss per share	$—	$—	$(.01)	$—

Income per share from disposal of discontinued operations attributable to Perma-Fix Environemental Services, Inc. common stockholders
Gain on disposal of discontinued operations	$—	$1,777	$—	$1,777
Basic income per share	$—	$.03	$—	$.03
Diluted income per share	$—	$.03	$—	$.03

Weighted average common shares outstanding – basic	56,140	55,174	56,099	55,137
Potential shares exercisable under stock option plans	—	—	—	5
Potential shares upon exercise of Warrants	—	—	—	—
Weighted average shares outstanding – diluted	56,140	55,174	56,099	55,142

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,674	2,842	2,614	2,602
Upon exercise of Warrants	—	150	—	150

Index

8.	Long Term Debt

Long-term debt consists of the following at September 30, 2012 and December 31, 2011:

(Amounts in Thousands)	September 30, 2012	December 31, 2011
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at September 30, 2012) plus 2.0% or London InterBank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first nine months of 2012 was 6.9%. (1) (2)	$—	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for nine months of 2012 was 3.9%. (1) (2)	14,095	15,810
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	—	318
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	467	798
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	1,773	2,363
Various capital lease and promissory note obligations, payable 2012 to 2015, interest at rates ranging from 5.0% to 7.8%.	184	259
	16,519	19,548
Less current portion of long-term debt	3,636	3,906
Less long-term debt related to assets held for sale	80	105
	$12,803	$15,537

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

(4)  Net of debt discount of ($0) and ($117,000) for September 30, 2012 and December 31, 2011, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5)  Uncollateralized note.

(6)  Promissory note entered into in connection with acquisition of SEC on October 31, 2011.  See “Promissory Notes and Installment Agreements” below for further information regarding the Company’s application of the $500,000 principal prepayment made on the note against the principal installments effective beginning with the July 15, 2012  payment.

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

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000, using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $33,000 was incurred in the first six months of 2012), all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”  As of September 30, 2012, the excess availability under our revolving credit was $11,478,000, based on our eligible receivables.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  We agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before October 31, 2012 and 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Promissory Notes and Installment Agreements
The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (“Nuovtec”) (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  We also issued to them an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Warrants and Common Stock was fully amortized by April 2012.

Index

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  Under certain conditions, the Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  The $500,000 principal prepayment is being applied by us against the principal installments of the Note over eight payments starting with the July 15, 2012 payment.  We have paid in a timely manner the interest payment each month under the Note.  Due to certain claims that we are pursuing against Homeland for breach of certain representations and covenant, as discussed previously, we are reviewing our options regarding our obligations under the Note.

The promissory note payable to SEC includes an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby Homeland has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of Homeland’s written notice of its election to receive our Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of September 30, 2012.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

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

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste, which we transport to our own, or other, facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party (“PRP”) for the costs of the cleanup notwithstanding any absence of fault on our part.

Index

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

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of September 30, 2012, our financial assurance coverage amount under this policy totaled approximately $37,524,000.  We have recorded $15,375,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $904,000 on the sinking fund as of September 30, 2012.  Interest income for the three and nine months ended September 30, 2012, was approximately $7,000 and $23,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of September 30, 2012, we have recorded $5,887,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $187,000 on the sinking fund as of September 30, 2012. Interest income for the three and nine months ended September 30, 2012 totaled approximately $3,000 and $6,000, respectively.  We have the option to renew this policy annually at the end of the four year term which requires an annual fee of $46,000. As of September 30, 2012, we have renewed this policy for a second year. All other terms of the policy remain substantially unchanged.

Index

10.	Discontinued Operations and Divestitures

Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes two previously closed locations, Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  As of September 30, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of September 30, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 recorded during the fourth quarter of 2011. The gain was recorded during the year ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  As of September 30, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of September 30, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of September 30, 2012. No intangible asset exists at PFSG.

Index

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2012 and 2011. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011

Net revenues	$533	$1,266	$1,749	$6,433
Interest expense	$(8)	$(18)	$(26)	$(55)
Operating loss from discontinued operations (1)	$(61)	$(187)	$(258)	$(7)
Gain on disposal of discontinued operations (2)	$—	$1,777	$—	$1,777
(Loss) income from discontinued operations	$(61)	$1,590	$(258)	$1,770

(1) Net of tax benefit of $37,000 and tax benefit of $133,000 for the three and nine months ended September 30, 2012, respectively, and net of tax benefit of $101,000 and tax benefit of $4,000 for the corresponding periods of 2011.

(2) Net of taxes of $812,000 for each of the three and nine months ended September 30, 2011, respectively.

Assets related to discontinued operations total $2,140,000 and $2,343,000 as of September 30, 2012 and December 31, 2011, respectively, and liabilities related to discontinued operations total $3,671,000 and $3,972,000 as of September 30, 2012 and December 31, 2011, respectively.

The following table presents the major classes of asset and liabilities of discontinued operations that are classified as held for sale as of September 30, 2012 and December 31, 2011.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of September 30, 2012:

(Amounts in Thousands)	September 30, 2012	December 31, 2011

Accounts receivable, net (1)	$432	$385
Inventories	30	25
Other assets	13	22
Property, plant and equipment, net (2)	1,614	1,650
Total assets held for sale	$2,089	$2,082
Accounts payable	$249	$190
Accrued expenses and other liabilities	535	577
Note payable	80	105
Environmental liabilities	1,496	1,497
Total liabilities held for sale	$2,360	$2,369

(1)	net of allowance for doubtful accounts of $47,000 and $48,000 as of September 30, 2012 and December 31, 2011, respectively.

(2)	net of accumulated depreciation of $60,000 and $62,000 as of September 30, 2012 and December 31, 2011, respectively.

Index

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2012 and December 31, 2011:

(Amounts in Thousands)	September 30, 2012	December 31, 2011

Other assets	$51	$261
Total assets of discontinued operations	$51	$261
Accrued expenses and other liabilities	$1,012	$1,083
Accounts payable	15	15
Environmental liabilities	284	505
Total liabilities of discontinued operations	$1,311	$1,603

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, PFD, and PFSG. These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $222,000 in environmental liabilities from the December 31, 2011 balance of $2,002,000 reflects payment on remediation projects.

“Accrued expenses and other liabilities” (not held for sale) for our discontinued operations include a pension payable at PFMI of $359,000 as of September 30, 2012.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $244,000 that we expect to pay over the next year.

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

We currently have two reporting segments, which are based on a service offering approach.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 10 – Discontinued Operations and Divestitures.”

Index

Our reporting segments are defined as follows:

TREATMENT SEGMENT, which includes:
-
nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:
-	On-site waste management services to commercial and government customers;
-	Technical services, which include:
o	professional radiological measurement and site survey of large government and commercial installations using advance methods, technology and engineering;
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
■
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

■	engineering and compliance support to other segments.
-
A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e.rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation;

-	Nuclear services, which include:
o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
o
remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites.  Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; site construction; logistics; transportation; and emergency response.

Index

The table below presents certain financial information of our operating segments as of and for the three and nine months ended September 30, 2012 and 2011 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$11,405	$17,723	$29,128	(3)	$—		$29,128
Intercompany revenues	265	50	315		—		—
Gross profit	3,097	1,337	4,434		—		4,434
Interest income	—	—	—		10		10
Interest expense	2	4	6		217		223
Interest expense-financing fees	—	—	—		23		23
Depreciation and amortization	1,104	(44)	1,060		19		1,079
Segment profit (loss)	1,351	83	1,434		(1,777)		(343)
Segment assets(1)	78,558	37,655	116,213		32,295	(4)	148,508
Expenditures for segment assets	24	1	25		—		25
Total long-term debt	97	7	104		16,335		16,439

Segment Reporting for the Quarter Ended September 30, 2011
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$20,150	$12,637	$32,787	(3)	$—		$32,787
Intercompany revenues	629	43	672		—		—
Gross profit	8,979	2,322	11,301		—		11,301
Interest income	—	—	—		14		14
Interest expense	5	1	6		93		99
Interest expense-financing fees	—	—	—		22		22
Depreciation and amortization	1,127	9	1,136		35		1,171
Segment profit (loss)	5,270	1,204	6,474		(2,053)		4,421
Segment assets(1)	96,444	3,260	99,704		38,635	(4)	138,339
Expenditures for segment assets	325	—	325		22		347
Total long-term debt	171	13	184		5,378	(5)	5,562

Segment Reporting for the Nine Months Ended September 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$34,284	$66,896	$101,180	(3)	$—		$101,180
Intercompany revenues	1,423	167	1,590		—		—
Gross profit	6,904	5,556	12,460		—		12,460
Interest income	—	—	—		31		31
Interest expense	7	9	16		626		642
Interest expense-financing fees	—	—	—		84		84
Depreciation and amortization	3,359	1,108	4,467		55		4,522
Segment profit (loss)	2,515	1,008	3,523		(5,852)		(2,329)
Segment assets(1)	78,558	37,655	116,213		32,295	(4)	148,508
Expenditures for segment assets	266	142	408		4		412
Total long-term debt	97	7	104		16,335		16,439

Segment Reporting for the Nine Months Ended September 30, 2011
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$50,116	$35,199	$85,315	(3)	$—		$85,315
Intercompany revenues	1,423	199	1,622		—		—
Gross profit	15,911	6,469	22,380		—		22,380
Interest income	—	—	—		40		40
Interest expense	69	2	71		387		458
Interest expense-financing fees	—	—	—		178		178
Depreciation and amortization	3,406	28	3,434		69		3,503
Segment profit (loss)	8,649	3,509	12,158		(5,718)		6,440
Segment assets(1)	96,444	3,260	99,704		38,635	(4)	138,339
Expenditures for segment assets	1,984	1	1,985		10		1,995
Total long-term debt	171	13	184		5,378	(5)	5,562

Index

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three and nine months ended September 30, 2012 and the corresponding period of 2011: (1) Revenues from CH Plateau Remediation Company (“CHPRC”) totaled $6,036,000 or 20.1% and $18,669,000 or 18.3% for the three and nine months ended September 30, 2012, respectively, and $19,570,000 or 59.7% and $50,403,000 or 59.1% for the corresponding period of 2011, respectively; and (2) Revenues generated directly from the U.S. Department of Energy (“DOE”) accounted for $4,604,000 or 15.8% and $24,012,000 or 23.7% for the three and nine months ended September 30, 2012, respectively, and $0 or 0% and $0 or 0% for the corresponding period of 2011, respectively. The increase in revenue generated directly from the DOE was attributable to the acquisition of SEC in October 31, 2011.

(4)	Amount includes assets from discontinued operations of $2,140,000 and $4,196,000 as of September 30, 2012 and 2011, respectively.

(5)
Net of debt discount of ($22,000) in connection with Warrants and Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig on May 8, 2009.  The promissory note and the Warrants were modified on April 18, 2011.  The promissory note was paid off and the debt discount became fully amortized in April 2012.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had an income tax benefit of $168,000 and income tax expense of $2,399,000 for continuing operations for the three months ended September 30, 2012 and the corresponding period of 2011, respectively, and income tax benefit of $1,126,000 and income tax expense of $3,504,000 for the nine months ended September 30, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates were approximately 32.9% and 35.2% for the three months ended September 30, 2012 and 2011, respectively, and 32.6% and 35.2% for the nine months ended September 30, 2012 and 2011, respectively.

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

On November 7, 2012, we entered into an Amendment to our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”).  This Amendment provided for the exclusion of approximately $700,000 in costs related to the acquisition and $1,600,000 cost incurred resulting from fair value of percentage of completion contract in connection with the acquisition of SEC, in calculating the fixed charge ratio commencing September 30, 2012.  The minimum fixed charge coverage ratio of 1.25 to 1.0 for the four quarter period endings as of the each of the fiscal quarters remains unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $15,000.  All other terms of the Amended Loan Agreement remain principally unchanged.

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

●	demand for our services subject to fluctuations due to variety of factors;
●	funding by the federal government;
●	goals;
●	ability to improve operations and liquidity;
●	economic conditions;
●	receivables are normally considered collectible within twelve month;
●	we anticipate meeting our financial covenants in remaining 2012;
●	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
●	fluctuation of cash balances;
●	ability to fund expenses to remediate sites from funds generated internally;
●	collectability of our receivables;
●	adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
●	capital expenditures;
●	ability to fund budgeted capital expenditures during 2012 through our operations and lease financing;
●	our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations;
●	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
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

●	negotiating with Homeland with regard to claims; and
●	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

Index

Revenue decreased $3,659,000 or 11.2% from $32,787,000 for the three months ended September 30, 2011 to $29,128,000 for the three months ended September 30, 2012.  Revenue for the three months ended September 30, 2012 included revenue of $11,307,000 generated from SEC which was acquired on October 31, 2011.  Excluding revenue from this acquisition, revenue decreased $14,966,000 or 45.6% from the three months ended September 30, 2011 to September 30, 2012.  Treatment Segment revenue decreased $8,745,000 or 43.4% primarily due to lower waste volume.  Services Segment revenue decreased $6,221,000 or 49.2% primarily due to reduced revenue from the CH Plateau Remediation Company (“CHPRC”) subcontract (“CHPRC subcontract”), a cost plus award fee subcontract.  We were awarded the CHPRC subcontract in the second quarter of 2008 by CHPRC, a general contractor to the U.S. Department of Energy (“DOE”).  This subcontract entails performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The revenue reduction was the result of a reduction in workforce which occurred during September 30, 2011 under the CHPRC subcontract.

Gross profit decreased $6,867,000 or 60.8%, which included gross profit of $192,000 from the SEC acquisition. Excluding gross profit from SEC, remaining gross profit decreased approximately $7,059,000 or 62.5% primarily due to decreased gross profit from our Treatment Segment resulting from lower waste volume and decreased gross profit under the CHPRC subcontract.  Selling, General, and Administrative (“SG&A”) expenses increased $176,000 which included SG&A expenses of $1,023,000 of SEC. Excluding SG&A expense of SEC, remaining SG&A decreased $847,000 or 21.1%.

Our working capital at September 30, 2012 was $6,597,000, a decrease of $5,482,000 from a working capital position of $12,079,000 at December 31, 2011.

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

Index

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated (amounts in thousands)	2012	%	2011	%	2012	%	2011	%
Net revenues	$29,128	100.0	$32,787	100.0	$101,180	100.0	$85,315	100.0
Cost of goods sold	24,694	84.8	21,486	65.5	88,720	87.7	62,935	73.8
Gross profit	4,434	15.2	11,301	34.5	12,460	12.3	22,380	26.2
Selling, general and administrative	4,198	14.4	4,022	12.3	13,825	13.7	10,829	12.7
Research and development	502	1.7	357	1.1	1,390	1.4	1,019	1.2
Loss on disposal of property and equipment	18	―	―	―	15	―	―	―
(Loss) income from operations	(284)	(.9)	6,922	21.1	(2,770)	(2.8)	10,532	12.3
Interest income	10	―	14	―	31	―	40	―
Interest expense	(223)	(.7)	(99)	(.3)	(642)	(.6)	(458)	(.5)
Interest expense-financing fees	(23)	(.1)	(22)	―	(84)	―	(178)	(.2)
Other	9	―	5	―	10	―	8	―
(Loss) income from continuing operations
before taxes	(511)	(1.7)	6,820	20.8	(3,455)	(3.4)	9,944	11.6
Income tax (benefit) expense	(168)	(.5)	2,399	7.3	(1,126)	(1.1)	3,504	4.1
(Loss) income from continuing operations	$(343)	(1.2)	$4,421	13.5	$(2,329)	(2.3)	$6,440	7.5

Summary – Three and Nine Months Ended September 30, 2012 and 2011

Consolidated revenues decreased $3,659,000 for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$8,738	30.0	$16,445	50.2	$(7,707)	(46.9)
Hazardous/non-hazardous	604	2.1	673	2.1	(69)	(10.3)
Other nuclear waste	2,063	7.1	3,032	9.2	(969)	(32.0)
Total	11,405	39.2	20,150	61.5	(8,745)	(43.4)

Services
Nuclear services	5,792	19.9	11,936	36.4	(6,144)	(51.5)
Technical services	624	2.1	701	2.1	(77)	(11.0)
Acquisition 10/31/11 (SEC) (1)	11,307	38.8	—	—	11,307	100.0
Total	17,723	60.8	12,637	38.5	5,086	40.2

Total	$29,128	100.0	$32,787	100.0	$(3,659)	(11.2)

(1)	Includes approximately $9,710,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

Net Revenue
The Treatment Segment revenue decreased $8,745,000 or 43.4% for the three months ended September 30, 2012 over the same period in 2011. Revenue from government generators decreased $7,707,000 or 46.9% primarily due to lower waste volume.  Revenue from hazardous and non-hazardous waste decreased primarily due to lower average priced waste.  Other nuclear waste revenue decreased approximately $969,000 or 32.0% primarily due to a large commercial contract which completed in 2011 and did not reoccur in 2012.  The decrease was also attributable to lower waste volumes.  Services Segment revenue increased $5,086,000 or 40.2% in the three months ended September 30, 2012 from the corresponding period of 2011 primarily due to the revenue of $11,307,000 generated by SEC which was acquired on October 31, 2011.  Excluding the revenue of SEC, Services Segment revenue decreased $6,221,000, or  49.2%, primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CHPRC subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $6,144,000 or 51.5% under this subcontract from $11,936,000 for the three month ended September 30, 2011 to $5,792,000 for the three months ended September 30, 2012, was primarily the result of a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue decrease of $77,000 within the Services Segment resulted primarily from decreased external billed labor hours in our technical services area.

Index

Consolidated revenues increased $15,865,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$25,333	25.0	$38,681	45.3	$(13,348)	(34.5)
Hazardous/non-hazardous	2,189	2.2	2,521	3.0	(332)	(13.2)
Other nuclear waste	6,762	6.7	8,914	10.4	(2,152)	(24.1)
Total	34,284	33.9	50,116	58.7	(15,832)	(31.6)

Services
Nuclear services	17,803	17.6	33,275	39.0	(15,472)	(46.5)
Technical services	1,858	1.8	1,924	2.3	(66)	(3.4)
Acquisition 10/31/11 (SEC) (1)	47,235	46.7	—	—	47,235	100.0
Total	66,896	66.1	35,199	41.3	31,697	90.1

Total	$101,180	100.0	$85,315	100.0	$15,865	18.6

(1) Includes approximately $42,930,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

Net Revenue
The Treatment Segment realized a revenue decrease of $15,832,000 or 31.6% for the nine months ended September 30, 2012 over the same period in 2011. Revenue from government generators decreased $13,348,000 or 34.5% primarily due to lower waste volume.  Revenue from hazardous and non-hazardous waste was down $332,000 or 13.2% primarily due to lower waste volume and lower average priced waste.  Other nuclear waste revenue decreased approximately $2,152,000 or 24.1% primarily due to a large commercial contract which completed in 2011 and did not reoccur in 2012.  Lower waste volume also contributed to the reduction in revenue.  Services Segment revenue increased $31,697,000 or 90.1% in the nine months ended September 30, 2012 from the corresponding period of 2011 primarily due to the revenue of $47,235,000 generated by SEC which was acquired on October 31, 2011.  Excluding the revenue of SEC, Services Segment revenue decreased $15,538,000 or 44.1% primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CHPRC subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $15,472,000 or 46.5% under this subcontract from $33,275,000 for the nine month ended September 30, 2011 to $17,803,000 for the nine months ended September 30, 2012, was primarily the result of a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue decrease of $66,000 within the Services Segment resulted primarily from decreased external billed labor hours which were partially offset by higher vendor pass-through in our technical services area.

Index

Cost of Goods Sold
Cost of goods sold increased $3,208,000 for the quarter ended September 30, 2012, as compared to the quarter ended September 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$8,308	72.8	$11,171	55.4	$(2,863)
Services	5,271	82.2	10,315	81.6	(5,044)
Acquisition 10/31/11 (SEC)	11,115	98.3	—	—	11,115
Total	$24,694	84.8	$21,486	65.5	$3,208

Cost of goods sold for the Treatment Segment decreased $2,863,000, or 25.6%, primarily due to reduced revenue, revenue mix, and reduction in certain fixed costs.  We saw reduction in costs throughout all categories within the costs of goods sold.  We continue to see reduction in salaries and payroll related expenses as we continue to manage headcount to streamline our operations, however, healthcare costs increased despite the reduction in headcount.  Also, we saw significant reductions in incentive/bonus due to reduced profitability.   Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $5,044,000 or 48.9%, which included the cost of goods sold of approximately $4,749,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $9,782,000 for the three months ended September 30, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $5,033,000 or 51.5% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $11,000 or 2.1% was primarily due to lower salaries and payroll related expenses resulting from reduced headcount.  This decrease was partially offset by higher material and supplies costs.  Included within cost of goods sold is depreciation and amortization expense of $1,000,000 and $1,118,000 for the three months ended September 30, 2012, and 2011, respectively.

Cost of goods sold increased $25,785,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$27,380	79.9	$34,205	68.3	$(6,825)
Services	15,632	79.5	28,730	81.6	(13,098)
Acquisition 10/31/11 (SEC)	45,708	96.8	—	—	45,708
Total	$88,720	87.7	$62,935	73.8	$25,785

Cost of goods sold for the Treatment Segment decreased $6,825,000 or 20.0% primarily due to reduced revenue, revenue mix and reduction in certain fixed costs.  Costs were lower throughout most categories within costs of goods sold.  Salaries and payroll related expenses continue to decrease as we continue to manage headcount to streamline our operations; however, healthcare costs increased despite the reduction in headcount.  We also saw significant reduction in incentive/bonus due to reduced profitability. Excluding the cost of goods sold of SEC of $45,708,000 which we acquired on October 31, 2011 and is under our Services Segment, the remaining Services Segment cost of goods sold decreased $13,098,000 or 45.6%, which included the cost of goods sold of approximately $14,118,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $27,102,000 for the nine months ended September 30, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $12,984,000 or 47.9% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $114,000 or 7.0% was primarily due to lower salaries and payroll related expenses resulting from reduced headcount in our engineering group.  The reduced cost was partially offset by higher material and supplies costs.  Included within cost of goods sold is depreciation and amortization expense of $4,322,000 and $3,379,000 for the nine months ended September 30, 2012, and 2011, respectively.  The increase in depreciation and amortization expense in 2012 was attributed primarily to amortization of intangible assets acquired related to the SEC acquisition.

Index

Gross Profit
Gross profit for the quarter ended September 30, 2012, decreased $6,867,000 over 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$3,097	27.2	$8,979	44.6	$(5,882)
Services	1,145	17.8	2,322	18.4	(1,177)
Acquisition 10/31/11 (SEC)	192	1.7	—	—	192
Total	$4,434	15.2	$11,301	34.5	$(6,867)

The Treatment Segment gross profit decreased $5,882,000 or 65.5% due to a decrease in revenue.  Gross margin decreased to 27.2% from 44.6% primarily due to lower revenue from lower waste volume and the impact of fixed costs.   Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $1,177,000 or 50.7% primarily due to gross profit decrease of $1,111,000 or 51.6% for the CHPRC subcontract.  Gross profit for the CHPRC was $1,043,000 and $2,154,000 for the three months ended September 30, 2012 and the corresponding period of 2011, respectively. The decrease in gross profit for the CHPRC subcontract was reflective of the revenue decrease under this subcontract.  Gross margin of 18.0% under this CHPRC subcontract for both periods was in accordance with the cost plus contract fee provisions.  The remaining Services Segment gross profit decrease of $66,000 or 39.3% was primarily due to lower revenue from reduced external labor hours.

Gross profit for the nine months ended September 30, 2012, decreased $9,920,000 over 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Treatment	$6,904	20.1	$15,911	31.7	$(9,007)
Services	4,029	20.5	6,469	18.4	(2,440)
Acquisition 10/31/11 (SEC)	1,527	3.2	—	—	1,527
Total	$12,460	12.3	$22,380	26.2	$(9,920)

The Treatment Segment gross profit decreased $9,007,000 or 56.6% due to decreased revenue and gross margin decreased to 20.1% from 31.7% due to lower revenue from lower waste volume and the impact of fixed costs.  Excluding the gross profit of SEC (which is under our Services Segment), the Services Segment gross profit decreased $2,440,000 or 37.7% primarily due to gross profit decrease of $2,488,000 or 40.3% under the CHPRC subcontract.  The gross profit decreased of $2,488,000 or 40.3% under the CHPRC subcontract to $3,685,000 for the nine months ended September 30, 2012 from $6,173,000 for the corresponding period of 2011 was reflective of the revenue decrease under this subcontract.  The gross margin of 20.7% and 18.6% for the same period, respectively, was in accordance with the contract fee provisions.  The remaining Services Segment gross profit increase of $48,000 or 16.2% was primarily due to lower salaries and payroll related expenses from lower headcount in our engineering group within the Segment.

Index

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $176,000 for the three months ended September 30, 2012, as compared to the corresponding period for 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$1,528	—	$1,917	—	$(389)
Treatment	958	8.4	1,164	5.8	(206)
Services	689	10.7	941	7.4	(252)
Acquisition 10/31/11 (SEC)	1,023	9.0	—	—	1,023
Total	$4,198	14.4	$4,022	12.3	$176

The decrease in administrative SG&A was primarily the result of significantly lower incentive/bonus ($245,000) due to reduced profitability with the remaining attributed to lower subcontract service costs, lower travel costs, and lower general cost.  The lower cost was partially offset by higher salaries and payroll related expenses due to additional headcount resulting from centralization of accounting functions from the SEC operations to the corporate office as part of the Company’s consolidation process related to the acquisition. The increase in headcount at the corporate office was offset by headcount reductions at our SEC operations. Treatment SG&A was lower primarily due to lower commission/incentive expense, lower bad debt expense, and lower general expenses throughout all categories resulting from the Company’s effort to streamline costs.  The lower cost was partially offset by higher outside service and health claim expenses.  The decrease in Services SG&A (excluding SEC acquisition) was primarily due to lower salaries and payroll related expenses and lower general expenses.  The lower cost was partially offset by higher health claim expenses.

SG&A expenses increased $2,996,000 for the nine months ended September 30, 2012, as compared to the corresponding period for 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$5,053	—	$5,092	—	$(39)
Treatment	3,109	9.1	3,454	6.9	(345)
Services	2,076	10.6	2,283	6.5	(207)
Acquisition 10/31/11 (SEC)	3,587	7.6	—	—	3,587
Total	$13,825	13.7	$10,829	12.7	$2,996

The decrease in administrative SG&A was primarily the result of significantly lower incentive/bonus ($365,000) due to reduced profitability, lower legal and consulting expenses ($261,000) as higher costs were incurred in 2011 in connection with the acquisition of SEC, and lower general costs.  This lower cost was offset by higher salaries and payroll related expenses and healthcare costs (increase of approximately $421,000) due to additional headcount resulting from centralization of accounting functions from the SEC operations to the corporate office as part of the Company’s consolidation process related to the acquisition. The increase in headcount at the corporate office was offset by headcount reduction at our SEC operations.  In addition, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012. The Company did not sell any shares of our Common Stock from the registration statement.  Treatment SG&A was lower primarily due to lower commission/incentive expense, lower bad debt expense, and lower general expenses.  The lower cost was partially offset by higher outside service expense and higher health claim costs.  The decrease in Services SG&A (excluding SEC acquisition) was primarily due to the same reasons as noted previously for the three months ended September 30, 2012.  Included in SG&A expenses is depreciation and amortization expense of $200,000 and $124,000 for the nine months ended September 30, 2012 and 2011, respectively.

Index

Research and Development
Research and development costs increased $145,000 and $371,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding period of 2011.   The increases for the three and nine months were primarily due to increased lab and payroll costs from more research and development projects.

Interest Expense
Interest expense increased $124,000 and $184,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding period of 2011.

	Three Months			Nine Months
(In thousands)	2012	2011	Change	2012	2011	Change
PNC interest	$168	$58	$110	$478	$266	$212
Other	55	41	14	164	192	(28)
Total	$223	$99	$124	$642	$458	$184

The increase in interest expense for the three months ended September 30, 2012, as compared to the corresponding period of 2011 was primarily due to higher interest from a higher Term Loan balance resulting from our Amended and Restated Revolving Credit Term Loan and Security Agreement (“Amended Loan Agreement”) that we entered into with PNC on October 31, 2011.  In addition, we incurred higher interest resulting from higher average revolver balance during the quarter.  We had no revolver balance during the third quarter of 2011.  The increase for the nine months ended September 30, 2012, as compared to the corresponding period of 2011 was primarily due to higher interest from higher Term Loan balance as mentioned above.  In addition, we incurred higher interest resulting from the $2,500,000 note we entered into with Homeland resulting from the acquisition of SEC on October 31, 2011.  The higher interest expense was partially offset by lower interest on our revolver resulting from lower average balance and lower interest expense resulting from the payoff of the shareholder note in June 2011 in connection with the acquisition of PFNWR.

Interest Expense- Financing Fees
Interest expense-financing fees increased approximately $1,000 and decreased approximately $94,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding period of 2011.  The small increase for the three months ended September 30, 2012 as compared to the corresponding period of 2011 was primarily due to higher financing fees amortized in connection with the Amended Loan Agreement dated October 31, 2011 entered between the Company and PNC Bank.  This higher fee was offset by lower financing fees resulting from fully amortized debt discount.  In the third quarter of 2011, we incurred financing fees amortized from debt discount resulting from extending the exercise date of Warrants from May 8, 2011 to May 8, 2012.  The Warrants were issued as consideration for a $3,000,000 loan the Company entered into on May 8, 2009.  The loan was amended on April 18, 2011.   The decrease for the nine months ended September 30, 2012 as compared to the corresponding period of 2011 was primarily due to debt discount which became fully amortized as financing fees in April 2012 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants to purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving the loan as mentioned above.  This decrease in interest expense-financing fees was partially offset by higher financing fees resulting from the Amended Loan Agreement as mentioned above.

Income Tax Expense
We had an income tax benefit of $168,000 and income tax expense of $2,399,000 for continuing operations for the three months ended September 30, 2012 and the corresponding period of 2011, respectively, and income tax benefit of $1,126,000 and income tax expense of $3,504,000 for the nine months ended September 30, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates were approximately 32.9% and 35.2% for the three months ended September 30, 2012 and 2011, respectively, and 32.6% and 35.2% for the nine months ended September 30, 2012 and 2011, respectively.  We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

Index

Discontinued Operations and Divestitures
Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011,  January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes two previously closed locations, Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective October 4, 2004, and March 12, 1998, respectively.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  As of September 30, 2012, expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid ($3,000 was paid during the first quarter of 2012).  As of September 30, 2012, the gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 recorded during the fourth quarter of 2011.   The gain was recorded during the year ended December 31, 2011.

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  As of September 30, 2012, expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid ($17,000 was paid during the first quarter of 2012).  As of September 30, 2012, loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment has been made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of September 30, 2012. No intangible asset exists at PFSG.

Our discontinued operations had net revenue of $533,000 and $1,749,000 for the three and nine months ended September 30, 2012, as compared to $1,266,000 and $6,433,000 for the corresponding period of 2011.  We had net loss of $61,000 and net loss of $258,000 for our discontinued operations for the three and nine months ended September 30, 2012, respectively, as compared to net income of $1,590,000 and net income of $1,770,000 for the three and nine months ended September 30, 2011, respectively.  Our net income for the three and nine months ended September 30, 2011 included a gain on disposal of $1,777,000 (net of taxes of $812,000) from the divestiture of PFFL as mentioned above.

Assets and liabilities related to discontinued operations total $2,140,000 and $3,671,000 as of September 30, 2012, respectively and $2,343,000 and $3,972,000 as of December 31, 2011, respectively.

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

Index

At September 30, 2012, we had cash of $2,753,000.  The following table reflects the cash flow activities during the first nine months of 2012:

(In thousands)	2012
Cash used in operating activities of continuing operations	$(5,851)
Cash used in operating activities of discontinued operations	(458)
Cash used in investing activities of continuing operations	(699)
Cash used in investing activities of discontinued operations	(2)
Cash used in financing activities of continuing operations	(2,266)
Principal repayment of long-term debt for discontinued operations	(26)
Decrease in cash	$(9,302)

As of September 30, 2012, we were in a positive cash position.  We attempt to move all excess cash into a Money Market Sweep account in order to maximize the interest earned.  When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at September 30, 2012, primarily represents cash provided by operations (including cash balance of our non-controlling interest which is not subject to our borrowing availability) and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Cash totaled $2,753,000 at September 30, 2012, a decrease of $9,302,000 from the December 31, 2011 balance of $12,055,000.  Our cash at December 31, 2011 was relatively high due to a number of waste shipments received, invoiced and collected prior to year end. A large amount of this waste was not processed and was therefore carried as unearned revenue at year end. Conversely, waste shipments have been slow in the first nine months of 2012, particularly during the first half of 2012, while we processed our backlog of waste, generating revenue but utilizing cash flow for processing expenses.  Cash balance will continue to fluctuate depending on the timing of waste shipments, the contractual timing of invoicing these shipments and the time it takes to collect on these invoices.

Accounts Receivable, net of allowances for doubtful accounts, totaled $14,981,000 at September 30, 2012, a decrease of $4,125,000 from the December 31, 2011 balance of $19,106,000.  The decrease was primarily due to reduction in invoicing due to decreased revenue.  In addition, cash collection also contributed to the reduction in accounts receivables.

As of September 30, 2012, unbilled receivables totaled $9,057,000, a decrease of $1,238,000 from the December 31, 2011 balance of $10,295,000.  Treatment unbilled receivables decreased $1,391,000 from $7,542,000 as of December 31, 2011 to $6,151,000 as of September 30, 2012.  Services Segment unbilled receivables (which are all current) increased $153,000 from a balance of $2,753,000 as of December 31, 2011 to $2,906,000 as of September 30, 2012.  The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2012 was $8,694,000, a decrease of $1,177,000 from the balance of $9,871,000 as of December 31, 2011. The long term portion as of September 30, 2012 was $363,000, a decrease of $61,000 from the balance of $424,000 as of December 31, 2011.

Index

As of September 30, 2012, total consolidated accounts payable was $9,026,000, a decrease of $4,091,000 from the December 31, 2011 balance of $13,117,000.  The decrease was primarily due to payment of our vendor invoices from cash collected.  We continue to manage payment terms with our vendors to maximize our cash position throughout both segments.

Accrued expenses as of September 30, 2012, totaled $7,184,000, a decrease of $2,349,000 over the December 31, 2011 balance of $9,533,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily the payment of fiscal year end 2011 bonus/incentives. In addition, monthly payments for the Company’s general insurance policies and our closure policy for our treatment operations attributed to the decrease in accrued expenses. This decrease was offset by the renewal of the Company’s general insurance policies in September 2012.

Our working capital was $6,597,000 (which included working capital of our discontinued operations) as of September 30, 2012, as compared to a working capital of $12,079,000 as of December 31, 2011. Our working capital was negatively impacted by the reduction in our cash used to pay our final two payments of our closure policies into the sinking fund (which is a long term asset), payment of the Company’s bonus/incentive for fiscal year 2011, and payments of our long term debt.  Our working capital was positively impacted by the reduction of our unearned revenue.

Investing Activities
Our purchases of capital equipment for the nine months ended September 30, 2012 totaled approximately $412,000.  These expenditures were for improvements to operations within both Segments.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,681,000 for 2012 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of September 30, 2012, our financial assurance coverage amount under this policy totaled approximately $37,524,000.  We have recorded $15,375,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $904,000 on the sinking fund as of September 30, 2012.  Interest income for the three and nine months ended September 30, 2012, was approximately $7,000 and $23,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Index

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of September 30, 2012, we have recorded $5,887,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $187,000 on the sinking fund as of September 30, 2012. Interest income for the three and nine months ended September 30, 2012 totaled approximately $3,000 and $6,000, respectively.  We have the option to renew this policy annually at the end of the four year term which requires an annual fee of $46,000. As of September 30, 2012, we have renewed this policy for a second year. All other terms of the policy remain substantially unchanged.

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

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $33,000 and $9,000 was incurred in the first six months of 2012), all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.” As of September 30, 2012, the excess availability under our revolving credit was $11,478,000, based on our eligible receivables.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  We agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before October 31, 2012 and 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Index

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  On November 7, 2012, we entered into an Amendment to our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”).  This Amendment provided for the exclusion of approximately $700,000 in certain costs related to the acquisition and $1,600,000 cost incurred resulting from fair value of percentage of completion contract in connection with the acquisition of SEC, in calculating the fixed charge ratio commencing September 30, 2012.  The minimum fixed charge coverage ratio of 1.25 to 1.0 for the four quarter period endings as of the each of the fiscal quarters remains unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $15,000. All other terms of the Amended Loan Agreement remain principally unchanged.

We met our financial covenants in each of the quarters in 2011 and 2012, and we expect to meet our financial covenants in remaining 2012.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2012:

(Dollars in thousands)	Quarterly Requirement	1st Quarter Actual	2nd Quarter Actual	3rd Quarter Actual
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	3:55:1	2:73:1	1:42:1
Minimum tangible adjusted net worth	$30,000	$65,010	$64,261	$61,691

In connection with the acquisition of SEC, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  Subject to certain limitations, the Note is subject to offset of amounts Homeland owes us under certain terms and provisions of the Purchase Agreement and the Note.  Our monthly payments consist of approximately $76,000 (which includes interest) starting November 15, 2011.  The $500,000 principal prepayment is being applied by us against the principal installments of the Note over eight payments starting with the July 15, 2012 payment.  We have paid in a timely manner the interest payment each month under the Note.  Due to certain claims that we believe we have against Homeland for breach of certain representations and covenant, as discussed herein (see “Known Trends and Uncertainties – Homeland Capital Security Corporation (“Homeland”) for discussion of the certain claims), we are reviewing our options regarding our obligations under the Note.

The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (“Nuovtec”) (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  We also issued to them an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Common Stock and Warrants was fully amortized by April 2012.

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

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.   Although there are no assurances, we believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEHC and its subsidiaries.

Index

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	2012	2013- 2015	2016 - 2017	After 2017
Long-term debt	$16,204	$1,126	$8,411	$6,667	$—
Interest on fixed rate long-term debt (1)	142	41	101	—	—
Interest on variable rate debt (2)	1,739	150	1,358	231	—
Operating leases	3,925	238	2,397	1,116	174
Pension withdrawal liability (3)	359	58	301	—	—
Environmental contingencies (4)	1,780	77	1,481	144	78
Total contractual obligations	$24,149	$1,690	$14,049	$8,158	$252

 (1)  The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Also, in connection with the acquisition of SEHC and its subsidiaries on October 31, 2011, the Company entered into a promissory note in the principal amount of $2,500,000 at an annual interest rate of 6%, with Homeland. The Company prepaid $500,000 of the principal within 10 days of the closing of the acquisition.  The $500,000 principal prepayment is being applied by us against the principal installments of the Note over eight payments starting with the July 15, 2012 payment.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2011 and 1.2%, of accounts receivable as of December 31, 2011.  Additionally, this allowance was approximately 0.8% of revenue for the nine months ended September 30, 2012 and 5.1%, of accounts receivable as of September 30, 2012.

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

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structural and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for our treatment reporting unit as of October 1, 2011 which did not result in any impairment.  We will perform all future goodwill impairment analyses on the new four reporting units.  During the third quarter 2012, we reassigned approximately $2,488,000 of the $3,637,000 goodwill from the CHPRC reporting unit back to the Treatment reporting unit to correct our initial calculation completed during the fourth quarter of 2011. We did not amend our filings as this correction had no impact on our Consolidated Balance Sheet, Consolidated Statement of Operations or our cash flows.  We will perform goodwill impairment analyses on the four reporting units as of October 1, 2012.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $24,240,000 or 83.2% and $86,066,000 or 85.1% of our total revenue from continuing operations during the three and nine months ended September 30, 2012, respectively, as compared to $28,381,000 or 86.6% and $71,956,000 or 84.3% of our total revenue from continuing operations during the corresponding period of 2011, respectively.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three and nine months ended September 30, 2012, respectively, and the corresponding period of 2011, respectively: (1) Revenues from CHPRC totaled $6,036,000 or 20.1% and $18,669,000 or 18.3% for the three and nine months ended September 30, 2012, respectively, as compared to $19,570,000 or 59.7% and $50,403,000 or 59.1% for the corresponding period of 2011, respectively; and (2) Revenues generated directly from the DOE accounted for $4,604,000 or 15.8% and $24,012,000 and 23.7% for the three and nine months ended September 30, 2012, respectively, as compared to $0 and 0% and $0 and 0% for the corresponding period of 2011, respectively.  The increase in revenue generated directly from the DOE was attributed primarily from the acquisition of SEC in October 31, 2011. Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment).

Homeland Capital Security Corporation (“Homeland”).
At the closing of the acquisition of SEC on October 31, 2011, we deposited $2,000,000, which represented a portion of the purchase price, in an escrow account to satisfy certain claims that we have or may have against Homeland for indemnification pursuant to the Agreement.  Homeland and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then we could withdraw $1,500,000 from the amount deposited by the Company in escrow.  As previously reported, on January 10, 2012, we received from the escrow the $1,500,000, leaving a balance of $500,000 in the escrow account.

Subsequent to the closing, we have discovered it will require in excess of $7,000,000 more than represented by Homeland under the Purchase Agreement to complete a fixed cost contract entered into by SEC prior to closing and that the covenant made by Homeland in the Purchase Agreement that SEC’s consolidated GAAP liabilities would not exceed $15,000,000 at closing was incorrect, as SEC’s consolidated GAAP liabilities were approximately $24,000,000 as of the closing.  As a result, we have placed Homeland on notice of these claims and have provided notice to the escrow agent of Homeland’s breach.

Index

Homeland has denied our claims that it has breached its representations and warranties as to the fixed cost contract and is reviewing our claim that it breached its covenant that SEC’s consolidated GAAP liabilities would not exceed $15,000,000 at closing.  Thus, the remaining $500,000 held in escrow is being retained in escrow as disputed claims until our claims are resolved.

As a portion of the purchase price under the Agreement, we issued to Homeland a $2,500,000 unsecured Promissory Note, dated October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with Homeland.  The Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the Note within 10 days of closing of the acquisition.  As previously stated, the $500,000 principal prepayment is being applied by us against the principal installments of the Note over eight payments starting with the July 15, 2012 payment.  We have paid in a timely manner the interest payment each month under the Note.  Due to certain claims that we believe we have against Homeland for breach of certain representations and covenant, we are reviewing our options regarding our obligations under the Note.

We are currently negotiating with Homeland as to the above described claims, and if we are unable to resolve these claims in a satisfactory manner, we will consider taking whatever action we deem necessary to protect our interest.

The Purchase Agreement limits the aggregate amount of Homeland’s liability to us to (a) $3,000,000 for indemnification claims relating to breaches of Homeland’s representations and warranties, except claims relating to any fundamental warranty are limited to the $24,500,000 as stated in the original purchase agreement; and (b) $4,900,000 for indemnification claims relating to breaches of Homeland’s covenants or agreements under the Purchase Agreement.  Fundamental warranty includes, but is not limited to, intentional or willful misrepresentation or warranty and intentional or willful breach of any covenant.

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

Index

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

At September 30, 2012, we had total accrued environmental remediation liabilities of $1,780,000 of which $490,000 is recorded as a current liability, which reflects a decrease of $76,000 from the December 31, 2011, balance of $2,002,000.  The net decrease represents payments on remediation projects.  The September 30, 2012, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$80	$92	$172
PFM	41	17	58
PFSG	363	1,133	1,496
PFMI	6	48	54
Total Liability	$490	$1,290	$1,780

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR.  As of September 30, 2012, the Company had approximately $14,095,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of September 30, 2012, our interest cost would change by approximately $140,950.  As of September 30, 2012, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  The Company has a small foreign operation (Safety & Ecology Corporation Limited (“SECL”) - a United Kingdom corporation) located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  As of September 30, 2012, SECL’s assets were $64,000 or .04% of the total consolidated assets of the Company and had generated revenues of approximately $123,000 in U.S. dollars for the nine months ended September 30, 2012 (which represented 0.1% of our total revenue for continuing operations for the nine months ended September 30, 2012); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Index

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of September 30, 2012.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2011 and our Form 10-Qs for the quarters ended March 31, 2012 and June 30, 2012, which are incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2011 and Form 10Qs for quarters ended March 30, 2012 and June 30, 2012.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

(a)	Exhibits
4.1	First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated November 7, 2012, between the Company and PNC Bank, National Association.
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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 8, 2012	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer