Form 10-K
period 2012-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2013-03-22
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes  ☐    No   ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2012), was approximately $59,199,485.  For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant.  The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of February 20, 2013, there were 56,272,649 shares of the registrant's Common Stock, $.001 par value, outstanding.

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

o	Research and development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams;
o	On-site waste management services to commercial and government customers;
o
Technical services which includes: (a) health physics and radiological control technician services; (b) safety and industrial hygiene services; (c) staff augmentation services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field personal, technical personnel, and management and services to commercial and government customers; and (d) consulting engineering services including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities;

o
Nuclear services which includes: (a) technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal and (b) remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites; and

o	Instrumentation and measurement technologies.

We have grown through acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our facilities and on-site activities, continue to evaluate strategic acquisitions, and to continue the R&D of innovative technologies to treat nuclear waste, mixed waste, and industrial waste. Our business includes services provided by our two segments, Treatment and Services, as described below.

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

Index

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

TREATMENT SEGMENT reporting includes:

-
nuclear, low-level radioactive, mixed, hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities held by the following subsidiaries: Perma-Fix of Florida, Inc. (“PFF”), Diversified Scientific Services, Inc., (“DSSI”),  Perma-Fix Northwest Richland, Inc. (“PFNWR”), and East Tennessee Materials & Energy Corporation (“M&EC”). The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements; and

-	R&D activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

For 2012, the Treatment Segment accounted for $45,882,000 or 36.0% of total revenue from continuing operations, as compared to $65,838,000 or 55.7% of total revenue from continuing operations for 2011 and $53,363,000 or 54.6% of total revenue from continuing operations for 2010.  See “ –  Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.

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

o
global technical services providing consulting, engineering, project management, waste management, environmental, and D&D field, technical, and management personnel and services to commercial and government customers; and

o	augmented engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪
including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

▪	engineering and compliance support to other segments;
-	Nuclear services, which include:
o	technology-based services including engineering, D&D, specialty services and construction, logistics, transportation, processing and disposal;

Index

o
remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; site construction; logistics; transportation; and emergency response; and

-
A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation;

For 2012, the Services Segment accounted for $81,627,000 or 64.0% of total revenue from continuing operations, as compared to $52,261,000 or 44.3% of total revenue from continuing operations for 2011 and $44,427,000 or 45.4% of total revenue from continuing operations for 2010.  Of the total revenues for 2011 in this segment, $10,156,000 was attributable to the activities of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety and Ecology Corporation, Safety & Ecology Corporation Limited (now known as Perma-Fix Environmental Services UK Limited - “Perma-Fix UK Limited”), SEC Federal Services Corporation, and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (collectively “SEC”), which we acquired on October 31, 2011.  See “ –  Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.

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

Foreign Operations
Our Services Segment includes a foreign operation, Perma-Fix UK Limited, located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  Revenue generated from this operation was approximately $158,000 or 0.1% of our consolidated revenue from continuing operations during 2012.  Revenue generated from this operation was $30,000 or .03% of our consolidated revenue from continuing operations during 2011.

Our consolidated revenue from continuing operations for 2012, 2011, and 2010 included approximately $2,433,000 or 1.9%, $364,000 or 0.3%, and $966,000 or 1.0%, respectively, from an external customer located in Canada.

Importance of Patents, Trademarks and Proprietary Technology
We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof.  We have received registration to May 2022 and December 2020, for the service marks “Perma-Fix Environmental Services” and “Perma-Fix”, respectively.  In addition, we have received registration for six service marks for our SEC subsidiaries to periods ranging from 2014 to 2018.

We are dependent on our permits and licenses discussed below in order to operate our businesses (See “-Permits and Licenses”).

We are active in the R&D of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of eleven active patents and the filing of several applications for which patents are pending. These eleven active patents have remaining lives ranging from approximately six to eleven years. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. We have also developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy.

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

DSSI, located in Kingston, Tennessee, conducts mixed and low-level radioactive waste storage and treatment activities under RCRA Part B permits and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA Polychlorinated Biphenyl (“PCB”) wastes are also managed for PCB destruction under the U.S. Environmental Protection Agency (“EPA”) Approval effective June 2008.

M&EC, located in Oak Ridge, Tennessee, performs hazardous, low-level radioactive and mixed waste storage and treatment operations under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA PCB wastes are also managed under EPA Approvals applicable to site-specific treatment units.

PFNWR, located in Richland, Washington, operates a low-level radioactive waste processing facility as well as a mixed waste processing facility. Radioactive material processing is authorized under radioactive materials licenses issued by the State of Washington and mixed waste processing is additionally authorized under a RCRA Part B permit with TSCA authorization issued jointly by the State of Washington and the EPA.

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by PFF, DSSI M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities unique.

Index

Seasonality
The DOE and DOD represent major customers for our Treatment Segment and Services Segment.  For our Treatment Segment, federal clients have operated under reduced budgets due to ongoing short term budget Continuing Resolutions (“CR”) and this has negatively impacted the amount of waste shipped to our treatment facilities.  The uncertainty with the federal budget and the availability of funding will continue to impact the Treatment Segment until a final budget or year long CR is approved by Congress.  Historical seasonal variances in revenue whereby large shipments are received during the third quarter in conjunction with the federal government’s September 30 fiscal year-end from this Segment cannot be assured due to these uncertainties.

Our Services Segment generally experiences a seasonal slowdown during the winter months due to transition from heavy construction activities to project planning, engineering, design, and responding to project solicitations.  Our heavy construction projects are typically performed in the early Spring to late Fall months and winter weather conditions preclude productive work at project sites.  Likewise, our technical services experience reduced activities and related billable hours throughout the November and December holiday period thus driving down revenues and utilization results. As with our Treatment Segment, revenue from this Segment is heavily dependent on federal government funding; therefore, we cannot provide assurance that we will not see large fluctuations in each of our quarters in the near future.

Backlog
The Treatment Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed.  The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2012, our Treatment Segment had a backlog of approximately $8,668,000, as compared to approximately $14,609,000 as of December 31, 2011.  Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving.  We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $101,533,000 or 79.6% of our total revenue from continuing operations during 2012, as compared to $99,660,000 or 84.5% of our total revenue from continuing operations during 2011, and $80,275,000 or 82.1% of our total revenue from continuing operations during 2010.

Index

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2012, 2011, and 2010:

		Total	% of Total
Customer	Year	Revenue	Revenue
CH Plateau Remediation Company ("CHPRC")	2012	$24,652,000	19.3%
	2011	$59,136,000	50.1%
	2010	$51,929,000	53.1%

DOE	2012	$26,265,000	20.6%
	2011	$4,136,000	3.5%
	2010	$0	0.0%

The increase in revenue generated directly from the DOE was attributed primarily from the acquisition of SEC on October 31, 2011.  Revenue generated from CH Plateau Remediation Company (“CHPRC”) includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract awarded to us during the second quarter of 2008 to participate in the cleanup of the central portion of the Hanford Site located in the state of Washington) at our Services Segment and three waste processing contracts at our Treatment Segment.

Competitive Conditions
The Treatment Segment’s largest competitor is EnergySolutions. At present, EnergySolutions’ Clive, Utah facility is one of the few radioactive disposal sites for commercially generated waste in the country in which our Treatment Segment can dispose of its nuclear waste.  If EnergySolutions should refuse to accept our nuclear and mixed waste or cease operations at its Clive, Utah facility, such could have a material adverse effect on us for commercial wastes. However, with the recent radioactive disposal license granted to Waste Control Specialists (“WCS”) located in Andrews, Texas, this risk should be reduced with WCS’s disposal facility now online and accepting wastes.  The Treatment Segment treats and disposes of DOE generated wastes largely at DOE owned sites.  Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time. Our Treatment Segment currently solicits business primarily on a North American basis with both government and commercial clients; however, we are focusing on emerging international markets for future work.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2012, our purchases of capital equipment totaled approximately $412,000.  These expenditures were for improvements to operations within both Segments.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,500,000 for 2013 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Index

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD, which we divested in March 2008.  Prior to our acquisition of PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD. In acquiring PFD in 1994, we were indemnified by the seller for costs associated with remediating the property leased by EPS (“Leased Property”). The seller subsequently filed bankruptcy.  Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility was separate and apart from the property on which PFD's facility was located. Upon the sale of substantially all of the assets of PFD in March 2008, we retained the environmental liability of PFD as it related only to the remediation of the EPS site. A Revised Closure Plan, submitted to Ohio Environmental Protection Agency in 2010, was approved on January 12, 2012.  Installation of the final remedy was completed in October 2012 and is now fully operational. We have accrued approximately $99,000, at December 31, 2012, for the estimated, remaining costs of remediating the Leased Property, which will extend approximately over the next six years.

In conjunction with our acquisition of PFM, we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate potential areas of soil contamination on PFM's property.  Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. In 2008, we completed all soil remediation with the exception of that associated with the groundwater contamination. In addition, we installed wells and equipment associated with groundwater remediation. In 2011, remediation of the remaining contaminated soil was completed leaving only treatment of the aquifer.  We have accrued approximately $61,000 at December 31, 2012, for closure which we anticipate spending over the next five years.

In conjunction with the acquisition of PFSG, we initially recognized an environmental accrual of $2,200,000 for estimated long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the acquired facility in Valdosta, Georgia. A Corrective Action Plan has been submitted to the Georgia Environmental Protection Division and is currently under review.  We have accrued approximately $1,373,000 at December 31, 2012, to complete remediation of the facility, which we anticipate spending over approximately the next ten years.

As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  During 2006, based on state-mandated criteria, we implemented a modified methodology to remediate the facility, which have been completed. In 2010, as required under a Consent Order, a closure plan was submitted, which was approved on September 20, 2012.  Only post closure monitoring, anticipated to continue for two years, is required going forward.  As of December 31, 2012, we have $81,000 accrued for this site for expenses relating to post closure monitoring and remaining activities for the final closure of this site.

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

Index

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties.  The majority of our research activities are performed as we receive new and unique waste to treat.  We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2012, 2011, and 2010, we spent approximately $1,823,000, $1,502,000, and $921,000, respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success.  We believe we have good relationships with our employees.  As of December 31, 2012, we employed 596 employees, of which 568 are full-time employees, 21 are temporary employees and 7 are part-time employees.  Approximately 61 full-time employees are unionized and covered by a collective bargaining agreement which expired on February 1, 2013 and 21 of the temporary employees are unionized and are covered by a collective bargaining agreement which expires on September 30, 2016.  The collective bargaining agreement which expired on February 1, 2013 is currently being re-negotiated and covers employee working under the CHPRC subcontract.  No interruption in work has resulted during this re-negotiation process.

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

Index

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

Insurance
We believe we maintain insurance coverage adequate for our needs and similar to, or greater than, the coverage maintained by other companies of our size in the industry.  There can be no assurances, however, that liabilities, which we may incur, will be covered by our insurance or that the dollar amount of such liabilities, which are covered will not exceed our policy limits.  Under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks.

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $39,000,000 of financial assurance coverage.  As of December 31, 2012, our total financial coverage under our finite risk policy totals approximately $37,524,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5% which at the end of the four year term provides a maximum coverage of $8,200,000.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We renewed this policy in 2011 and 2012 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

Index

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
A material amount of our segments’ revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government.  Our revenues from governmental contracts and subcontracts relating to governmental facilities within our segments were approximately $101,533,000 or 79.6% and $99,660,000 or 84.4%, of our consolidated operating revenues from continuing operations for 2012 and 2011, respectively.  Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Index

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

Index

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

Our Treatment Segment has limited end disposal sites to utilize to dispose of its waste which could significantly impact our results of operations.
Our Treatment Segment has limited options available for disposal of its waste.  Currently, there are only two disposal sites for our low level radioactive waste we receive from non-governmental sites.  If either of these disposal sites ceases to accept waste or closes for any reason or refuses to accept the waste of our Treatment Segment, for any reason, we would be limited to only the one remaining site to dispose of our nuclear waste. With only one end disposal site to dispose of our waste, we could be subject to significantly increased costs which could negatively impact our results of operations.

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

Index

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
We must be successful in winning mandates from our government and commercial customers to replace revenues from projects that we have completed or that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.

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

Index

We may be unable to utilize loss carryforwards in the future.
We have approximately $17,877,000 and $46,281,000 in net operating loss carryforwards which will expire from 2013 to 2021 if not used against future federal and state income tax liabilities, respectively.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

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
We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts, primarily within our Services Segment. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We currently have a bonding facility but, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Index

Risks Relating to our Intellectual Property

If we cannot maintain our governmental permits or cannot obtain required permits, we may not be able to continue or expand our operations.
We are a nuclear services and waste management company. Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste and low-level radioactive waste.  We must obtain and maintain permits or licenses to conduct these activities in compliance with such laws and regulations.  Failure to obtain and maintain the required permits or licenses would have a material adverse effect on our operations and financial condition. If any of our facilities are unable to maintain currently held permits or licenses or obtain any additional permits or licenses which may be required to conduct its operations, we may not be able to continue those operations at these facilities, which could have a material adverse effect on us.

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
At December 31, 2012, our aggregate consolidated debt was approximately $14,267,000. Our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”) provides for an aggregate commitment of $43,500,000, consisting of a $25,000,000 revolving line of credit, a term loan of $16,000,000, and an equipment line of credit up to $2,500,000.  The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time.  As of December 31, 2012, we had no borrowings under the revolving part of our Credit Facility and borrowing availability of up to an additional $10,146,000 based on our outstanding eligible receivables. A lack of operating results could have material adverse consequences on our ability to operate our business.  Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us.  Many of these factors are beyond our control.

Index

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2012, we had 56,200,315 shares of Common Stock outstanding (which excludes 38,210 treasury shares).

In addition, as of December 31, 2012, we had outstanding options to purchase 2,644,000 shares of Common Stock at exercise prices from $1.10 to $2.95 per share.  Further, our preferred share rights plan, if triggered, could result in the issuance of a substantial amount of our Common Stock.  The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

Index

We have authorized and unissued 16,117,475 (which include outstanding options to purchase 2,644,000 shares of our Common Stock) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2012 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

Our Common Stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”) if we do not satisfy continued listing requirements.
On December 4, 2012, we were notified by NASDAQ that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, our Common Stock did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).

In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the notice within which to regain compliance with the Minimum Bid Price Rule.  If at any time before June 3, 2013, the bid price of the Company's Common Stock is at least $1.00 for a minimum of 10 consecutive business days, NASDAQ will provide us with written confirmation that it has achieved compliance with the minimum bid price requirement.  If we are unable to demonstrate compliance with the minimum bid price of $1.00 for a minimum of 10 consecutive business days by June 3, 2013 and, except for the bid price requirement, we meet all other initial listing standards for The NASDAQ Capital Market set forth in Marketplace Rule 5505, we may be granted an additional 180-day period to regain compliance with the Minimum Bid Price Rule provided we provide NASDAQ written notice of our intention to cure the deficiency during the second compliance period.  If we do not regain compliance with the Minimum Bid Price Rule prior to June 3, 2013 and are not eligible for the additional compliance period, then NASDAQ will notify us that the Common Stock will be delisted. If our Common Stock is delisted from NASDAQ, in addition to having an adverse effect on the liquidity and share price of our Common Stock, delisting from NASDAQ would also result in negative publicity, limited availability of market quotations for our securities, and could also make it more difficult for us to raise additional capital. Any impact on our ability to raise equity capital could adversely affect our ability to execute our long-term business strategy, including any efforts to use equity capital to reduce our indebtedness or fund our operations.

Index

We intend to continue to monitor the bid price of our Common Stock and consider available options, including a reverse stock split, if our Common Stock does not trade at a level likely to result in our coming in compliance with NASDAQ’s minimum bid price requirement.  There can be no assurance that we will be able to come into compliance with the minimum bid price requirement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Our principal executive office is in Atlanta, Georgia.  Our Operations Headquarters is located in Knoxville, Tennessee.  Our Treatment Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and Richland, Washington.  Our Services Segment operates subsidiaries located in Ellisville, Missouri; Knoxville, Tennessee; and Blaydon On Tyne, England, of which we lease all of the properties.  We have a facility located in Valdosta, Georgia, which is included within our discontinued operations.  We also maintain properties in Brownstown, Michigan and Memphis, Tennessee, which are all non-operational and are included within our discontinued operations.

Three of our facilities are subject to mortgages as granted to our senior lender (Kingston, Tennessee; Gainesville, Florida; and Richland, Washington).

The Company currently leases properties in the following locations:

Location	Square Footage	Expiration of Lease
Knoxville, TN (SEC)	20,850	May 31, 2018
Knoxville, TN (SEC)	11,000	September 30, 2013
Blaydon On Tyne, England (Perma-Fix UK Limited)	1,000	Monthly
Pittsburgh, PA (SEC)	640	Monthly
Newport, KY (SEC)	1,566	Monthly
Oak Ridge, TN (M&EC)	150,000	February 28, 2018
Ellisville, MO (SYA)	12,000	May 31, 2016
Atlanta, GA (Corporate)	7,672	May 31, 2015

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”),  to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

On March 7, 2013, Perma-Fix Northwest Richland, Inc. (“PFNWR”), a subsidiary of ours, received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations.  We are initiating discussion with the EPA to resolve this matter.

Index

ITEM 4.	MINE SAFETY DISCLOSURE
Not Applicable

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	69	Chairman of the Board, President and Chief Executive Officer
Mr. Ben Naccarato	50	Chief Financial Officer, Vice President, and Secretary
Mr. James A. Blankenhorn	48	Chief Operating Officer, Vice President
Mr. Robert Schreiber, Jr.	62	President of Schreiber, Yonley & Associates (“SYA”), a subsidiary of the Company, and Principal Engineer
Mr. Christopher P. Leichtweis	53	President of Safety and Ecology Corporation (“SEC”), Senior Vice President

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

Mr. James A. Blankenhorn
Mr. Blankenhorn was appointed by the Company’s Board of Directors on February 18, 2011 as the Company’s Chief Operating Officer.  Mr. Blankenhorn’s employment with the Company became effective on June 1, 2011.  Mr. Blankenhorn has 24 years experience in the nuclear industry supporting U. S. Department of Defense programs, and the Department of Energy’s Environmental Management and National Nuclear Security Administration programs.  Prior to joining Perma-Fix, Mr. Blankenhorn served as the deputy project manager for the West Valley Environmental Services, LLC, in western New York where he directed a staff of 360 in the deactivation, decommissioning and clean-up of facilities at West Valley.  From 2008 to early 2010, Mr. Blankenhorn was program director with Los Alamos National Security, LLC, responsible for the Waste Disposition Project at the Los Alamos National Laboratory where he supervised 440 people and was responsible for improving performance and achieving cost savings while developing a long term strategy for legacy wastes.  Mr. Blankenhorn has also served in a variety of senior management positions at URS Corporation, a publicly traded Company which provides engineering, construction, and technical services for public agencies and private sectors.  Since 1986, Mr. Blankenhorn has been an officer in the U.S. Army (promoted to Colonel) and Army Reserve serving in leadership positions within the U.S. Army Nuclear, Biological, Chemical and Radiological program.  Mr. Blankenhorn holds a Master of Strategic Studies from the U.S. Army War College, a Master of Science degree – Environmental/Hazardous Waste Management from National Technological University, and a Bachelor of Science degree – Chemistry from the Florida Institute of Technology.

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

Prior to the acquisition of SEC by the Company, Mr. Leichtweis served as founder, President and CEO of SEC since 1991 and grew the domestic and international operations to more than 530 employees, eight offices, and revenues of approximately $98,000,000 in SEC’s fiscal year 2011. From 2008 to prior the acquisition, he served as President and Director of SEC’s parent (public) company Homeland Security Capital Corporation (now known as Timios National Corporation), growing the parent’s portfolio of three companies by 43% and expanding operations into many new commercial and federal markets.

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

		2012		2011
		Low	High	Low	High
Common Stock	1st Quarter	$1.58	$1.90	$1.36	$1.82
	2nd Quarter	1.06	1.68	1.28	1.57
	3rd Quarter	0.85	1.19	1.00	1.68
	4th Quarter	0.68	1.07	1.15	1.65

Index

As of February 20, 2013, there were approximately 245 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of February 20, 2013, was approximately 3,674.

As discussed under Item 1A. – Risk Factors – “Our Common Stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”), if we do not satisfy continued listing requirements,” we are currently not in compliance with the $1.00 minimum closing bid price requirement under Rule 550(a)(2) of the NASDAQ listing rules.  See discussion under this “Risk Factor” for additional discussion of this issue relating to listing of our Common Stock in the NASDAQ Stock Market.  The Company intends to continue to monitor the bid price of our Common Stock and consider available options, including a reverse stock split, if the Common Stock does not trade at a level likely to result in the Company regaining compliance with NASDAQ’s minimum bid price requirement.  There can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Amended Loan Agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from the lender.  We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during 2012.  There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2012.

We have adopted a preferred share rights plan, which is designed to protect us against certain creeping acquisitions, open market purchases, and certain mergers and other combinations with acquiring companies.  See “Item 1A. - Risk Factors – Our Preferred Share Rights Plan” as to further discussion relating to the terms of our preferred share rights plan.

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company’s cumulative total stockholders’ returns on the Common Stock during the years 2008 through 2012, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Morningstar and known as Morningstar Waste Management Industry Group (“Industry Index”) assuming the investment of $100 on January 1, 2008.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

Index

Assumes $100 invested in the Company on January 1, 2008, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”) or be subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

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

Index

Statement of Operations Data (in thousands):

	2012	2011(1)	2010	2009	2008
Revenues	$127,509	$118,097	$97,790	$92,393	$64,553
(Loss) income from continuing operations	(6,550)	11,572	3,271	9,687	(818)
Income (loss) from discontinued operations, net of taxes	458	777	(663)	(65)	406
Gain on disposal of discontinued operations, net of taxes	—	1,509	—	—	2,323
Net income attributable to noncontrolling interest	180	22	—	—	—
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(6,272)	13,836	2,608	9,622	1,911
(Loss) income per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - basic
Continuing operations	(.12)	.21	.06	.18	(.01)
Discontinued operations	.01	.01	(.01)	—	.01
Disposal of discontinued operations	—	.03	—	—	.04
Net (loss) income per common share	(.11)	.25	.05	.18	.04
(Loss) income per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - diluted
Continuing operations	(.12)	.21	.06	.18	(.01)
Discontinued operations	.01	.01	(.01)	—	.01
Disposal of discontinued operations	—	.03	—	—	.04
Net (loss) income per common share	(.11)	.25	.05	.18	.04
Number of shares used in computing net (loss) income per common share - Basic	56,125	55,295	54,947	54,238	53,803
Number of shares and potential common shares used in computing net (loss) income per common share - Diluted	56,125	55,317	55,030	54,526	53,803

Balance Sheet Data:

	2012	2011	2010	2009	2008
Working capital (deficit)	$3,307	$8,022	$2,329	$1,490	$(3,886)
Total assets	141,031	165,577	125,315	126,000	123,690
Current and long-term debt	14,196	17,716	10,656	12,381	16,203
Total liabilities	52,394	71,257	46,811	51,196	60,769
Preferred stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	87,352	93,035	77,219	73,519	61,636

(1)
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

Review
This year was a challenging year for the Company.  Federal governmental clients have operated under reduced budgets due to ongoing short term budget Continuing Resolutions (“CR”),  and we believe that this has negatively impacted our financial results in both Segments.  Revenue increased $9,412,000 or 8.0% from $118,097,000 for the twelve months ended December 31, 2011 to $127,509,000 for the twelve months ended December 31, 2012.  Excluding the revenue of $55,661,000 and $10,156,000 for the twelve months ended December 31, 2012 and the corresponding period of 2011, respectively, generated from Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC” which is within our Services Segment) which we acquired on October 31, 2011, remaining revenue as of December 31, 2012, decreased $36,093,000 or 33.4% from the twelve months ended December 31, 2011.  Treatment Segment revenue decreased $19,954,000 or 30.3% primarily due to lower waste volume.  Services Segment revenue decreased $16,139,000 or 38.3% primarily due to reduced revenue from the CH Plateau Remediation Company (“CHPRC”) subcontract (“CHPRC subcontract”), a cost plus award fee subcontract.  This subcontract entails performing a portion of facility operations and waste management activities for the U.S Department of Energy (“DOE”) Hanford, Washington Site.  The revenue reduction was the result of a reduction in workforce which occurred during September 30, 2011 under the CHPRC subcontract.

Excluding the SEC gross profit of $1,391,000 and negative gross profit of $62,000 for the twelve months ended December 31, 2012 and the corresponding period of 2011, respectively, remaining gross profit decreased $14,069,000 or 49.4% primarily due to decreased gross profit from our Treatment Segment resulting from lower waste volume and decreased gross profit under the CHPRC subcontract.  Excluding the Selling, General, and Administrative (“SG&A”) of SEC, remaining SG&A decreased $1,299,000 or 8.9%.

Our working capital at December 31, 2012 was $3,307,000, a decrease of $4,715,000 from a working capital position of $8,022,000 at December 31, 2011.

As previously reported, on October 31, 2011 (“Closing Date”), we completed the acquisition of SEHC and its subsidiaries (collectively known as SEC), pursuant to the Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (now known as Timios National Corporation - “TNC”) and SEHC (collectively known as the “Parties).  We acquired SEC for a total consideration of approximately $16,655,000 determined based on the following discussion:

(i)
cash consideration of approximately $14,885,000, after certain working capital closing adjustments. This cash consideration was reduced by approximately $1,000,000 total consideration for our Common Stock purchased from us by certain security holders of TNC (see “Related Party Transactions – Christopher Leichtweis” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail of this Common Stock purchase by certain security holders of TNC, including Mr. Leichtweis, who is a senior vice president and President of SEC of the Company);

Index

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “October Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which October Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the October Note within 10 days of closing of the acquisition.  Subject to certain limitations, the October Note may be subject to offset of amounts TNC owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement under certain terms and conditions (see below discussion regarding cancellation of this note as result of settlement of certain indemnification claims that the Company made after the acquisition); and

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against TNC for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  TNC and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then the Company could withdraw $1,500,000 from the amount deposited into the escrow.  On January 10, 2012, we received $1,500,000 from the escrow as certain conditions were not met under this certain contract as of December 31, 2011, leaving a balance of $500,000 in the escrow account (“Escrow Balance”).  (See below for discussion as to the release of this remaining $500,000 escrow balance to TNC).

Subsequent to the Closing Date, in addition to the above described $1,500,000 claim, we made additional claims against TNC for indemnification pursuant to the indemnification provisions of the Purchase Agreement, asserting breach of certain representations, warranties and covenants of TNC and SEHC (the “Disputed Claims”).  On February 12, 2013, the Parties entered into a Settlement and Release Agreement (“Settlement Agreement”) to resolve (collectively, the “Subject Claims”): (a) the Disputed Claims, and (b) any other claim arising under the Purchase Agreement with respect to a breach of (i) the representations and warranties of the Parties contained in the Purchase Agreement, and (ii) certain covenants contained in the Purchase Agreement.  Pursuant to the Settlement Agreement, the Parties agreed as follows:

•	the October Note (with an unpaid principal balance of approximately $1,460,000), was cancelled, terminated and rendered null and void;

•
we issued to TNC a new, two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 (the “New Note”) (see – “Liquidity and Capital Resources – Financing Activities” for further detail of this New Note);

•	the Escrow Balance of $500,000 was released to TNC;

•
the Parties terminated all of their rights and obligations to indemnification under the Purchase Agreement, except with respect to TNC’s covenants relating to non-complete, non-solicitation of customers and employees, confidentiality, and related remedies which will continue in full force and effect in accordance with the terms of the Purchase Agreement (the “Continuing Covenants”);

•	the Parties terminated their rights and obligations with respect to (i) the representations, warranties, and covenants contained in the Purchase Agreement, except for the Continuing Covenants; and

•	we terminated our contractual right to offset amounts owing to TNC under the Purchase Agreement to satisfy claims against TNC.

In connection with the resolution of the Disputed Claims, we also entered into a Settlement and Release Agreement and Amendment to Employment Agreement (“Leichtweis Settlement”) with Christopher Leichtweis, our Senior Vice President (see “Related Party Transactions – Christopher Leichtweis” for a discussion of the Leichtweis Settlement).

Index

Outlook
We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending.  In addition, federal governmental clients have operated under reduced budgets due to ongoing short term budget CR and we believe that this has negatively impacted the amount of waste shipped to our treatment facilities as well as jobs available in our Services Segment.  We believe that the uncertainty with the federal budget and the availability of funding will continue to impact our Segments until a final budget or year long CR is approved by Congress. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding due to federal spending reductions from uncertain budgets resulting from temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments:  The Treatment Segment (“Treatment”) and the Services Segment (“Services”):

Below are the results of continuing operations for our years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

(Consolidated)	2012	%	2011	%	2010	%
Net revenues	$127,509	100.0	$118,097	100.0	$97,790	100.0
Cost of goods sold	111,705	87.6	89,677	75.9	77,175	78.9
Gross Profit	15,804	12.4	28,420	24.1	20,615	21.1

Selling, general and administrative	18,390	14.4	15,564	13.2	13,361	13.7
Research and development	1,823	1.4	1,502	1.3	921	.9
Loss (gain) on disposal of property and equipment	15	—	(15)	—	138	.2
(Loss) income from operations	(4,424)	(3.4)	11,369	9.6	6,195	6.3
Interest income	41	—	58	.1	65	.1
Interest expense	(818)	(.6)	(657)	(.6)	(755)	(.8)
Interest expense – financing fees	(107)	(.1)	(207)	(.2)	(412)	(.4)
Loss on extinguishment of debt	—	—	(91)	(.1)	—	—
Other	8	—	5	—	24	—
(Loss) income from continuing operations before taxes	(5,300)	(4.1)	10,477	8.8	5,117	5.2
Income tax expense (benefit)	1,250	1.0	(1,095)	(1.0)	1,846	1.9
(Loss) income from continuing operations	$(6,550)	(5.1)	$11,572	9.8	$3,271	3.3

Summary - Years Ended December 31, 2012 and 2011

Net Revenue
Consolidated revenues from continuing operations increased $9,412,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011, as follows:

Index

(In thousands)	2012	% Revenue	2011	% Revenue	Change	% Change
Treatment
Government waste	$30,501	23.9	$50,155	42.4	$(19,654)	(39.2)
Hazardous/non-hazardous	3,230	2.5	3,484	3.0	(254)	(7.3)
Other nuclear waste	12,151	9.5	12,197	10.3	(46)	(0.4)
Total	45,882	36.0	65,836	55.7	(19,954)	(30.3)

Services
Nuclear	23,462	18.4	39,637	33.6	(16,175)	(40.8)
Technical	2,504	2.0	2,468	2.1	36	1.5
Acquisition 10/31/11 (SEC) (1)	55,661	43.6	10,156	8.6	45,505	448.1
Total	81,627	64.0	52,261	44.3	29,366	56.2

Total	$127,509	100.0	$118,097	100.0	$9,412	8.0

(1)
Includes approximately $47,570,000 and $9,868,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government, for the twelve months ended December 31, 2012 and the corresponding period of 2011, respetively.

Net Revenue
The Treatment Segment revenue decreased $19,954,000 or 30.3% for the twelve months ended December 31, 2012 over the same period in 2011. Revenue from government generators decreased $19,654,000 or 39.2% primarily due to lower waste volume.  Revenue from hazardous and non-hazardous waste decreased $254,000 or 7.3% primarily due to lower waste volume.  Services Segment revenue increased $29,366,000 or 56.2% in the twelve months ended December 31, 2012 from the corresponding period of 2011 primarily due to revenues of $55,661,000 generated by SEC which was acquired on October 31, 2011.  Revenue from SEC for the two months ended December 31, 2011 was $10,156,000.  Excluding the revenue of SEC, remaining Services Segment revenue decreased $16,139,000, or 38.3%, primarily due to reduced revenue in the nuclear services area.  This decrease was primarily from the CH Plateau Remediation Company subcontract which is a cost plus award fee subcontract.  The reduction in revenue of $16,175,000 or 40.8% under this subcontract from $39,637,000 for the twelve month ended December 31, 2011 to $23,462,000 for the twelve months ended December 31, 2012, was primarily the result of a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue increase of $36,000 within the Services Segment resulted primarily from higher vendor pass-through in our our technical services area.

Cost of Goods Sold
Cost of goods sold increased $22,028,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as follows:
		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$36,614	79.8	$44,537	67.6	(7,923)
Services	20,821	80.2	34,922	82.9	(14,101)
Services (Acquisition 10/31/11-SEC)	54,270	97.5	10,218	100.6	44,052
Total	$111,705	87.6	$89,677	75.9	$22,028

Cost of goods sold for the Treatment Segment decreased $7,923,000 or 17.8% primarily due to reduced revenue, revenue mix and reduction in certain fixed costs.  Costs were lower throughout most categories within costs of goods sold.  Salaries and payroll related expenses continue to decrease as we continue to manage headcount to streamline our operations; however, healthcare costs increased despite the reduction in headcount.  We also saw significant reduction in incentive/bonus due to reduced profitability. Cost of goods sold for our Services Segment included cost of goods sold of $54,270,000 and $10,218,000 for SEC which we acquired on October 31, 2011.  Excluding SEC, the remaining Services Segment cost of goods sold decreased $14,101,000 or 40.4%, which included the cost of goods sold of approximately $18,814,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $32,784,000 for the twelve months ended December 31, 2011. The decrease in cost of goods sold for the CHPRC subcontract of $13,970,000 or 42.6% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $131,000 or 6.1% was primarily due to lower salaries and payroll related expenses resulting from reduced headcount in our engineering group (technical service area).  The reduced cost was partially offset by higher material and supplies costs.  Included within cost of goods sold is depreciation and amortization expense of $5,146,000 and $4,640,000 for the twelve months ended December 31, 2012, and 2011, respectively.  The increase in depreciation and amortization expense in 2012 was attributed primarily to amortization of intangible assets acquired from the SEC acquisition.

Index

Gross Profit (Negative Gross Profit)
Gross profit for the year ended December 31, 2012, was $12,616,000 lower than 2011, as follows:

		%		%
(In thousands)	2012	Revenue	2011	Revenue	Change
Treatment	$9,268	20.2	$21,299	32.4	(12,031)
Services	5,145	19.8	7,183	17.1	$(2,038)
Services (Acquisition 10/31/11-SEC)	1,391	2.5	(62)	(0.6)	1,453
Total	$15,804	12.4	$28,420	24.1	$(12,616)

The Treatment Segment gross profit decreased $12,031,000 or 56.5% due to decreased revenue and gross margin decreased to 20.2% from 32.4% due to lower revenue from lower waste volume and the impact of fixed costs.  Our Services Segment gross profit for the twelve months ended December 31, 2012 and the corresponding period of 2011 included gross profit of $1,391,000 and gross loss of $62,000, respectively for SEC which was acquired on October 31, 2011.  Excluding the gross profit of SEC, the Services Segment gross profit decreased $2,038,000 or 28.4% primarily due to gross profit decrease of $2,205,000 or 32.2% under the CHPRC subcontract.  The gross profit decrease under the CHPRC subcontract to $4,648,000 for the twelve months ended December 31, 2012 from $6,853,000 for the corresponding period of 2011 was reflective of the revenue decrease under this subcontract.  The gross margin of 19.8% and 17.3% for the same period, respectively, was in accordance with the contract fee provisions.  The remaining Services Segment gross profit increase of $167,000 or 50.6% was primarily due to lower salaries and payroll related expenses from lower headcount in our engineering group within the Segment.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $2,826,000 for the year ended December 31, 2012, as compared to the corresponding period for 2011, as follows:

(In thousands)	2012	% Revenue	2011	% Revenue	Change
Administrative	$6,536	—	$6,832	—	$(296)
Treatment	4,051	8.8	4,933	7.5	(882)
Services	2,634	10.1	2,755	6.5	(121)
Services (Acquisition 10/31/11-SEC)	5,169	9.3	1,044	10.3	4,125
Total	$18,390	14.4	$15,564	13.2	$2,826

Index

The decrease in administrative SG&A was primarily the result of significantly lower incentive/bonus ($520,000) due to reduced profitability, lower legal and consulting expenses ($353,000) as higher costs were incurred in 2011 in connection with the acquisition of SEC, and lower general costs.  This lower cost was offset by higher salaries and payroll related expenses and healthcare costs (increase of approximately $496,000) due to additional headcount resulting from centralization of accounting functions from the SEC operations to the corporate office as part of the Company’s consolidation process related to the acquisition. The increase in headcount at the corporate office was offset by headcount reduction at our SEC operations in our Services Segment.  In addition, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012.  The Company did not sell any shares of our Common Stock from the registration statement.  Treatment SG&A was lower primarily due to lower commission/incentive expense, lower bad debt expense, and lower general expenses.  The lower cost was partially offset by higher health claim costs.  The decrease in Services SG&A (excluding SG&A of SEC which we acquired October 31, 2011) was primarily due to lower bonus/incentive expense, lower general expenses, and lower bad debt expenses.  This lower cost was partially offset by higher salaries and payroll related expenses resulting from the shift of certain employees under the CHPRC subcontract from billable costs (cost of goods sold) to overhead costs based on contract terms.  We also saw higher health claims costs.   Included in SG&A expenses is depreciation and amortization expense of $305,000 and $176,000 for the twelve months ended December 31, 2012 and 2011, respectively.

Research and Development
Research and development costs increased $321,000 for the year ended December 31, 2012, as compared to the corresponding period of 2011.  Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes.  The increase was primarily due to increased lab and payroll costs from more research and development projects.  Included in research and development expense is depreciation expense of $19,000 and $0 for the twelve months ended December 31, 2012 and 2011, respecitvely.

Interest Expense
Interest expense increased $161,000 for the year ended December 31, 2012, as compared to the corresponding period of 2011.

(In thousands)	2012	2011	Change	%
PNC interest	$616	$404	$212	52.5
Other	202	253	(51)	(20.2)
Total	$818	$657	$161	24.5

The increase for the twelve months ended December 31, 2012, as compared to the corresponding period of 2011 was primarily due to higher interest from a higher Term Loan balance resulting from our Amended and Restated Revolving Credit Term Loan and Security Agreement (“Amended Loan Agreement”) that we entered into with PNC on October 31, 2011.  In addition, we incurred higher interest resulting from the $2,500,000 note we entered into with TNC resulting from the acquisition of SEC on October 31, 2011.  The higher interest expense was partially offset by lower interest on our revolver resulting from lower average balance and lower interest expense resulting from the payoff of the shareholder note in June 2011 in connection with the acquisition of PFNWR.

Interest Expense- Financing Fees
Interest expense-financing fees decreased approximately $100,000 for the twelve months ended December 31, 2012, as compared to the corresponding period of 2011.  The decrease was primarily due to debt discount which became fully amortized as financing fees in April 2012 in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants to purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan dated May 8, 2009 from William Lampson and Diehl Rettig.  This decrease in interest expense-financing fees was partially offset by higher financing fees resulting from the Amended Loan Agreement as mentioned above.

Income Tax Expense
We had an income tax expense of $1,250,000 and income tax benefit of $1,095,000 for continuing operations for the twelve months ended December 31, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates were approximately negative 23.6% and negative 10.5% for the twelve months ended December 31, 2012 and 2011, respectively.  Included in our tax expense in 2012 is a charge of approximately $1,949,000 related to an uncertain tax position (see “Critical Accounting Estimates – Income Taxes” for further discussion of this uncertain tax position).  Also, our income tax expense included a charge of approximately $1,375,000 attributed to the write-off of deferred tax assets that, based upon new information obtained by management, would not be realizable by the Company.  We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

Index

Summary - Years Ended December 31, 2011 and 2010

Net Revenue
Consolidated revenues from continuing operations increased $20,307,000 for the year ended December 31, 2011, compared to the year ended December 31, 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change	% Change
Treatment
Government waste	$50,155	42.5	$38,306	39.2	$11,849	30.9
Hazardous/non-hazardous	3,484	3.0	3,473	3.6	11	0.3
Other nuclear waste	12,197	10.3	11,584	11.8	613	5.3
Total	65,836	55.7	53,363	54.6	12,473	23.4

Services
Nuclear	39,637	33.6	41,969	42.9	(2,332)	(5.6)
Technical	2,468	2.1	2,458	2.5	10	0.4
Acquisition 10/31/11 (SEC) (1)	10,156	8.6	—	—	10,156	100.0
Total	52,261	44.3	44,427	45.4	7,834	17.6

Total	$118,097	100.0	$97,790	100.0	$20,307	20.8

(1)	Includes approximately $9,868,000 relating to services generated by the federal government, either directly (as prime contractor) or indirectly as a subcontractor to the federal government.

The Treatment Segment realized revenue growth of $12,473,000 or 23.4% for the twelve months ended December 31, 2011 over the same period in 2010.  Revenue from government generators increased by a total of $11,849,000 or 30.9% primarily due to higher waste volume, which was partially offset by lower averaged priced waste.  In the prior year, we generated revenue from the receipt and processing/disposal of higher activity waste streams received in late 2009 and 2010. Revenue from hazardous and non-hazardous waste was up slightly by $11,000 or 0.3% primarily due to increased field service work, which was partially offset by lower waste volume.  Other nuclear waste revenue increased approximately $613,000 or 5.3% primarily due to increased waste volume which was partially reduced by lower average priced waste.  Services revenue increased $7,834,000 or 17.6% from 2010 to 2011. Total revenue within this segment included $10,156,000 of revenue from SEC, which was acquired on October 31, 2011.  Excluding the revenue of SEC, revenue from the remaining Services Segment decreased $2,322,000 or 5.2% primarily due the reduction in revenue of $2,332,000 or 5.6% under the CHPRC subcontract, a cost plus award fee subcontract, in our nuclear services area.  The reduction in revenue under this subcontract was primarily due to reduced headcount resulting from a reduction in workforce which occurred in September 2011 under this subcontract.  The remaining revenue increase of $10,000 within the Services Segment resulted from higher average billing rate which was mostly offset by decreased billable hours in our technical services area.

Index

Cost of Goods Sold
Cost of goods sold increased $12,502,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as follows:

		%		%
(In thousands)	2011	Revenue	2010	Revenue	Change
Treatment	44,537	67.6	40,630	76.1	3,907
Services	$34,922	82.9	$36,545	82.3	$(1,623)
Services (Acquisition 10/31/11-SEC)	10,218	100.6	—	—	10,218
Total	$89,677	75.9	$77,175	78.9	$12,502

Cost of goods sold for the Treatment Segment increased $3,907,000 or 9.6% primarily due to increased revenue from increased waste volume.  We saw increases in material and supplies, disposal costs, and transportation costs, which were reflective of the higher waste volume.  We also recognized higher incentive expense resulting from higher revenue and operating income. Salaries, healthcare costs, and payroll related expenses were down resulting from reduction in workforce which occurred in April 2011 in our Diversified and Scientific Services, Inc. (“DSSI”) and East Tennessee Material & Energy Corporation (“M&EC”) operations but were partially reduced by the $154,000 in severance expense incurred from the reduction in workforce.  Excluding the cost of goods sold of SEC (which is under our Services Segment), the Services Segment cost of goods sold decreased $1,623,000 or 4.4%, which included the cost of goods sold of approximately $32,784,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $34,294,000 for the twelve months ended December 31, 2010. The decrease in cost of goods sold for the CHPRC subcontract of $1,510,000 or 4.4% was consistent with the decrease in revenue for the CHPRC subcontract. The remaining decrease in Services Segment cost of goods sold of $113,000 or 5.0% was primarily due to lower salaries, lower payroll related expenses and lower healthcare costs from lower headcount resulting from the reduction in workforce which occurred during March 2011 in our Schreiber, Yonley & Associates (“SYA”) operations.  Included within cost of goods sold is depreciation and amortization expense of $4,640,000 and $4,438,000 for the years ended December 31, 2011 and 2010, respectively.

(Negative Gross Profit) Gross Profit
Gross profit for the year ended December 31, 2011, was $7,805,000 higher than 2010, as follows:

		%		%
(In thousands)	2011	Revenue	2010	Revenue	Change
Treatment	21,299	32.4	12,733	23.9	8,566
Services	$7,183	17.1	$7,882	17.7	$(699)
Services (Acquisition 10/31/11-SEC)	(62)	(0.6)	—	—	(62)
Total	$28,420	24.1	$20,615	21.1	$7,805

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

Index

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $2,203,000 for the year ended December 31, 2011, as compared to the corresponding period for 2010, as follows:

(In thousands)	2011	% Revenue	2010	% Revenue	Change
Administrative	$6,832	—	$6,106	—	$726
Treatment	4,933	7.5	4,654	8.7	279
Services	2,755	6.5	2,601	5.9	154
Services (Acquisition 10/31/11-SEC)	1,044	10.3	—	—	1,044
Total	$15,564	13.2	$13,361	13.7	$2,203

Excluding the SG&A of SEC of $1,044,000, the increase in administrative SG&A was primarily the result of higher incentive costs resulting from the Company’s improved operating results, higher salary and payroll related expenses, and higher legal expense (legal costs incurred 2011 totaled approximately $593,000) incurred for the acquisition of SEC.  The increase was partially offset by lower general and healthcare expenses.  Treatment SG&A was higher primarily due to higher incentive expense resulting from higher revenue and operating income.  The increase was partially offset by lower bad debt expense, lower outside service expense from fewer business/consulting matters, and lower healthcare and general costs.  The increase in Services SG&A was primarily due to higher bad debt expense and higher non-reimbursable costs incurred related to the reduction in workforce under the CHPRC subcontract.  Included in SG&A expenses is depreciation and amortization expense of 176,000 and $92,000 for the years ended December 31, 2011, and 2010, respectively.

Research and Development
Research and development costs increased $581,000 for the year ended December 31, 2011, as compared to the corresponding period of 2010.  The increase was primarily due to increased payroll and lab costs from more research and development projects.

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

The decrease in interest expense for the twelve months ended December 31, 2011, as compared to the corresponding period in 2010 was primarily due to payoff of our Revolving Credit line and principal payoff of the Term Loan under our original Loan Agreement with PNC.  In addition, interest was lower resulting from the final principal installment payment in June 2011 of the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, PFNWR, and reduced loan balance from continuing reductions to the principal on the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig (which was modified on April 18, 2011). The reduction in interest expense mentioned above was partially offset by higher interest expense from a $1,322,000 promissory note entered into in September 2010 in connection with an earn-out amount we are required to pay from the acquisition of PFNW and PFNWR, higher Term Loan balance from the Amended Loan Agreement we entered into on October 31, 2011 resulting from the acquisition of SEC and the $2,500,000 promissory note we entered into with TNC resulting from the acquisition of SEC.

Index

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

Income Taxes- Valuation Allowance
We had a tax benefit of $1,095,000 for 2011 as compared to a tax expense of $1,846,000 for 2010.  Our effective tax rate was a negative 10.5% in 2011, as compared to 36.1% for 2010.  The tax benefit for 2011 was primarily the result of the partial release of our valuation allowance. For 2011 and 2010, we released $4,687,000 and $312,000 of valuation allowance, respectively.

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

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of December 31, 2012. No intangible asset exists at PFSG.

Our discontinued operations generated revenues of $2,204,000, $6,931,000, and $9,248,000, for the years ended December 31, 2012, 2011, and 2010, respectively, and had net income of $458,000, net income of $2,286,000 and net loss of $663,000 for years ended December 31, 2012, 2011, and 2010, respectively.  Our net income for the twelve months ended December 31, 2011 included a total gain on the sale of our discontinued operations of $1,509,000 (gain of $1,707,000 for PFFL and loss of $198,000 for PFO, which are all net of taxes) for PFFL and PFO.

Assets related to discontinued operations total $2,113,000 and $2,343,000 as of December 31, 2012, and 2011, respectively, and liabilities related to discontinued operations total $3,341,000 and $3,972,000 as of December 31, 2012 and 2011, respectively.

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

Index

At December 31, 2012, we had cash of $4,368,000.  The following table reflects the cash flow activities during the twelve months of 2012:

(In thousands)	2012
Cash used in operating activities of continuing operations	$(2,487)
Cash used in operating activities of discontinued operations	(922)
Cash used in investing activities of continuing operations	(709)
Cash used in investing activities of discontinued operations	(2)
Cash used in financing activities of continuing operations	(3,532)
Principal repayment of long-term debt for discontinued operations	(35)
Decrease in cash	$(7,687)

As of December 31, 2012, we were in a positive cash position.  We attempt to move all excess cash into a Money Market Sweep account in order to maximize the interest earned.  When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at December 31, 2012, primarily represents cash provided by operations (including cash balance of the non-controlling interest which is not subject to our borrowing availability) and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Cash totaled $4,368,000 at December 31, 2012, a decrease of $7,687,000 from the December 31, 2011 balance of $12,055,000.  Our cash at December 31, 2011 was relatively high due to a number of waste shipments received, invoiced and collected prior to year end. A large amount of this waste was not processed and was therefore carried as unearned revenue at year end 2011. Conversely, waste shipments were slow in 2012, while we processed our backlog of waste, generating revenue but utilizing cash flow for processing expenses.  Cash balance will continue to fluctuate depending on the timing of waste shipments, the contractual timing of invoicing these shipments and the time it takes to collect on these invoices.

Accounts Receivable, net of allowances for doubtful accounts, totaled $11,395,000 at December 31, 2012, a decrease of $5,453,000 from the December 31, 2011 balance of $16,848,000.  The decrease was primarily due to reduction in invoicing resulting from decreased revenue and increased cash collection.

As of December 31, 2012, unbilled receivables totaled $8,667,000, a decrease of $1,389,000 from the December 31, 2011 balance of $10,056,000.  Treatment unbilled receivables decreased $2,395,000 from $7,542,000 as of December 31, 2011 to $5,147,000 as of December 31, 2012.  Services Segment unbilled receivables (which are all current) increased $1,006,000 from a balance of $2,514,000 as of December 31, 2011 to $3,520,000 as of December 31, 2012.  The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of December 31, 2012 was $8,530,000, a decrease of $1,102,000 from the balance of $9,632,000 as of December 31, 2011. The long term portion as of December 31, 2012 was $137,000, a decrease of $287,000 from the balance of $424,000 as of December 31, 2011.

As of December 31, 2012, total consolidated accounts payable was $8,657,000, a decrease of $4,656,000 from the December 31, 2011 balance of $13,313,000.  The decrease was primarily due to payment of our vendor invoices from cash collected.  We continue to manage payment terms with our vendors to maximize our cash position throughout both segments.

Index

Accrued expenses as of December 31, 2012, totaled $6,254,000, a decrease of $3,180,000 over the December 31, 2011 balance of $9,434,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily the payment of fiscal year end 2011 bonus/incentives. Miminum bonus/incentive was accrued for in 2012 due to reduced profitability.  In addition, monthly payments for the Company’s general insurance policies and our closure policy for our treatment operations attributed to the decrease in accrued expenses.

Our working capital was $3,307,000 (which included working capital of our discontinued operations) as of December 31, 2012, as compared to a working capital of $8,022,000 as of December 31, 2011. Our working capital was negatively impacted by the reduction in our cash used to pay our final two payments of our closure policies into the sinking fund (which is a long term asset), payments of our long term debt, and the net reduction in accounts receivable over account payables.  Our working capital was positively impacted by the reduction of our unearned revenue.

Investing Activities
During 2012, our purchases of capital equipment totaled approximately $412,000.  These expenditures were for improvements to operations within both Segments.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,500,000 for 2013 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of December 31, 2012, our financial assurance coverage amount under this policy totaled approximately $37,524,000.  We have recorded $15,382,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $911,000 on the sinking fund as of December 31, 2012.  Interest income for twelve months ended December 31, 2012, was approximately $30,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of December 31, 2012, we have recorded $5,890,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $190,000 on the sinking fund as of December 31, 2012. Interest income for the twelve months ended December 31, 2012 totaled approximately $9,000.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We renewed this policy in 2011 and 2012 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

Index

Financing Activities
On October 31, 2011, in connection with the acquisition of SEC, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender, replacing our previous Loan Agreement with PNC.  The Amended Loan Agreement provides us with the following credit facilities:

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

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000 using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $33,000 was incurred in 2012), all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As of December 31, 2012, there were no balances outstanding under the revolving credit facility and the excess availability under our revolving credit was $10,146,000, based on our eligible receivables.

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

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  On November 7, 2012, we entered into an Amendment to the Amended Loan Agreement.  This Amendment provided for the exclusion of approximately $700,000 in certain costs related to the acquisition and $1,600,000 of costs incurred related to certain contracts assumed in connection with the acquisition of SEC, in calculating the fixed charge ratio commencing September 30, 2012.  The minimum fixed charge coverage ratio of 1.25 to 1.0 for the four quarter period endings as of the each of the fiscal quarters remains unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $15,000, which is being amortized as interest expense – financing fees. All other terms of the Amended Loan Agreement remain principally unchanged.

Index

We met our financial covenants in each of the quarters in 2012 and we expect to meet our financial covenants in remaining 2013.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2012:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual	Actual
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	3:55:1	2:73:1	1:42:1	1:30:1
Minimum tangible adjusted net worth	$30,000	$65,010	$64,261	$61,691	$58,166

In connection with the acquisition of SEC, we entered into the October Note.  As of February 12, 2013, the October Note had an outstanding principal balance of $1,460,000.  As discussed above under “Review” of this “Management Discussion and Analysis of Financial Condition and Results of Operations,” the October Note was cancelled on February 12, 2013, and replaced by the New Note in the principal sum of approximately $230,000, as part of a settlement with TNC.  The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, and as agreed by us and TNC after entering into the New Note, with subsequent payments due on the last day of each month thereafter.   The New Note provides us the right to prepay such at any time without interest or penalty.  Under the terms of the New Note, in the event of a continuing event of default, TNC has the option to convert the unpaid portion of the New Note into our restricted shares of Common Stock equal to the quotient determined by dividing the principal amount owing under the New Note and all accured and unpaid interest thereon, plus certain expenses, by the average of the closing prices per share of our Common Stock as reported by the primary national securities exchange or automatic quotation system on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our Common Stock as a result of the event of default that is continuing; provided that the number of shares of our Common Stock to be issued to TNC under the New Note in the event of a continuing event of default plus the number of shares of our Common Stock issed to the Management Investors, shall not exceed 19.9% of the voting power of all of our voting securities issued and outstanding as of the date of the Purchase Agreement (See discussion under “Related Party Transactions” of this “Management Discussion and Analysis of Financial Condition and Results of Operations”as to Leichtweis Settlement and issuances of shares of Common Stock to Management Investors).

The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (“Nuovtec”) (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson (“Lampson Warrant”) and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  We also issued to them an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  During 2011, Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012, acquired from Mr. William Lampson one-half of the Lampson Warrant.  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Common Stock and Warrants was fully amortized by April 2012.  See “Related Party Transactions – Mr. Robert L. Ferguson” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Mr. Robert L. Ferguson.

Index

In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec (which includes Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012), an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of December 31, 2012, an aggregate earn-out amount of $3,896,000 has been paid or is payable as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, payable in 36 equal monthly payments of approximately $40,000 consisting of interest and principal, starting October 15, 2010. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

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

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.   Although there are no assurances, we believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations and the current obligations resulting from the acquisition of SEC.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Index

		Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016 - 2017	After 2017
Long-term debt	$14,196	$2,794	$4,736	$6,666	$—
Interest on fixed rate long-term debt (1)	22	18	4	—	—
Interest on variable rate debt (2)	1,551	556	779	216	—
Operating leases	3,708	883	1,535	1,116	174
Pension withdrawal liability (3)	301	251	50	—	—
Environmental contingencies (4)	1,614	374	816	153	271
Total contractual obligations	$21,392	$4,876	$7,920	$8,151	$445

  (1) The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each measurement year between June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  On February 12, 2013, the Company issued a two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 (the “New Note”) in settlement in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of SEC on October 31, 2012.  The promissory note bears an annual interest rate of 6%, payable in 24 monthly installments of approximately $10,000 consisting of principal and interest, with first payment due February 28, 2013.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0%, respectively, over the prime rate of interest, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over LIBOR. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.0% and 3.5% (assuming LIBOR of .5%), respectively, in years 2013 to October 31, 2016.  See “Liquidity and Capital Resources – Financing Activities” for further information on the Amended and Restated Revolving Credit, Term Loan and Security Agreement entered into with PNC Bank on October 31, 2011.

(3) The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI and remains the financial obligations of the Company.  See “Discontinued Operations and Divestitures” earlier in this section for discussion on our discontinued operations.

(4) The environmental contingencies and related assumptions are discussed further in the “Environmental Contingencies” section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted here are for PFMI, PFM, PFSG, and PFD.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

Index

Revenue Recognition Estimates.  We utilize a performance based methodology for purposes of revenue recognition in our Treatment Segment.  As we accept more complex waste streams in this segment, the treatment of those waste streams become more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance method.  The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (ranging from 5.0% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed waste.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial. We review and evaluate our revenue recognition estimates and policies on an annual basis.

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

Under cost-reimbursement contracts, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred in excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 2.0% of revenue for 2012 and 18.0%, of accounts receivable as of December 31, 2012.  Additionally, this allowance was approximately 2.1% of revenue for 2011 and 12.7% of accounts receivable as of December 31, 2011.

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired, or goodwill, and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We test each Reporting Unit’s goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2012 and 2011 resulted in no impairment of goodwill and permits.

Index

Our October 1, 2011 impairment tests were performed based on our previous two reporting units:  1) Nuclear reporting unit, which included all of our treatment operations and operation under our CHPRC subcontract, and 2) Engineering reporting unit, which included our SYA subsidiary operations.

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structural and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance to ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed a goodwill impairment test for our treatment reporting unit as of October 31, 2011 which did not result in any impairment.  During the third quarter 2012, we reassigned approximately $2,488,000 of the $3,637,000 goodwill from the CHPRC reporting unit back to the Treatment reporting unit to correct our initial calculation completed during the fourth quarter of 2011. We did not amend our filings as this correction had no impact on our Consolidated Balance Sheet, Consolidated Statement of Operations or our cash flows.

Our October 1, 2012 impairment tests were performed based on the four reporting units noted above.  The methodology utilized in performing our goodwill testing estimates the fair value of our reporting units using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Reporting Unit’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2013 included sales revenue and projected margin which are based on our current revenue and projected government funding as it relates to our existing government contracts. The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity, (2) a company specific adjusted, market participant required rate of return on equity, and (3) the current after tax market participant rate of return on debt.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. We amortize intangible asset of customer relationships using an accelerated method.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations (“AROs”), which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  Adjustments to AROs are depreciated prospectively over the remaining estimated life of the asset, in accordance with Accounting Standards Codification (“ASC”) 401, “Asset Retirement and Environmental Obligations.”

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

Index

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes.”  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance.  As of December 31, 2012, we had deferred tax assets of approximately $10,335,000, which were primarily related to federal and state net operating loss (“NOL”) carryforwards, impairment charges, and closure costs.  In 2012 and 2011, we determined that it was more likely than not that approximately $2,656,000 and $3,721,000 of our net deferred income tax assets would be realized based, primarily, on profitable historic results and projections of future taxable income. Our net operating losses are subject to being audited by the Internal Revenue Services, and, as a result, the amounts could be reduced.  Included in the NOL carryforwards is approximately $5,734,000 of unclaimed deferred charges.  Based upon the more-likely-than-not-criteria in ASC 740, the Company recorded a liability for this uncertain tax position in the amount of approximately $1,949,000.

Foreign Operation
Our Services Segment includes a foreign operation, Perma-Fix Environmental Services UK Limited (“Perma-Fix UK Limited” - formerly known as Safety & Ecology Corporation Limited) located in Blaydon On Tyne, England), which we acquired on October 31, 2011. The financial results of Perma-Fix UK Limited are included in the consolidated financial statements of the Company within the Services Segment.  The financial results of Perma-Fix UK Limited are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for result of operations.  The related translation adjustments are reported as a separate component of stockholders’ equity.

Known Trends and Uncertainties
Economic Conditions.  With much of our segments’ customer base being the federal government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.

We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending.  In addition, federal governmental clients have operated under reduced budgets due to ongoing short term budget Continuing Resolution (“CR”) and we believe that this has negatively impacted the amount of waste shipped to our treatment facilities as well as jobs available in our Services Segment.  We believe that the uncertainty with the federal budget and the availability of funding will continue to impact our Segments until a final budget or year long CR is approved by Congress. Our operations depend, in large part, upon governmental funding, particularly funding levels at the U.S. Department of Energy (“DOE”).  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.   Significant reductions in the level of governmental funding due to federal spending reductions from uncertain budgets resulting from temporary continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matters:
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”),  to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. See “Liquidity and Capital Resources of the Company – Financing Activities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion for an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

Index

On March 7, 2013, Perma-Fix Northwest Richland, Inc. (“PFNWR”), a subsidiary of ours, received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations.  We are initiating discussion with the EPA to resolve this matter.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $101,533,000 or 79.6% of our total revenue from continuing operations during 2012, as compared to $99,660,000 or 84.5% of our total revenue from continuing operations during 2011, and $80,275,000 or 82.1% of our total revenue from continuing operations during 2010.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2012, 2011, and 2010:

		Total	% of Total
Customer	Year	Revenue	Revenue
CH Plateau Remediation Company ("CHPRC")	2012	$24,652,000	19.3%
	2011	$59,136,000	50.1%
	2010	$51,929,000	53.1%

DOE	2012	$26,265,000	20.6%
	2011	$4,136,000	3.5%
	2010	$0	0.0%

The increase in revenue generated directly from the DOE was attributed primarily from the acquisition of SEC on October 31, 2011.  Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site.  We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products.  In the past, numerous third party disposal sites have improperly managed waste and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs.  Despite our aggressive compliance and auditing procedures for disposal of wastes, we could further be notified, in the future, that we are a potentially responsible party (“PRP”) at a remedial action site, which could have a material adverse effect.

We have budgeted approximately $374,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities for 2013.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Brownstownt, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  All of the reserves are within our discontinued operations.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2012, we had total accrued environmental remediation liabilities of $1,614,000, of which $374,000 is recorded as a current liability, which reflects a decrease of $388,000 from the December 31, 2011, balance of $2,002,000.  The net decrease represents payment of approximately $388,000 on remediation projects, increases in reserves of approximately $90,000 at PFD and $33,000 at PFMI and decrease in reserve of approximately $123,000 at PFSG, due to reassessment of our remediation reserves.  The December 31, 2012 current and long-term accrued environmental balance is recorded as follows (in thousands):

Index

	Current	Long-term
	Accrual	Accrual	Total
PFD	$7	$92	$99
PFM	23	38	61
PFSG	343	1,030	1,373
PFMI	1	80	81
Total Liability	$374	$1,240	$1,614

Related Party Transactions
Mr. Robert Schreiber, Jr.
During March 2011, we entered into a lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The lease is for a term of five years starting June 1, 2011.  Under the lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2012 of approximately $165,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to us is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of our acquisition of Nuvotec (now known as Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS” - now known as Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.   See discussion under “Liquidity and Capital Resources  – Financing Activities” of this “Management Discussion and Analysis of Financial Condition and Results of Operations” as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNWR and PFNW.  Mr. Ferguson elected not to stand for re-election at the  2012 Annual Meeting of Stockholders held on September 13, 2012.

Christopher Leichtweis
We are obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee. Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis (“Leichtweis”), who was named as a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries (collectively known as “SEC”) by the Company from TNC on October 31, 2011.  The Lease covers SEC’s principal offices in Knoxville, Tennessee.

Index

Under an agreement of indemnity (“Indemnification Agreement”), SEC, Leichtweis and his spouse (“Leichtweis Parties”), jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC agreed to indemnify Leichtweis Parties against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis Parties have agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The Indemnification Agreement provided by SEC to the Leichtweis Parties also provides for compensating the Leichtweis Parties at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).  On February 14, 2013, we entered into a Settlement and Release Agreement and Amendment to Employment Agreement (the “Leichtweis Settlement), in final settlement of certain claims made by us against Leichtweis in connection with the Disputed Claims asserted by us against TNC subsequent to our acquisition of SEC.  The Leichtweis Settlement terminated our obligation to pay the Leichtweis Parties a fee under the Indemnification Agreement.

Upon the closing of our acquisition of SEC from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased 813,007 restricted shares of our Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of our Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of our Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of our Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEC.

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

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and is effective for four years.  The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR.  As of December 31, 2012, we had approximately $13,524,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of December 31, 2012, our interest cost would change by approximately $135,000.  As of December 31, 2012, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  We have a small foreign operation, Perma-Fix UK Limited - a United Kingdom corporation, located in Blaydon On Tyne, England, which we acquired on October 31, 2011.  As of December 31, 2012, Perma-Fix UK Limited’s assets were $61,000 or .04% of our total consolidated assets and had generated revenues of approximately $158,000 in U.S. dollars for the twelve months ended December 31, 2012 (which represented 0.1% of our total revenue for continuing operations for the twelve months ended December 31, 2012); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

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

•	demand for our services subject to fluctuations due to variety of factors;
•	uncertainty with the federal budget;
•	expect to meet our financial covenants in 2013;
•	ability to improve operations and liquidity;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	permit and license requirements represent a potential barrier to entry for possible competitors;
•	fluctuation of cash balances;
•	potential large fluctuations in revenue in each of our quarters in the near future;
•	ability to fund expenses to remediate sites from funds generated internally;
•	collectability of our receivables;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	ability to fund budgeted capital expenditures during 2013 through our operations and lease financing;
•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
•
due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	as our operations and activities expand, there could be an increase in potential litigation;
•	ability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor);
•	investment of working capital;
•	seasonality and approval of final federal budget or year long Continuing Resolution is approved by Congress;
•	process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter;
•	funding of any repurchases of our common stock;
•	future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations;
•	treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
•	the Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company's financial condition or results of operations;
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

Index

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

•	general economic conditions;
•	material reduction in revenues;
•	ability to meet PNC covenant requirements;
•	inability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	the ability to maintain and obtain required permits and approvals to conduct operations;
•	public not accepting our new technology;
•	the ability to develop new and existing technologies in the conduct of operations;
•	inability to maintain and obtain closure and operating insurance requirements;
•	inability to retain or renew certain required permits;
•
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

•	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
•	refusal of third party disposal sites to accept our waste;
•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
•	Risk factors contained in Item 1A of this report.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules Omitted
In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-Fix Environmental Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 22, 2013

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2012	2011

ASSETS
Current assets:
Cash	$4,368	$12,055
Restricted cash	35	1,535
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,441, respectively	11,395	16,848
Unbilled receivables - current	8,530	9,632
Retainage receivable	312	912
Inventories	473	573
Prepaid and other assets	3,282	4,661
Deferred tax assets - current	1,553	3,853
Current assets related to discontinued operations	499	693
Total current assets	30,447	50,762

Property and equipment:
Buildings and land	26,297	26,026
Equipment	34,657	34,283
Vehicles	661	818
Leasehold improvements	11,625	11,529
Office furniture and equipment	2,116	2,081
Construction-in-progress	334	764
	75,690	75,501
Less accumulated depreciation and amortization	(40,376)	(35,666)
Net property and equipment	35,314	39,835

Property and equipment related to discontinued operations	1,614	1,650

Intangibles and other long term assets:
Permits	16,799	16,854
Goodwill	29,186	29,186
Other intangible assets - net	3,610	4,517
Unbilled receivables – non-current	137	424
Finite risk sinking fund	21,272	19,354
Deferred tax asset, net of liabilities	1,103	1,435
Other assets	1,549	1,560
Total assets	$141,031	$165,577

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,657	$13,313
Accrued expenses	6,254	9,434
Disposal/transportation accrual	2,294	1,957
Unearned revenue	3,695	6,260
Billings in excess of costs and estimated earnings	1,934	6,058
Current liabilities related to discontinued operations	1,512	2,197
Current portion of long-term debt	2,794	3,521
Total current liabilities	27,140	42,740

Accrued closure costs	11,349	11,937
Other long-term liabilities	674	610
Long-term liabilities related to discontinued operations	1,829	1,775
Long-term debt, less current portion	11,402	14,195
Total long-term liabilities	25,254	28,517

Total liabilities	52,394	71,257

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 56,238,525 and 56,068,248 shares issued, respectively; 56,200,315 and 56,030,038 shares outstanding, respectively	56	56
Additional paid-in capital	102,819	102,411
Accumulated deficit	(16,005)	(9,733)
Accumulated other comprehensive loss	(2)	(3)
Less Common Stock in treasury, at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	86,780	92,643
Non-controlling interest	572	392
Total stockholders' equity	87,352	93,035

Total liabilities and stockholders' equity	$141,031	$165,577

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2012	2011	2010
Net revenues	$127,509	$118,097	$97,790
Cost of goods sold	111,705	89,677	77,175
Gross profit	15,804	28,420	20,615

Selling, general and administrative expenses	18,390	15,564	13,361
Research and development	1,823	1,502	921
Loss (gain) on disposal of property and equipment	15	(15)	138
(Loss) income from operations	(4,424)	11,369	6,195

Other income (expense):
Interest income	41	58	65
Interest expense	(818)	(657)	(755)
Interest expense – financing fees	(107)	(207)	(412)
Loss on extinguishment of debt	—	(91)	—
Other	8	5	24
(Loss) income from continuing operations before income taxes	(5,300)	10,477	5,117
Income tax expense (benefit)	1,250	(1,095)	1,846
(Loss) income from continuing operations	(6,550)	11,572	3,271

Income (loss) from discontinued operations, net of taxes	458	777	(663)
Gain on disposal of discontinued operations, net of taxes	—	1,509	—
Net (loss) income	$(6,092)	$13,858	$2,608

Less: net income attributable to non-controlling interest	180	22	—

Net (loss) income attributable to Perma-Fix Environmental Services,Inc. common stockholders	$(6,272)	$13,836	$2,608

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:

Continuing operations	$(.12)	$.21	$.06
Discontinued operations	.01	.01	(.01)
Disposal of discontinued operations	—	.03	—
Net (loss) income per common share	$(.11)	$.25	$.05

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:

Continuing operations	$(.12)	$.21	$.06
Discontinued operations	.01	.01	(.01)
Disposal of discontinued operations	—	.03	—
Net (loss) income per common share	$(.11)	$.25	$.05

Number of common shares used in computing net (loss) income per share:
Basic	56,125	55,295	54,947
Diluted	56,125	55,317	55,030

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31,

(Amounts in Thousands)	2012	2011	2010

Net (loss) income	$(6,092)	$13,858	$2,608
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1	(3)	―
Total other comprehensive income (loss)	1	(3)	―

Comprehensive (loss) income	(6,091)	13,855	2,608
Comprehensive income attributable to non-controlling interest	180	22	―
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(6,271)	$13,833	2,608

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock Held In Treasury	Accumulated Other Comprehensive (Loss) Income	Non-contolling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2009	54,628,904	$55	$99,641	$—	$—	$—	$(26,177)	$73,519

Net income	—	—	—	—	—	—	2,608	2,608
Issuance of Common Stock for services	127,276	—	240	—	—	—	—	240
Issuance of Common Stock upon exercise of Options	350,000	—	597	—	—	—	—	597
Payment of Option exercise by Common Stock shares	—	—	—	(88)	—	—	—	(88)
Stock-Based Compensation	—	—	343	—	—	—	—	343
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$—	$—	$(23,569)	$77,219
Net income	—	—	—	—	—	22	13,836	13,858
Foreign currency translation	—	—	—	—	(3)	—	—	(3)
Issuance of Common Stock for services	149,061	—	210	—	—	—	—	210
Common Stock Issued in conjunction with acquisition	813,007	1	999	—	—	—	—	1,000
Warrant extension for debt modification	—	—	36	—	—	—	—	36
Non-controlling interest investment in subsidiary	—	—	—	—	—	370	—	370
Stock-Based Compensation	—	—	345	—	—	—	—	345
Balance at December 31, 2011	56,068,248	$56	$102,411	$(88)	$(3)	$392	$(9,733)	$93,035
Net income (loss)	—	—	—	—	—	180	(6,272)	(6,092)
Foreign currency translation	—	—	—	—	1	—	—	1
Issuance of Common Stock for services	170,277	—	217	—	—	—	—	217
Stock-Based Compensation	—	—	191	—	—	—	—	191
Balance at December 31, 2012	56,238,525	$56	$102,819	$(88)	$(2)	$572	$(16,005)	$87,352

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,092)	$13,858	$2,608
Less: income (loss) on discontinued operations	458	2,286	(663)

(Loss) income from continuing operations	(6,550)	11,572	3,271
Adjustments to reconcile net income from continuing operations to cash provided by operations:
Depreciation and amortization	5,470	4,816	4,530
Amortization of debt discount	12	141	333
Amortization of fair value of customer contracts	(3,667)	(262)	──
Deferred tax expense (benefit)	1,630	(3,230)	1,819
Provision for bad debt and other reserves	124	83	59
Foreign exchange gain (loss)	1	(3)	──
Loss (gain) on disposal of plant, property and equipment	15	(15)	138
Issuance of common stock for services	217	210	240
Stock-based compensation	191	345	343
Changes in operating assets and liabilities of continuing operations, net of effect of business acquisitions:
Accounts receivable	5,929	7,125	3,215
Unbilled receivables	1,390	1,697	279
Prepaid expenses, inventories and other assets	4,800	1,494	1,789
Accounts payable, accrued expenses and unearned revenue	(12,049)	4	(7,289)
Cash (used in) provided by continuing operations	(2,487)	23,977	8,727
Cash used in discontinued operations	(922)	(2,533)	(344)
Cash (used in) provided by operating activities	(3,409)	21,444	8,383

Cash flows from investing activities:
Purchases of property and equipment, net	(412)	(2,303)	(1,571)
Proceeds from sale of plant, property and equipment	121	25	11
Change in restricted cash, net	1,500	──	──
Payments to finite risk sinking fund	(1,918)	(1,930)	(1,944)
Payment of earn-out to Nuvotec shareholders	──	(840)	(1,000)
Cash used for acquisition consideration, net of cash acquired	──	(15,628)	──
Cash used in investing activities of continuing operations	(709)	(20,676)	(4,504)
Cash (used in) provided by investing activities of discontinued operations	(2)	7,691	(544)
Net cash used in investing activities	(711)	(12,985)	(5,048)

Cash flows from financing activities:
Net repayments of revolving credit	──	(2,019)	(640)
Principal repayments of long term debt	(3,532)	(11,329)	(3,117)
Proceeds from issuance of long-term debt	──	16,000	──
Proceeds from issuance of stock	──	1,000	509
Cash (used in) provided by financing activities of continuing operations	(3,532)	3,652	(3,248)
Principal repayment of long-term debt for discontinued operations	(35)	(157)	(52)
Cash (used in) provided by financing activities	(3,567)	3,495	(3,300)

(Decrease) increase in cash	(7,687)	11,954	35
Cash at beginning of period	12,055	101	66
Cash at end of period	$4,368	$12,055	$101

Supplemental disclosure:
Interest paid	$922	$707	$893
Income taxes paid	479	2,051	492
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	──	──	429
Note issued for earn-out to Nuvotec shareholders	──	──	1,322
Warrant extension for debt modification	──	36	──
Note issued in connection with SEC acquisition, net (see Note 3)	──	1,270	──
Amount held in escrow account in connection with SEC acquisition (see Note 3)	──	1,500	──

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in two reportable segments:

TREATMENT SEGMENT, which includes:
-
nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and

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

▪	engineering and compliance support to other segments;
-	Nuclear services, which include:
o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
o
remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; site construction; logistics; transportation; and emergency response; and

-
A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Index

Continuing Operations:  Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Schreiber, Yonley and Associates (“SYA”), Safety & Ecology Corporation (“SEC”), Perma-Fix Environmental Services UK Limited (“Perma-Fix UK Limited” - a United Kingdom facility) and SEC Radcon Alliance, LLC (“SECRA”).

Discontinued Operations (See “Note 8”):  Perma-Fix of Fort Lauderdale, Inc. (“PFFL” – divested in August 2011), Perma-Fix of South Georgia, Inc. (“PFSG” – held for sale), Perma-Fix of Orlando (“PFO” – divested in October 2011), Perma-Fix of Maryland (“PFMD” – divested in January 2008), Perma-Fix of Dayton, Inc. (“PFD” - divested in March 2008), and Perma-Fix Treatment Services, Inc. (“PFTS” – divested in May 2008).  Our discontinued operations also include Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Memphis, Inc. (“PFM”), two non-operational facilities.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. See Notes 8, 11, 12 and 13 for estimates of discontinued operations and environmental liabilities, closure costs, income taxes and contingencies for details on significant estimates.

Restricted Cash
Restricted cash reflects $35,000 held in escrow for our worker’s compensation policy.  Restricted cash in 2011 included $1,500,000 received by the Company from an escrow account in connection with the acquisition of SEC on October 31, 2011.  This $1,500,000 was received by the Company subsequent to 2011 year end (See Note 3 – “Business Acquisition” for further detail of this $1,500,000).

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

Index

Retainage receivables represent amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. Our retainage receivable balances are all current.

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

Unbilled receivables within our Services Segment can result from: (1) revenue recognized by our Earned Value Management program (a program which integrates project scope, schedule, and cost to provide an objective measure of project progress) but invoice milestones have not yet been met and/or (2) contract claims and pending change orders, including Requests for Equitable Adjustments (“REAs”) when work has been performed and collection of revenue is reasonably assured.

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

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, asset lives range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations (“AROs”), which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. AROs are depreciated over the estimated useful life of the property.  Subsequent additions and adjustments to AROs (due to changes in estimates) are depreciated prospectively over the remaining estimated life of the asset, in accordance with ASC 410, “Asset Retirement and Environmental Obligations.”

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

Index

Our PFSG subsidiary is within our discontinued operations and is held for sale.  We performed updated financial valuation on the tangible assets of PFSG and concluded that no tangible asset impairment existed as of December 31, 2012.

Our depreciation expense totaled $4,795,000, $4,575,000 and $4,451,000 in 2012, 2011 and 2010, respectively.

Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year; however, no interest was required to be capitalized for each of the years 2010 to 2012.

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business.  Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, “Business Combinations.” Our annual financial valuations performed as of October 1, 2012, 2011, and 2010, indicated no impairments.  Our October 1, 2011 and 2010, impairment tests were performed based on our previous two reporting units:  1) Nuclear reporting unit, which included all of our treatment operations and operation under our CHPRC subcontract, and 2) Engineering reporting unit, which included our SYA subsidiary operations.

As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structural and reporting changes to its internal organization and changes to its operating segments to create better consistency, greater coordination and enhanced communication.  This restructuring aligns the internal management and functional support assets based on company service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.  These changes resulted in four reporting units:  (1) SYA reporting unit - our SYA subsidiary operations; (2) SEC reporting unit - our SEC operations; (3) Treatment reporting unit – our treatment operations; and (4) CHPRC reporting unit - our operations under the CHPRC subcontract.  We reassigned approximately $3,637,000 of the $14,840,000 goodwill from our previous Nuclear reporting unit to our CHPRC reporting unit using a relative fair value approach in accordance with ASC 350, “Intangibles – Goodwill and Other” as a result of the change in reporting units.  As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed a goodwill impairment test for our treatment reporting unit as of October 31, 2011 which did not result in any impairment.  During the third quarter of 2012, we reassigned approximately $2,488,000 of the $3,637,000 goodwill from the CHPRC reporting unit back to the Treatment reporting unit to correct our initial calculation completed during the fourth quarter of 2011. We did not amend our filings as this correction had no impact on our Consolidated Balance Sheet, Consolidated Statement of Operations or our cash flows.  Our October 1, 2012 impairment tests were performed based on the four reporting units noted above.

In testing goodwill impairment, the Company estimates the fair value of our reporting units using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry and conditions in the U.S. capital markets.

Index

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. The Company has one definite-lived permit which was excluded from the impairment review as noted above. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.  Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist.

Our intangible assets also include a non-compete agreement, customer relationships, software, and customer contracts.  These intangibles are amortized using the straight-line method over the estimated useful lives with the exception of customer relationships which are amortized using an accelerated method (see Note 4 – “Goodwill and Other Intangible Assets” for further discussion on goodwill and other intangible assets).

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs.  We conduct research internally and also through collaborations with other third parties.  Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and are charged to expense when incurred in accordance with Accounting Standards Codification (“ASC”) Topic 730, “Research and Development.”

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

ASC 410, “Asset Retirement and Environmental Obligations”, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We subsequently adjust this liability as a result of changes to the facility, changes in estimated cost for closure, and/or for inflation.  The associated asset retirement cost is recorded as property and equipment (buildings). We depreciate the asset retirement cost on a straight-line basis over its estimated useful life in accordance with our depreciation policy.

Income Taxes
Income taxes are accounted for in accordance with ASC 740, “Income Taxes.” Under ASC 740, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to the temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign Operation
Our Services Segment includes a foreign operation, Perma-Fix Environmental Services UK Limited (“Perma-Fix UK Limited” - formerly known as Safety & Ecology Corporation Limited) located in Blaydon On Tyne, England), which we acquired on October 31, 2011. The financial results of Perma-Fix UK Limited are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for result of operations.  The related translation adjustments are reported as a separate component of stockholders’ equity as well as in the determination of comprehensive income (loss).

Concentration Risk
We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $101,533,000 or 79.6% of our total revenue from continuing operations during 2012, as compared to $99,660,000 or 84.5% of our total revenue from continuing operations during 2011, and $80,275,000 or 82.1% of our total revenue from continuing operations during 2010.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2012, 2011, and 2010:

		Total	% of Total
Customer	Year	Revenue	Revenue
CH Plateau Remediation Company ("CHPRC")	2012	$24,652,000	19.3%
	2011	$59,136,000	50.1%
	2010	$51,929,000	53.1%

Department of Energy ("DOE")	2012	$26,265,000	20.6%
	2011	$4,136,000	3.5%
	2010	$0	0.0%

The outstanding receivable balance for each customer representing more than 10% of consolidated accounts receivable is (“AR”) as follows:

		Total	% of Total
Customer	Year	AR	AR
DOE	2012	$1,753,000	15.4%
	2011	$2,656,000	15.8%

Clauss Construction	2012	$3,343,000	29.3%
	2011	$3,114,000	18.5%

Index

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

Revenue Recognition
Treatment Segment revenues. The processing of mixed waste is complex and may take several months or more to complete; as such, we recognize revenues using a performance based methodology with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed.  We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as sometimes they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue utilizing a proportional performance model. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred. Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment.  Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.

Services Segment revenues. Revenue includes services performed under time and material, fixed price, and cost-reimbursement contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. We estimate our percentage of completion based on attainment of project milestones.  Revenues and costs associated with time and material contracts are recognized as revenue when earned and costs are incurred.

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

Index

Self-Insurance
We are self-insured for a significant portion of our group health.  The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances.  The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2012, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2012 and 2011, self-insurance reserves were $644,000 and $475,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2012, 2011, and 2010 were $4,388,000, $3,041,000, and $2,896,000, respectively, for our continuing operations, and $171,000, $311,000, and $314,000, for our discontinued operations, respectively.

Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”   ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company’s historical volatility from our traded common stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Comprehensive Income
The components of comprehensive income are net income and the effects of foreign currency translation adjustments.  Foreign currency translation gain for the twelve months ended December 31, 2012 was $1,000 as compared to a foreign currency translation loss of $3,000 for the corresponding period of 2011.

Net Income (Loss) Per Share
Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

Index

The following is a reconciliation of basic net (loss) income per share to diluted net (loss) income per share for the years ended December 31, 2012, 2011, and 2010:

(Amounts in Thousands, Except for Per Share Amounts)	2012	2011	2010
(Loss) income per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) income from continuing operations	$(6,550)	$11,572	$3,271
Basic (loss) income per share	$(.12)	$.21	$.06
Diluted (loss) income per share	$(.12)	$.21	$.06

Income (loss) per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Income (loss) from discontinued operations	$458	$777	$(663)
Basic income (loss) per share	$.01	$.01	$(.01)
Diluted income (loss) per share	$.01	$.01	$(.01)

Income per share from disposal of discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Gain on disposal of discontinued operations	$—	$1,509	$—
Basic income per share	$—	$.03	$—
Diluted income per share	$—	$.03	$—

Weighted average common shares outstanding – basic	56,125	55,295	54,947
Potential shares exercisable under stock option plans	—	22	56
Potential shares upon exercise of warrants	—	—	27
Weighted average common shares outstanding – diluted	56,125	55,317	55,030

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,584	2,549	2,195
Upon exercise of Warrants	—	150	—

Fair Value of Financial Instruments
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

Financial instruments include cash and restricted cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3).  At December 31, 2012 and December 31, 2011, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate.  The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Index

Subsequent Events
ASC 855, “Subsequent Events”, sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events.  ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date.  In accordance with ASC 855, the Company evaluated all subsequent events that arose after the balance sheet date of December 31, 2012, through the issuance date of the financial statements and identified no subsequent events that require adjustment to, or disclosure in, these financial statements except for the following:

•
On February 12, 2013, the Company entered into a Settlement and Release Agreement with Timios National Corporation (“TNC” – formerly known as Homeland Security Captial Corporation), in connection with the settlement of certain claims the Company made against TNC, subsequent to the acquisition of Safety and Ecology Holdings Corporation and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) on October 31, 2011 from TNC (see Note 3 – “Business Acquisition” and Note 18 – “Subsequent Event – Business Acquisition” for discussion of this agreement).

•
In connection with the resolution of the above claims, we also entered into a Settlement and Release Agreement and Amendment to Employment Agreement (“Leichtweis Settlement”) with Christopher Leichtweis, our Senior Vice President, on February 14, 2013 (see Note 18 – “Subsequent Events – Related Party Transactions” for discussion of the Leichtweis Settlement).

•
On March 7, 2013, PFNWR received a Notice of Intent to File Administrative Complaint, alleging certain violations regarding storage of mixed waste (see Note 18 – “Subsequent Events – Notice of Intent to File Administrative Complaint – Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for discussion of these alleged violations).

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income”, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the changes in ASU No. 2011-05 of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The effective date for ASU No. 2011-12 is consistent with the effective date for ASU No. 2011-05, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively, with early adoption permitted. These ASUs changed our financial statement presentation of comprehensive income but did not impact our net income, financial position, or cash flows.

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

Index

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) which amends the guidance in Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill” (“ASC 350-30”) on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. ASU No. 2012-02 did not have a material effect on our financial position, results of operations, or cash flow.

Recently Issued Accounting Standard
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.   This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income on each affected net income line item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company's financial condition or results of operations.

NOTE 3
BUSINESS ACQUISITION
As previously reported, on October 31, 2011 (“Closing Date”), we completed the acquisition of all of the issued and outstanding shares of capital stock of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries, Safety & Ecology Corporation (“Safety & Ecology”), SEC Federal Services Corporation, Safety and Ecology Corporation Limited (now known as Perma-Fix UK Limited  – a United Kingdom operation) and SEC Radcon Alliance, LLC (“SECRA”, which we own 75%), (collectively, “SEC”) pursuant to that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”), between the Company, Homeland Capital Security Corporation (now known as Timios National Corporation - “TNC”) and SEHC (collectively known as the “Parties).  We acquired SEC for a total consideration of approximately $16,655,000, determined based on the following discussion:

(i)
cash consideration of approximately $14,885,000, after certain working capital closing adjustments. This cash consideration was reduced by approximately $1,000,000 total consideration for our Common Stock purchased from us by certain security holders of TNC (see Note 15 - “Related Party Transactions – Christopher Leichtweis” for further detail of this Common Stock purchase by certain security holders of TNC, including Mr. Leichtweis, who is a senior vice president and President of SEC of the Company);

(ii)
$2,500,000 unsecured, non-negotiable promissory note (the “October Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, which October Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the October Note within 10 days of closing of the acquisition.  Subject to certain limitations, the October Note may be subject to offset of amounts TNC owes us for indemnification for breach of, or failure to perform, certain terms and provisions of the Purchase Agreement under certain terms and conditions (see below discussion regarding cancellation of this note as result of settlement of certain indemnification claims that the Company made after the acquisition); and

Index

(iii)
the sum of $2,000,000 deposited in an escrow account to satisfy any claims that we may have against TNC for indemnification pursuant to the Purchase Agreement and the Escrow Agreement, dated October 31, 2011 (“Escrow Agreement”).  TNC and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then the Company could withdraw $1,500,000 from the amount deposited into the escrow.  On January 10, 2012, we received $1,500,000 from the escrow as certain conditions were not met under this certain contract as of December 31, 2011, leaving a balance of $500,000 in the escrow account (“Escrow Balance”).  (See below for discussion as to the release of this remaining $500,000 escrow balance to TNC).

Subsequent to the Closing Date, in addition to the above described $1,500,000 claim, we made additional claims against TNC for indemnification pursuant to the indemnification provisions of the Purchase Agreement, asserting breach of certain representations, warranties and covenants of TNC and SEHC (the “Disputed Claims”).  On February 12, 2013, the Parties entered into a Settlement and Release Agreement (“Settlement Agreement”) to resolve (collectively, the “Subject Claims”): (a) the Disputed Claims, and (b) any other claim arising under the Purchase Agreement with respect to a breach of (i) the representations and warranties of the Parties contained in the Purchase Agreement, and (ii) certain covenants contained in the Purchase Agreement.  Pursuant to the Settlement Agreement, the Parties agree as follows:

•	the October Note, with an principal balance of approximately $1,460,000, was cancelled, terminated and rendered null and void;

•
the Company issued to TNC a new, two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 (the “New Note”) in replacement of the October Note.  The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with first payment due February 28, 2013;

•	the Escrow Balance of $500,000 was released to TNC;

•
the Parties terminated all of their rights and obligations to indemnification under the Purchase Agreement, except with respect to TNC’s covenants relating to non-complete, non-solicitation of customers and employees, confidentiality, and related remedies which will continue in full force and effect in accordance with the terms of the Purchase Agreement (the “Continuing Covenants”);

•	the Parties terminated their rights and obligations with respect to (i) the representations, warranties, and covenants contained in the Purchase Agreement, except for the Continuing Covenants; and

•	the Company terminated its contractual right to offset amounts owing to TNC under the Purchase Agreement to satisfy claims against TNC.

In connection with the resolution of the Disputed Claims, we also entered into a Settlement and Release Agreement and Amendment to Employment Agreement (“Leichtweis Settlement”) with Christopher Leichtweis, our Senior Vice President (see discussion under Note 15 – “Related Party Transactions – Christopher Leichtweis” for a discussion of the Leichtweis Settlement).

The acquisition was accounted for using the purchase method of accounting, in accordance with FASB ASC 805 – “Business Combinations.”  The consideration for the acquisition was attributed to net assets on the basis of the fair values of assets acquired and liabilities assumed as of October 31, 2011.  The excess of the cost of the acquisition over the estimated fair values of the net tangible assets and intangible assets on the acquisition date, which amounted to $13,016,000, was allocated to goodwill which is not amortized but subject to an annual impairment test.  As the acquisition was a stock transaction, none of the goodwill related to SEC is deductible for tax purposes.

The following table summarizes the final purchase price allocation of the fair values of the assets acquired and liabilities assumed as of December 31, 2012:

Index

(Amounts in thousands)

Current assets	$21,354
Property, plant and equipment	2,135
Intangible assets	4,429
Goodwill	13,016
Total assets acquired	40,934
Current liabilities	(15,803)
Customer contracts	(6,015)
Non-current liabilities	(2,091)
Total liabilities acquired	(23,909)
Non-controlling interest	(370)
Total consideration	$16,655

The allocation set forth above is based on management estimates of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar techniques.  The amount allocated to intangible assets represents software, a non-compete agreement, customer relationships, and customer contracts.

The following table summarizes the preliminary components of tangible assets acquired:

		Weighted
		Average
	Preliminary	Estimated
(Amounts in thousands)	Fair Value	Useful Life

Vehicles	$583	5.0 years
Lab equipment	1,235	7.0 years
Office furniture and equipment	317	4.0 years
Total tangible assets	$2,135

The results of operations of SEC have been included in the Company’s consolidated financial statements from the date of the closing of the acquisition, which was October 31, 2011.  SEC contributed revenues of approximately $10,156,000 and net loss of $452,000 for the twelve months ended December 31, 2011 and revenues of $55,661,000 and net loss of $3,373,000 for the twelve months ended December 31, 2012. The Company has incurred approximately $682,000 in acquisition-related costs, of which approximately $70,000 was incurred during the twleve months ended December 31, 2012.  These costs are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Adjustments to the initial allocation of purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements.  The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The impact of the final purchase price allocation on the Company’s previously filed financial statements are as noted below.

Index

The following table summarizes the Company’s recast and previously reported December 31, 2011 Consolidated Balance Sheets (in thousands):

	Recast
	December 31, 2011 (1)	December 31, 2011 (2)	Effect of Change
Assets
Accounts receivable, net of allowance for doubtful accounts	$19,106	$16,848	$(2,258)	(3)
Unbilled receivables - current	$9,871	$9,632	(239)	(3)
Prepaid and other assets	$4,604	$4,661	57	(9)
Deferrred tax assets - current	$2,426	$3,853	1,427	(4)
Goodwill	$27,063	$29,186	2,123	(7)
Other intangible assets - net	$4,258	$4,517	259	(8)
Deferred tax asset, net of liabilities	$1,295	$1,435	140	(4)
Other assets	$1,595	$1,560	(35)	(9)
Total change			$1,474

Liabilities and Stockholders' Equity
Accounts payable	$13,117	$13,313	$196	(10)
Accrued expenses	$9,533	$9,434	(99)	(10)
Billing in excess of costs and estimated earnings	$3,226	$6,058	2,832	(5)
Current portionof long-term debt	$3,936	$3,521	(415)	(6)
Long-term debt, less current portion	$15,007	$14,195	(812)	(6)
Accumulated deficit	$(9,505)	$(9,733)	(228)	(11)
Total change			$1,474

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K.

(3)
Represents additional allowance for doubtful accounts of approximately $2,213,000 recorded as a result of uncollected receivables from three major customers, reversal of $45,000 in uncollectable accounts receivable and reversal of unbilled receivables related to conditions that existed at the time of our acquisition.

(4)	Represents book to tax timing differences resulting from allowance for doubtful accounts and change in fair value of contracts as noted in footnote (3) and (5).

(5)	Represents change in fair value of two loss contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date.

(6)
Resulted from termination on February 13, 2013 of the remaining portion (approximately $1,460,000) of a $2,500,000 Note ("October Note") entered on October 31, 2011.  The termination of the October Note resulted from settlement of certain claims made by the Company against TNC primarily from the breach of representation regarding the cost to complete a certain contract that existed at acquisition.  A New Note in the amount of $230,000 was issued to TNC in placement of the October Note that was cancelled (see above for further discussion of the October and New Notes).

(7)	Reflects additional goodwill recorded since initial acquisition date in finalizing the final purchase price allocation related to acquired assets and liabilities under this business combination.

(8)	Reflects change in fair value of acquired contracts based on change in estimated cash flow related to approval of certain request for equitable adjustments submitted prior to acquisition.

(9)	Represents tax true-up and write-off of bid deposit that existed as of the acquisition date.

(10)	Represents expenses and unrecorded vendor invoices for services rendered prior to acquisition.

(11)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

The following table summarizes the Company’s recast and previously reported December 31, 2011 Consolidated Statements of Operations (in thousands):

Index

		Recast
	For the year ended	For the year ended	Effect of
	December 31, 2011 (1)	December 31, 2011 (2)	Change (3)

Net revenue	$118,610	$118,097	$(513)
Cost of goods sold	$89,822	$89,677	$(145)
Gross profit	$28,788	$28,420	$(368)
Income from continuing operations before income taxes	$10,845	$10,477	$(368)
Income tax benefit	$(955)	$(1,095)	$140
Income from continuing operations	$11,800	$11,572	$(228)
Net income	$14,086	$13,858	$(228)
Net income attributable to Perma-Fix Environmental	$14,064	$13,836	$(228)
Services, Inc. common stockholders

Net income per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - basic:	$0.25	$0.25	$-

Net income per common share attributable to Perma-Fix
Environmental Services, Inc. stockholders - diluted:	$0.25	$0.25	$-

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K.

(3)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

The following table summarizes the Company’s recast and previously reported December 31, 2011 Consolidated Statements of Cash Flows (in thousands):

		Recast
	For the year ended	For the year ended	Effect of
	December 31, 2011 (1)	December 31, 2011 (2)	Change (3)

Net Income	$14,086	$13,858	$(228)

Adjustment to reconcile net income from continuing operations to cash provided by operations:
Amortization of fair value of customer contracts	$(775)	$(262)	$513
Depreciation and amortization	$4,961	$4,816	$(145)
Deferred tax benefit	$(3,090)	$(3,230)	$(140)
Accounts payable and accrued expenses	$148	$4	$(144)

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K.

(3)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

The following unaudited pro forma financial information presents the combined results of operations of SEC and Perma-Fix as though the acquisition had occurred as of the beginning of the period presented below, which is January 1, 2011.  The pro forma financial information does not necessarily represent the results of operations that would have occurred had SEC and Perma-Fix been a single company during the period presented, nor does management believe that the pro forma financial information presented is necessarily representative of future operating results.

Index

Year Ended
December 31, 2011
(Amount in thousands, except per share data)	(Unaudited)

Revenue	$193,000
Net income from continuing operations	$4,400
Net income per share from continuing operations - basic	$.08
Net income per share from continuing operations - diluted	$.08

NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes changes in the carrying amount of goodwill by reporting segments.  The $840,000 recorded in 2011 resulted from an earn-out amount that we were required to pay in connection with the acquisition of our PFNWR facility in 2007 (See Note 13 – “Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)) for information regarding this earn-out amount). We recorded $13,016,000 in goodwill within our Services Segment resulting from the acquisition of SEC on October 31, 2011.  As a result of the acquisition of SEC on October 31, 2011, during the fourth quarter of 2011, the Company made structural and reporting changes to its internal organization and changes to its operating segments, resulting in changes to its reporting units.  As a result of these changes, we reassigned approximately $3,637,000 of the $14,840,000 goodwill from our treatment operations reporting unit (in our Treatment Segment) to our CHPRC reporting unit (in our Services Segment) using a relative fair value approach in accordance with ASC 350, “Intangibles – Goodwill and Other”.   During the third quarter 2012, we reassigned approximately $2,488,000 of the $3,637,000 goodwill from the CHPRC reporting unit back to the Treatment reporting unit to correct our initial calculation completed during the fourth quarter of 2011. We did not amend our filings as this correction had no impact on our Consolidated Balance Sheet, Consolidated Statement of Operations or our cash flows (see Note 2 – “Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets” for further information regarding this reassignment).

Goodwill (amounts in thousands)(1)	Treatment	Services	Total
Balance as of December 31, 2010	$14,000	$1,330	$15,330
Goodwill recorded in connection with PFNWR Earn-Out	840	—	840
Goodwill recorded in connection with SEC Acqusition	—	13,016	13,016
Reassignment of goodwill from change in reporting unit	(1,149)	1,149	—
Balance as of December 31, 2011	13,691	15,495	29,186
Balance as of December 31, 2012	$13,691	$15,495	$29,186
(1)	No impairment losses have been recorded.

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

Index

Permit (amount in thousands)	Treatment
Balance as of December 31, 2010	$16,863
PCB permit amortized	(55)
Permits in progress	46
Balance as of December 31, 2011	16,854
PCB permit amortized	(55)
Balance as of December 31, 2012	$16,799

The following table summarizes information relating to the Company’s other intangible assets:

		December 31, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$453	$(105)	$348	$402	$(77)	$325
Software	3	380	(145)	235	158	(66)	92
Non-compete agreement	5	265	(62)	203	265	(9)	256
Customer contracts	0.5	565	(565)	—	790	(230)	560
Customer relationships	12	3,370	(546)	2,824	3,370	(86)	3,284
Total		$5,033	$(1,423)	$3,610	$4,985	$(468)	$4,517

Intangible assets recorded as a result of the acquisition of SEC on October 31, 2011 included a non-compete agreement, customer relationships, customer contracts, and software which were recorded at fair market value of approximately $4,429,000 (see Note 3 – “Business Acquisition” for the purchase price allocation of SEC).  The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets noted above and also includes the only one definite-lived permit, which is at our DSSI facility:

Amount
Year	(In thousands)

2013	$645
2014	602
2015	506
2016	429
2017	354
$2,536

Amortization expense relating to intangible assets for the Company was $675,000, $241,000, and $79,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The increase in amortization expense for the twelve months ended December 31, 2012 was attributed primarily to amortization of intangible assets acquired from the SEC acquisition.

NOTE 5
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

Index

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

Upon the closing of the acquisition of SEC on October 31, 2011, Mr. Christopher Leichtweis (“Leichtweis”), a former officer and director of Homeland (now known as Timios National Corporation – “TNC”), was appointed a senior vice president of the Company and President of SEC pursuant to the terms of a four year employment agreement.  In connection with Leichtweis’ employment on October 31, 2011, we granted Leichtweis a non-qualified stock option (the “Option”) to purchase up to 250,000 shares of our Common Stock as reported on the Nasdaq on the grant date, which was $1.35.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.  The Option was granted in accordance with, and is subject to, the Non-Qualified Stock Option Agreement, dated October 31, 2011.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2012, 2011, and 2010 were as follows:

	Employee Stock Option Granted
	For Year Ended
	2012 (4)	2011	2010 (4)
Weighted-average fair value per share	$—	$0.82	$—
Risk -free interest rate (1)	—	1.29%-1.92%	—
Expected volatility of stock (2)	—	58.72%-60.02%	—
Dividend yield	—	None	—
Expected option life (in years) (3)	—	6.0	—

	Outside Director Stock Option Granted
	For Year Ended
	2012	2011	2010
Weighted-average fair value per share	$0.71	$0.94	$1.12
Risk -free interest rate (1)	1.75%	2.29%	2.52%
Expected volatility of stock (2)	56.74%	57.48%	60.69%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

Index

(3)	The expected option life is based on historical exercises and post-vesting data.

(4)	No employee option grants were made in 2012 and 2010.

As of December 31, 2012, we had 1,813,000 employee stock options outstanding, of which 1,425,500 are vested.  The weighted average exercise price of the 1,425,500 outstanding and fully vested employee stock option is $2.06 with a remaining weighted contractual life of 1.9 years.  Additionally, we had 831,000 outstanding director stock options, of which 771,000 are vested. The weighted average exercise price of the 771,000 outstanding and fully vested director stock option is $2.11 with a weighted remaining contractual life of 4.5 years.

The following table summarizes stock-based compensation recognized for the fiscal year 2012, 2011, and 2010.

	Year Ended
	2012	2011	2010
Employee Stock Options	$140,000	$246,000	$276,000
Director Stock Options	51,000	99,000	67,000
Total	$191,000	$345,000	$343,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of December 31, 2012, we have approximately $286,000 of total unrecognized compensation cost related to unvested options, of which $152,000 is expected to be recognized in 2013, $96,000 in 2014, with the remaining $38,000 in 2015.

NOTE 6
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

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan.  The Plan, as amended, authorized 500,000 shares to be issued under the Plan.  This plan provides for the grant of options to purchase up to 5,000 shares of Common Stock for each of our outside directors upon re-election. The plan also provides for the grant of options to purchase up to 15,000 shares of Common Stock to each outside director upon initial election to the Board.  The Plan provides that each eligible director shall receive, at such eligible director’s option, either 65% or 100% of the fee payable to such director for services rendered to us as a member of the Board in Common Stock.  The number of shares of our Common Stock issuable to the eligible director shall be determined by valuing our Common Stock at 75% of its fair market value as defined by the Outside Directors Plan.  On December 12, 2003, the plan expired.  No new options will be issued under this plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

Index

Effective July 29, 2003, we adopted the 2003 Outside Directors Stock Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date.  A maximum of 1,000,000 shares of our Common Stock are authorized for issuance under this plan.  The plan provides for the grant of an option to purchase up to 30,000 shares of Common Stock for each outside director upon initial election to the Board of Directors, and the grant of an option to purchase up to 12,000 shares of Common Stock upon each re-election.  The options granted generally have vesting period of six months from the date of grant, with exercise price equal to the closing trade price on the date prior to grant date.  The plan also provides for the issuance to each outside director a number of shares of Common Stock in lieu of 65% or 100% of the fee payable to the eligible director for services rendered as a member of the Board of Directors.  The number of shares issued is determined at 75% of the market value as defined in the plan.  During our Annual Meeting of Stockholders held on August 5, 2008, the stockholders approved the First Amendment to our 2003 Outside Director Stock Plan which increased from 1,000,000 to 2,000,000 the number of shares reserved for issuance under the plan.  During our Annual Meeting of Stockholders held on September 13, 2012, the stockholders approved the Second Amendment to our 2003 Outside Director Stock Plan which increased from 2,000,000 to 3,000,000 the number of shares reserved for issuance under the plan.

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

On April 28, 2010, we adopted the 2010 Stock Option Plan, which was approved by our stockholders at the Company’s Annual Meeting of Stockholders on September 29, 2010. The Plan authorizes an aggregate grant of 1,000,000 non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors) of the Company for the purchase of up to 1,000,000 shares of the Company’s Common Stock.  The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date.  The exercise price of any incentive stock option granted under the Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant.  The exercise price of any non-qualified stock options granted under Plan will not be less than the fair market value of the shares at the time of grant.

We follow FASB ASC 718 to account for employee and director stock options.  See Note 5 – “Stock-Based Compensation” for further discussion on ASC 718.

No employees exercised options during 2012 and 2011.  During 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan. The 38,210 shares are held as treasury stock. The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan. Total proceeds received during 2010 for option exercises was approximately $509,000.

Pursuant to the terms of the Purchase Agreement between the Company, TNC, and SEHC dated July 15, 2011, upon closing of the Purchase Agreement which occurred on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

We issued a total of 170,277, 149,061, and 127,276 shares of our Common Stock in 2012, 2011, and 2010, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors. Effective April 1, 2012, we increased the quarterly fees paid to each of our outside directors from $6,500 to $8,000 for serving as a member of our Board of Directors. The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility. In addition, our Research and Development Committee Chairman receives an additional quarterly fee of $1,000 due to the additional time commitment to the position. Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call. As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash.

Index

Summary of the status of options under the Company’s total Plans and a Non-Qualified Stock Option Agreement, as of December 31, 2012, 2009, and 2010, and changes during the years ending on those dates is presented below. The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

	2012			2011			2010
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
1993 Non-qualified Stock Option Plan
Balance at beginning of year	358,000	$2.18		630,359	$2.00		991,359	$1.89
Exercised	—	—	$—	—	—	$—	(350,000)	1.70	$227,000
Forfeited	(5,500)	2.19		(272,359)	1.76		(11,000)	1.45
Balance at end of year	352,500	2.18	$—	358,000	2.18	$—	630,359	2.00	$—
Options exercisable at year end	352,500	2.18	$—	358,000	2.18	$—	630,359	2.00	$—
1992 Outside Directors Stock Plan
Balance at beginning of year	55,000	$2.54		85,000	$2.50		100,000	$2.38
Forfeited	(40,000)	2.73		(30,000)	2.59		(15,000)	1.69
Balance at end of year	15,000	2.02	$—	55,000	2.54	$—	85,000	2.50	$—
Options exercisable at year end	15,000	2.02	$—	55,000	2.54	$—	85,000	2.50	$—
2003 Outside Directors Stock Plan
Balance at beginning of year	756,000	$2.11		666,000	$2.21		594,000	$2.27
Granted	60,000	1.10		90,000	1.41		72,000	1.68
Balance at end of year	816,000	2.04	$—	756,000	2.11	$12,600	666,000	2.21	$—
Options exercisable at year end	756,000	2.11	$—	666,000	2.21	$—	594,000	2.27	$—
2004 Stock Option Plan
Balance at beginning of year	1,320,833	$2.03		1,374,166	$2.04		1,424,166	$2.05
Forfeited	(410,333)	1.87		(53,333)	2.25		(50,000)	2.26
Balance at end of year	910,500	2.11	$—	1,320,833	2.03	$18,900	1,374,166	2.04	$30,900
Options exercisable at year end	910,500	2.11	$—	1,280,833	2.05	$13,700	1,022,333	2.04	$14,100
2010 Stock Option Plan(b)
Balance at beginning of year	300,000	$1.57		—	$—		—	$—
Granted	—	—		300,000	1.57		—	—
Balance at end of year	300,000	1.57	$—	300,000	1.57	$—	—	—	$—
Options exercisable at year end	100,000	1.57	$—	—	—	$—	—	—	$—
Non-Qualified Stock Option Agreement (c)
Balance at beginning of year	250,000	$1.35		—	$—		—	$—
Granted	—	—		250,000	1.35		—	—
Balance at end of year	250,000	1.35	$—	250,000	1.35	$50,000	—	—	$—
Options exercisable at year end	62,500	1.35	$—	—	—	$—	—	—	$—

(a)	Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

(b)	Plan was approved in September 2010 which authorizes grants of up to an aggregate of 1,000,000 non-qualified and incentive stock options.

(c)	Option agreement entered into between Christopher Leichtweis, President of SEC and the Company on October 31, 2011. See Note 5 – “Stock Based Compensation” for further information on this agreement.

Index

The summary of the Company’s total Plans and a Non-Qualified Stock Option Agreement as of December 31, 2012, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2012	3,039,833	$1.98
Granted	60,000	1.10
Exercised	─	─		$	─
Forfeited/Expired	(455,833)	1.94			─
Options outstanding End of Period (1)	2,644,000	1.96	3.5	$	─
Options Exercisable at December 31, 2012(2)	2,196,500	$2.08	2.8	$	─
Options Vested and expected to be vested at December 31, 2012	2,644,000	$1.96	3.5	$	─

(1)	Options with exercise prices ranging from $1.10 to $2.95
(2)	Options with exercise prices ranging from $1.41 to $2.95

Warrants
As of December 31, 2012, we have no Warrants outstanding.  On May 8, 2012, the three Warrants outstanding which provided for the purchase of up to an aggregate 150,000 shares of the Company’s Common Stock at $1.50 per share expired.  See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for further information regarding the Warrants which expired.

Shares Reserved
At December 31, 2012, we have reserved approximately 2,644,000 shares of Common Stock for future issuance under all of the option arrangements.

NOTE 7
PREFERRED STOCK ISSUANCE AND CONVERSION
Series B Preferred Stock
The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of the former stockholders of M&EC at any time for the per share price of $1.00.  The holders of the Series B Preferred Stock will be entitled to receive when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative.  We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $675,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2012.

NOTE 8
DISCONTINUED OPERATIONS AND DIVESTITURES
Our discontinued operations consist of our PFSG facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010.  Our discontinued operations also encompass our PFFL, PFO, PFMD, PFD, and PFTS facilities, which were divested on August 12, 2011, October 14, 2011, January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also include two previously closed locations, PFMI and PFM.

On August 12, 2011, we completed the sale of our wholly-owned subsidiary, PFFL, pursuant to the terms of a Stock Purchase Agreement dated June 13, 2011.  In consideration for the sale of 100% of the capital stock of PFFL, the buyer paid us $5,500,000 in cash at closing.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  Expenses related to the sale of PFFL totaled approximately $160,000, of which all have been paid.  Gain on the sale of PFFL totaled approximately $1,707,000 (net of taxes of $1,067,000), which included a working capital adjustment of $185,000 recorded during the fourth quarter of 2011. The gain was recorded during the year ended December 31, 2011.

Index

On October 14, 2011, we completed the sale of our wholly-owned subsidiary, PFO, pursuant to the terms of an Asset Purchase Agreement dated August 12, 2011.  In consideration for such assets, the buyer paid us $2,000,000 in cash at the closing and assumed certain liabilities of PFO.  The cash consideration was subject to certain working capital adjustments within one hundred twenty days after closing.  Expenses related to the sale of PFO totaled approximately $37,000, of which all have been paid.  Loss on the sale of PFO totaled approximately $198,000 (net of taxes of $209,000), which was recorded during the fourth quarter of 2011.  No working capital adjustment was made on the sale of PFO.

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of December 31, 2012. No intangible asset exists at PFSG.

The following table summarizes the results of discontinued operations for the years ended December 31, 2012, 2011, and 2010. The gains on disposals of discontinued operations for PFFL and PFO, net of taxes, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes.”  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes.”  Our net income for 2012 included a tax benefit of approximately $1,018,000 primarily resulting from our net operating loss and reversal of the valuation allowance related to our deferred tax asset.

	For The Year Ended December 31,
Amounts in Thousands	2012	2011	2010

Net revenue	$2,204	$6,931	$9,248
Interest Expense	(34)	(68)	(84)
Operating loss from discontinued operations	(560)	(366)	(839)
Income tax benefit	(1,018)	(1,143)	(176)
Gain on disposal of discontined operations (1)	—	1,509	—
Income (loss) from discontinued operations	458	2,286	(663)

(1)	Net of taxes of $1,276,000 for year ended December 31, 2011.

Assets related to discontinued operations totaled $2,113,000 and $2,343,000 as of December 31, 2012, and 2011, respectively, and liabilities related to discontinued operations totaled $3,341,000 and $3,972,000 as of December 31, 2012 and 2011, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2012 and 2011.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of December 31, 2012:

Index

	December 31,	December 31,
(Amounts in Thousands)	2012	2011

Accounts receivable, net (1)	$391	$385
Inventories	32	25
Other assets	16	22
Property, plant and equipment, net (2)	1,614	1,650
Total assets held for sale	$2,053	$2,082
Accounts payable	$229	$190
Accrued expenses and other liabilities	528	577
Note payable	71	105
Environmental liabilities	1,373	1,497
Total liabilities held for sale	$2,201	$2,369

(1)	net of allowance for doubtful accounts of $45,000 and $48,000 as of December 31, 2012, and 2011, respectively.

(2)	net of accumulated depreciation of $60,000 and $62,000 as of December 31, 2012, and 2011, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2012 and 2011:

	December 31,	December 31,
(Amounts in Thousands)	2012	2011

Other assets	$60	$261
Total assets of discontinued operations	$60	$261
Accrued expenses and other liabilities	$884	$1,083
Accounts payable	15	15
Environmental liabilities	241	505
Total liabilities of discontinued operations	$1,140	$1,603

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water.  All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.  We recognized our best estimate of such environmental liabilities upon the acquisition of our facilities, as part of the acquisition cost.

At December 31, 2012, we had total accrued environmental remediation liabilities of $1,614,000 of which $374,000 is recorded as a current liability, which reflects a decrease of $388,000 from the December 31, 2011 balance of $2,002,000.  The net decrease represents payment of approximately $388,000 on remediation projects, increases in reserves of approximately $90,000 at PFD and $33,000 at PFMI and decrease in reserve of approximately $123,000 at PFSG due to reassessment of our remediation reserves.  The December 31, 2012, current and long-term accrued environmental balance is recorded as follows (in thousands):

Index

	Current	Long-term	Total
	Accrual	Accrual
PFD	$7	$92	$99
PFM	23	38	61
PFSG	343	1,030	1,373
PFMI	1	80	81
Total Liability	$374	$1,240	$1,614

NOTE 9
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2012 and December 31, 2011:

(Amounts in Thousands)	December 31, 2012	December 31, 2011
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at December, 2012) plus 2.0% or London InterBank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interestrate for 2012 and 2011 was 3.8% and 4.4%, respectively. (1) (2)	$—	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for 2012 and 2011 was 3.9% and 4.2%, respectively. (1) (2)	13,524	15,810
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	—	318
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	352	798
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	—	636
Various capital lease and promissory note obligations, payable 2013 to 2014, interest at rates ranging from 5.2% to 8.0%. (7)	391	259
	14,267	17,821
Less current portion of long-term debt	2,794	3,521
Less long-term debt related to assets held for sale	71	105
	$11,402	$14,195

(1)	Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

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

Index

(4)	Net of debt discount of ($0) and ($117,000) for December 31, 2012 and December 31, 2011, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5)	Uncollateralized note.

(6)
Promissory note entered into in connection with acquisition of SEC on October 31, 2011.  See “Promissory Notes and Installment Agreements” below for cancellation and termination of the October 31. 2011 note in connection with settlement with TNC regarding certain claims that the Company asserted against TNC subsequent to the acquisition of SEC on October 31, 2011.

(7)
Includes the $230,000 New Note issued to TNC on February 12, 2013 as discussed in Note 3 – "Business Combination." This note was issued to replace the remaining balance of $1,460,000 of the $2,500,000 October Note issued on October 31, 2012 in connection with the acquisition of SEC. The remaining balance of the $1,460,000 October Note was cancelled and terminated on February 12, 2013, in connection with settlement with TNC regarding certain claims that the Company asserted against TNC subsequent to the acquisition of SEC on October 31, 2011.

Revolving Credit and Term Loan Agreement
On October 31, 2011, in connection with the acquisition of SEC, we entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender, replacing our previous Loan Agreement with PNC.  The Amended Loan Agreement provides us with the following credit facilities:

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

As a condition of the Amended Loan Agreement, we paid the remaining balance due under the term loan under our previous Loan Agreement, totaling approximately $3,833,000, using our credit facilities under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000 (of which $33,000 was incurred in 2012), all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As a result of the termination of the original Loan Agreement with PNC, we recorded approximately $91,000 during the fourth quarter of 2011 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.”  As of December 31, 2012, the excess availability under our revolving credit was $10,146,000, based on our eligible receivables.

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

On November 7, 2012, we entered into an Amendment to our Amended Loan Agreement.  This Amendment provided for the exclusion of approximately $700,000 in certain costs related to the acquisition and $1,600,000 of costs incurred related to certain contracts assumed in connection with the acquisition of SEC, in calculating the fixed charge ratio commencing September 30, 2012.  The minimum fixed charge coverage ratio of 1.25 to 1.0 for the four quarter period endings as of the each of the fiscal quarters remains unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

Index

Promissory Notes and Installment Agreements
The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson (“Lampson Warrant”) and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  We also issued to them an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  During 2011, Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012, acquired from Mr. William Lampson one-half of the Lampson Warrant (see Note 15 – “Related Party Transaction – Mr. Robert L. Ferguson”).  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Common Stock and Warrants was fully amortized by April 2012

The promissory note included an embedded Put Option (“Put”) that could have been exercised upon default, whereby the lender had the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares was restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception.  We determined that the Put had nominal value at inception and during its life; therefore, no liability was recorded prior to its expiration date.

In connection with the acquisition of SEC, as partial consideration of the purchase price, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “October Note”) on October 31, 2011, bearing an annual rate of interest of 6%, payable in 36 monthly installments, with TNC.  The October Note provides that we have the right to prepay such at any time without interest or penalty.  We prepaid $500,000 of the principal amount of the October Note within 10 days of closing of the acquisition.  Under certain conditions, the October Note is subject to offset of amounts TNC owes us under certain terms and provisions of the Purchase Agreement and the October Note.  Starting with the July 15, 2012 installment payments, our monthly installment payments consisted of interest payment only as we believed we had certain claims against TNC for breach of certain representations and covenant subsequent to our acquisition of SEC on October 31, 2012.  As settlement of the aforementioned claims, the October Note was cancelled and terminated on February 12, 2013.  A net reduction adjustment of approximately $1,230,000 was recorded retrospectively as part of our final purchase price allocation of SEC in connection with this note settlement (see Note 3 – “Business Acquisition” for further information of this settlement with TNC).

Index

The October Note payable to SEC included an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby TNC has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had nominal value up to the termination of the October Note.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ended June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and PFNWR.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 13 – “Commitments and Contingencies - Earn-Out Amount.”

The following table approximates amount of the maturities of long-term debt maturing in future years as of December 31, 2012 of our continuing operations (in thousands):

Year ending December 31:
2013	$2,794
2014	2,440
2015	2,296
2016	6,666
Total	$14,196

Debt related to assets held for sale totals $71,000 at December 31, 2012, and is due as follows:  $36,000 in 2013 and $35,000 in 2014.

Capital Leases
The following table lists future maturities of the capital leases as of December 31, 2012 of our continuing operations (in thousands):

Captial Leases
Year ending December 31:
2013	$53
2014	37
2015	―
2016	―
2017	―
Total Minimum Lease Payments	90
Less amount representing interest (effective interest rate of 6.50%)	(5)
Less estimated executory costs	―
Net minimum lease payments	85
Less current installments of obligations under capital leases	53
Obligations under capital leases excluding current installments	$32

As of December 31, 2012, total debt related to assets held for sale noted above were all capital leases and are due as noted above.

Index

NOTE 10
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2012	2011
Salaries and employee benefits	$4,430	$6,348
Accrued sales, property and other tax	375	506
Interest payable	29	96
Insurance payable	978	1,462
Other	442	1,022
Total accrued expenses	$6,254	$9,434

The Company has discretionary individual Management Incentive Plans (“MIPs”) for our CEO, CFO, COO, and SEC President. Each 2012 MIP authorizes the Compensation Committee to recommend a cash incentive bonus to the executive for performance during the 2012 calendar year, if the Compensation Committee determined, in its sole discretion, that such bonus compensation is appropriate based on the considerations enumerated in each 2012 MIP relating to Company performance and the executive’s individual performance during 2012. Each 2012 MIP is discretionary and payable only if recommended by the Company’s Compensation Committee and approved by the Board of Directors at the Company’s fiscal year end (the SEC’s President’s MIP contains a gross profit target component but this target was not met during fiscal year 2012). As payment under each of the 2012 MIPs is discretionary and do not contain quantitative targets (with the exception of the gross profit targt under the SEC President’s) no performance incentive payments under the 2012 MIPs have been recommended by the Compensation Committee as of December 31, 2012.

NOTE 11
ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to Resource Conservation and Recovery Act (“RCRA”) guidelines for all fixed-based regulated facilities, even though we do not intend to or have present plans to close any of our existing facilities.  The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste.  In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes.  The closure procedures are very specific to the waste accepted and processes used at each facility.  We recognize the closure cost as a liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed. The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.

Changes to reported closure liabilities for the years ended December 31, 2011 and 2012, were as follows:

Index

Amounts in thousands
Balance as of December 31, 2010	$12,362
Accretion expense	79
Payments	―
Adjustments	(504)
Balance as of December 31, 2011	11,937
Accretion expense	185
Payments	(773)
Adjustments	―
Balance as of December 31, 2012	$11,349

The adjustment to the obligation in 2011 was due to a change in the the estimated closure for our PFNWR facility.  The decrease in closure accrual in 2012 included approximately $773,000 of costs incurred in connection with the closure of a processing unit at our PFNWR facility.

NOTE 12
INCOME TAXES

The components of current and deferred federal and state income tax expense (benefit) for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2012	2011	2010
Federal income tax (benefit) expense - current	$(576)	$2,043	$112
Federal income tax expense (benefit) - deferred	1,527	(2,692)	1,717
State income tax expense (benefit) - current	196	92	(85)
State income tax expense (benefit) - deferred	103	(538)	102
Total income tax expense (benefit)	$1,250	$(1,095)	$1,846

We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:	2012	2011
Net operating losses	$8,621	$4,425
Environmental and closure reserves	4,740	5,047
Impairment of assets	505	7,679
Investment	(59)	197
Other	3,798	2,946
Tax credit	869	―
Deferred tax liabilities:
Depreciation and amortization	(8,124)	(9,167)
Prepaid expenses	(16)	(46)
	10,334	11,081
Valuation allowance	(5,729)	(7,360)
Net deferred income tax asset	4,605	3,721
Reserve for uncertain tax positions	(1,949)	―
Net total deferred income tax asset	$2,656	$3,721

Index

An overall reconciliation between the expected tax expense (benefit) using the federal statutory rate of 34% and the provision (benefit) for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below.

	2012	2011	2010
Tax (benefit) expense at statutory rate	$(1,847)	$3,557	$1,740
State tax (benefit) expense, net of federal benefit	(131)	35	(56)
Previously unrecorded state tax benefit	―	―	(173)
Permanent items	110	150	61
Other	(23)	(377)	(1,369)
Reserve for uncertain tax position	1,949	―	―
Write-off of deferred tax asset	1,375	―	―
(Decrease) increase in valuation allowance	(183)	(4,460)	1,643
Income tax expense (benefit)	$1,250	$(1,095)	$1,846

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

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized.  In 2012, 2011 and 2010, we determined that it was more likely than not that approximately $2,656,000, $3,721,000 and $554,000, respectively, of deferred income tax assets will be realized based, primarily, on profitable historic results and projections of future taxable income.  Our valuation allowance (decreased) increased by approximately ($183,000), ($4,460,000) and $1,643,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

We have estimated net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $17,877,000 and $46,281,000, respectively, as of December 31, 2012.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts through 2021.  However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

Included in the Company’s income tax expense for 2012 is approximately $1,375,000 attributed to deferred tax assets that, based upon new information obtained by management, would not be realized by the Company.

The Company accounts for uncertainties in income taxes pursuant to ASC 740 (formerly FASB interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No, 109”) (“FIN 48”).  The guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first of the two-step process prescribed in the interpretation, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any.  In the second step, the Company measures the tax benefit at the percentage that is cumulatively greater than 50% likely of being realized upon ultimate settlement with the relevant tax authorities.  The Company recorded a change to income tax expense of approximately of $1,949,000 related to an uncertain tax position in 2012.

Index

A reconciliation of the beginning and ending amount of our unrecognized tax expense is summarized as follows (in thousands):

	2012		2011		2010
Balances at beginning of year	$	―	$	―	$	―
Addition related to current year tax position		1,949		―		―
Balances at end of the year		$1,949	$	―	$	―

The Company does not include interest and penalties related to income taxes, including unrecognized tax expenses, within the provision for income taxes.

Based on information available as of December 31, 2012, it is reasonably possible that the total amount of unrecognized tax benefit of $1,949,000 could decrease over the next 12 months as the Company completes its final gathering of the necessary documentation required by the taxing authorities to substantiate this income tax deduction and file its 2012 tax returns.

In many cases, the Company's unrecognized tax benefits are related to tax years that remain subject to examination by relevant tax authorities.  The earliest tax years that remain subject to examination are year 2009 for U.S. Federal and 2008 for other U.S. state and local jurisdictions.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec (which includes Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012 – see Note 15 – “Related Party Transactions – Mr. Robert L. Ferguson”) an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of December 31, 2012, an aggregate earn-out amount of $3,896,000 has been paid or is payable as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, payable in thirty six equal monthly payments of approximately $40,000 consisting of interest and principal, starting October 15, 2010. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount (which was recorded as part of the purchase price allocation of PFWNR) represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Index

Pension Liability
We had a pension withdrawal liability of $301,000 at December 31, 2012, based upon a withdrawal letter received from Central States Teamsters Pension Fund (“CST”), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments for this finite risk insurance policy, as amended, of which the last two payments ($1,073,000 and $1,054,000) were made in the first quarter of 2012.  Fourteen payments totaling $18,305,000 have been made for this policy of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of December 31, 2012, our financial assurance coverage amount under this policy totaled approximately $37,524,000.  We have recorded $15,382,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $911,000 on the sinking fund as of December 31, 2012.  Interest income for twelve months ended December 31, 2012, was approximately $30,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of December 31, 2012, we have recorded $5,890,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $190,000 on the sinking fund as of December 31, 2012. Interest income for the twelve months ended December 31, 2012 totaled approximately $3,000.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We renewed this policy in 2011 and 2012 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

Index

Operating Leases
We lease certain facilities and equipment under operating leases.  The following table lists future minimum rental payments as of December 31, 2012 under these leases for our continuing operations (in thousands):

Year ending December 31:
2013	$883
2014	802
2015	733
2016	587
2017	529
beyond 2017	174
Total	$3,708

We have no future minimum rental payment requirement for our discontinued operations as of December 31, 2012.

Total rent expense was $1,569,000, $1,289,000, and $1,025,000 for 2012, 2011, and 2010, respectively for our continuing operations. These amounts included payments on non-cancelable operating leases of approximately $972,000, $762,000, and $653,000 for 2012, 2011, and 2010, respectively. The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Total rent expense was $42,000, $239,000, and $269,000 for 2012, 2011, and 2010, respectively for our discontinued operations. These amounts included payments on non-cancelable operating leases of approximately $5,000, $135,000, and $216,000, respectively.  The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 14
PROFIT SHARING PLAN

We adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions of 25% based on the employee’s elective contributions.  Our contributions vest over a period of five years.  We contributed $348,000, $432,000, and $431,000, in matching funds during 2012, 2011, and 2010, respectively.  Effective June 15, 2012, we suspended our matching contribution in an effort to reduce costs in light of the recent economic environment.  We will evaluate the reversal of this suspension as the economic environment improves.

NOTE 15
RELATED PARTY TRANSACTIONS

Mr. Robert Schreiber, Jr.
During March 2011, we entered into a lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The lease is for a term of five years starting June 1, 2011.  Under the lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Index

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2012 of approximately $165,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
Mr. Robert Ferguson was nominated to serve as a Director in connection with the closing of the acquisition of Nuvotec (now known as Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (now known as Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.   See discussion under Note 9 – “Long-Term Debt – Promissory Notes and Installment Agreements” and  Note 13 – “Commitment and Contingencies – Earn-Out Amount – PFNW and PFNWR” as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNWR and PFNW.  Mr. Ferguson elected not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.

Christopher Leichtweis
The Company is obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee.  Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis (“Leichtweis”), who was named as a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries by the Company from TNC on October 31, 2011.  The Lease covers SEC’s principal offices in Knoxville, Tennessee.

Under an agreement of indemnity (“Indemnification Agreement”), SEC, Leichtweis and his spouse (“Leichtweis Parties”), jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis Parties against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis Parties have agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The Indemnification Agreement provided by SEC to the Leichtweis Parties also provides for compensating the Leichtweis Parties at a rate of 0.75% of the value of the bonds (60% having been paid previously and the balance at substantial completion of the contract)  (See Note 18 – “Subsequent Events – Related Party Transactions” for termination of the Indemnifcation Agreement).

Upon the closing of the acquisition of SEC by the Company from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEC.

Index

Employment Agreements
We have an employment agreement with each of Dr. Centofanti (our President and Chief Executive Officer), Ben Naccarato (our Chief Financial Officer), James Blankenhorn (our Chief Operating Officer) and Christopher Leichtweis (our Senior Vice President and President of SEC).  Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but not yet paid, plus an amount equal to one year’s base salary at the time of termination.  In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our common stock granted to, and held by, the officer covered by the employment agreement are to be immediately vested and exercisable (see Note 18 – “Subsequent Events – Related Party Transactions” for amendment to Mr. Leichtweis’s employment agreement).

NOTE 16
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

We currently have two reporting segments, Treatment and Services Segments, which are based on a service offering approach.  This, however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 8 – Discontinued Operations and Divestitures.”

The table below shows certain financial information of our reporting segments for 2012, 2011, and 2010 (in thousands).

Index

Segment Reporting as of and for the year ended December 31, 2012
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$45,882	$81,627	$127,509	(3)	$—		$127,509
Intercompany revenues	1,785	845	2,630		—		—
Gross profit	9,268	6,536	15,804		—		15,804
Interest income	—	—	—		41		41
Interest expense	9	12	21		797		818
Interest expense-financing fees	—	—	—		107		107
Depreciation and amortization	4,448	949	5,397		73		5,470
Segment (loss) profit	(450)	1,474	1,024		(7,574)		(6,550)
Segment assets(1)	75,405	36,120	111,525		29,506	(4)	141,031
Expenditures for segment assets	263	145	408		4		412
Total debt	85	5	90		14,106	(5)	14,196

Segment Reporting as of and for the year ended December 31, 2011
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$65,836	$52,261	$118,097	(3)	$—		$118,097
Intercompany revenues	1,928	585	2,513		—		—
Gross profit	21,299	7,121	28,420		—		28,420
Interest income	—	—	—		58		58
Interest expense	72	7	79		578		657
Interest expense-financing fees	—	—	—		207		207
Depreciation and amortization	4,535	192	4,727		89		4,816
Segment profit (loss)	15,399	3,983	19,382		(7,810)		11,572
Segment assets(1)	81,197	43,293	124,490		41,087	(4)	165,577
Expenditures for segment assets	2,278	4	2,282		21		2,303
Total debt	142	12	154		17,562	(5)	17,716

Segment Reporting as of and for the year ended December 31, 2010
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$53,363	$44,427	$97,790	(3)	$—		$97,790
Intercompany revenues	2,962	502	3,464		—		—
Gross profit	12,733	7,882	20,615		—		20,615
Interest income	—	—	—		65		65
Interest expense	138	3	141		614		755
Interest expense-financing fees	3	—	3		409		412
Depreciation and amortization	4,469	39	4,508		22		4,530
Segment profit (loss)	6,104	4,508	10,612		(7,341)		3,271
Segment assets(1)	91,881	2,570	94,451		30,864	(4)	125,315
Expenditures for segment assets	1,601	19	1,620		22		1,642
Total debt	1,105	18	1,123		9,126	(5)	10,249

(1)     Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)     Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)      The consolidated revenues included the CH Plateau Remediation Company (“CHPRC”) revenue of $24,652,000 or 19.3%, $59,136,000 or 50.1%, and $51,929,000 or 53.1%, for 2012, 2011, and 2010, respectively, of our total consolidated revenue from continuing operations.  Also, the consolidated revenues included revenues generated directly from the U.S. Department of Energy (“DOE”) of $26,265,000 or 20.6%, $4,136,000 or 3.5%, and $0 or 0%, for 2012, 2011, and 2010, respectively, of our total consolidated revenue from continuing operations.  The increase in revenues generated directly from the DOE was attributed to the acquisition of SEC on October 31, 2011.

4)      Amount includes assets from our discontinued operations of $2,113,000, $2,343,000, and $7,433,000, as of December 31, 2012, 2011, and 2010, respectively.

(5)     Net of debt discount of ($0), ($12,000), and (117,000) for 2012, 2011, and 2010, respectively, based on the estimated fair value at issuance of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  The promissory note and the Warrants were modified on April 18, 2011.  See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for additional information.”

Index

NOTE 17
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	March 31	June 30	Sept 30	Dec. 31
2012
Net revenues	$37,936	$33,698	$29,190	$26,684
Gross profit	4,369	3,930	4,226	3,279
(Loss) income from continuing operations	(807)	(1,009)	(472)	(4,262)
(Loss) income from discontinued operations, net of taxes	(138)	(60)	(61)	717
Net (loss) income	(945)	(1,069)	(533)	(3,545)
Net income attributable to noncontrolling interest	56	102	21	1

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(1,001)	(1,171)	(554)	(3,546)

Basic net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.02)	(.02)	(.01)	(.07)
Discontinued operations	—	—	—	.01
Net (loss) income per common share	(.02)	(.02)	(.01)	(.06)

Diluted net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders:
Continued operations	(.02)	(.02)	(.01)	(.07)
Discontinued operations	—	—	—	.01
Net (loss) income per common share	(.02)	(.02)	(.01)	(.06)

2011
Net revenues	$23,615	$28,913	$32,787	$32,782
Gross profit	3,030	8,049	11,301	6,040
(Loss) income from continuing operations	(533)	2,552	4,421	5,132
Income (loss) from discontinued operations, net of taxes	212	(32)	(187)	784
Gain (loss) on disposal of discontinued operations, net of taxes	—	—	1,777	(268)
Net (loss) income	(321)	2,520	6,011	5,648
Net income attributable to noncontrolling interest	—	—	—	22

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(321)	2,520	6,011	5,626

Basic net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.01)	.05	.08	.09
Discontinued operations	—	—	—	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.03	—
Net (loss) income per common share	(.01)	.05	.11	.10

Diluted net (loss) income per common share attributable to
Perma-Fix Environmental Services, Inc. stockholders:
Continued operations	(.01)	.05	.08	.09
Discontinued operations	—	—	—	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.03	—
Net (loss) income per common share	(.01)	.05	.11	.10

Loss from continuing operations for the quarter ended December 31, 2012, included a charge to income tax expense of approximately $1,949,000 related to an uncertain tax position and a charge to income tax expense of approximately $1,375,000 attributed to the write-off of deferred tax assets that, based upon new information obtained by management, would not be realizable by the Company.  See Note 12 – “Income Tax” for further discussion of these income tax expenses.

Index

The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

NOTE 18
SUBSEQUENT EVENTS

Business Acquisition
As disclosed in Note 3 – “Business Acquistion”, the Company entered into a Settlement and Release Agreement on February 12, 2013, to resolve certain claims against TNC for indemnification pursuant to the indemnification provisions of the Purchase Agreement, asserting breach of certain representations, warranties and covenant of TNC and SEHC subsequent to the closing date on the acquisition of SEC.  Transactions resulting from the Settlement and Release Agreement were recorded retrospectively as part of the final purchase price allocation of SEC in accordance with ASC 850- “Business Combination.”

Related Party Transactions
As disclosed in Note 15 – “Related Party Transactions – Christopher Leichtweis”, pursuant to a Indemnification Agreement, SEC, Leichtweis and his spouse (“Leichtweis Parties”), jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis Parties against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis has agreed to indemnify in the event SEC cannot perform.  The Indemnification Agreement provided by SEC to Leichtweis Parties also provides for compensating Leichtweis Parties at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract). On February 14, 2013, the Company entered into a Settlement and Release Agreement and Amendment to Employment Agreement (the “Leichtweis Settlement), in settlement of certain claims made by the Company against Leichtweis in connection with certain Disputed Claims asserted by the Company against TNC subsequent to the acquisition of SEC on October 31, 2011.  The Leichtweis Settlement terminated the obligations of the Company and its subsidiaries to pay a fee to the Leichtweis Parties under the Indemnification Agreement.

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and is effective for four years.  The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination).

Notice of Intent to File Administrative Complaint – Perma-Fix Northwest Richland, Inc. (“PFNWR”)
On March 7, 2013, PFNWR, a subsidiary of ours, received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations.  We are initiating discussion with the EPA to resolve this matter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Based on their most recent assessment, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended).   Based upon this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Index

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and based on that audit, issued their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Perma-Fix Environmental Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 22, 2013

Index

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	69	Chairman of the Board, President and Chief Executive Officer
Mr. Jack Lahav	64	Director
Honorable Joe R. Reeder	65	Director
Mr. Larry M. Shelton	59	Director
Dr. Charles E. Young	81	Director
Mr. Mark A. Zwecker	62	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1)
Mr. Robert L. Ferguson elected not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders (the “Meeting”) held on September 13, 2012. Mr. Ferguson’s decision not to stand for re-election was not due to any disagreement with the Company.

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

As founder of Perma-Fix, PPM, Inc., and senior executive leader at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company.  In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear business.  Dr. Centofanti’s comprehensive understanding of the Company and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions our Board Chairman, President and Chief Executive Officer, to optimize our role in this competitive, evolving market.

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

Index

Having launched a number of successful businesses, Mr. Lahav has established a record of success in developing and growing a business. His “know how” enables him to provide important perspectives to the Board relating to a variety of business challenges.  His commitment to charitable organizations provides a unique component of a well-rounded Board.

Honorable Joe R. Reeder
Mr. Reeder, a director since April 2003, served as the Shareholder-in-Charge of the Mid-Atlantic Region (1999-2008) for Greenberg Traurig LLP, one of the nation's largest law firms, with 29 offices and over 1,800 attorneys worldwide.  Currently, a principal shareholder in the law firm, his clientele includes sovereign nations, international corporations, and law firms throughout the U.S.  As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program.   He serves on the boards of the National Defense Industry Association (NDIA) (and chairs NDIA’s Ethics Committee), the Armed Services YMCA, and many other private companies and charitable organizations. Following successive appointments by Governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards and served ten years on the National USO board.  Mr. Reeder is also a frequent television commentator on legal and national security issues.  Among other corporate positions, he has been a director since September 2005 for ELBIT Systems of America, LLC, a NASDAQ company that provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also serves as a board member for Washington First Bank (since April 2004).  Mr. Reeder was a member of the Corporate Advisory Board for ICX Technologies, a publicly traded company specializing in development and integration of advanced sensor technologies for homeland security and commercial applications, from April 2007 to July 2008.  A graduate of West Point who served in the 82nd Airborne Division following Ranger School, Mr. Reeder earned his J.D. from the University of Texas and his L.L.M. from Georgetown University.

Mr. Reeder has a distinguished career in providing solutions to complex issues involving substantial domestic and international concerns.  He has demonstrated extensive knowledge and problem-solving background, which skills enhance the Board’s ability to address challenging issues in the nuclear market.

Mr. Larry M. Shelton
Mr. Shelton, a director since July 2006, currently is the Chief Financial Officer (since 1999) of S K Hart Management, LC, an investment holding company.  In March 2012, he was appointed Director and Chief Financial Officer of SK Hart Ranches (PTY) Ltd, a private South African Company involved in agriculture business.  Mr. Shelton has over 18 years of experience as financial executive officer for several waste management companies.  He was Chief Financial Officer of Envirocare of Utah, Inc. (1995–1999), and Chief Financial Officer of USPCI, Inc. (1982–1987).  Mr. Shelton has served on the Board of Directors of Subsurface Technologies, Inc., a privately-held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development, since July 1989, and Pony Express Land Development, Inc., a privately-held land development company, since December 2005.  Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

With his years of accounting experience as Chief Financial Officer for various companies, including a number of waste management companies, Mr. Shelton combines extensive knowledge and understanding of accounting principles, financial reporting requirements, evaluating and overseeing financial reporting processes and business savvy.

Index

Dr. Charles E. Young
Dr. Charles E. Young, a director since July 2003, currently serves as a director (since September 2011) of SteriMed, Inc., a privately held company in the medical waste business.  He was president of the University of Florida from November 1999 to January 2004 and chancellor of the University of California, Los Angeles (UCLA) for 29 years until his retirement in 1997.  He also was the President of Qatar Foundation from 2004 to November 2005.  In addition, from December 2009 to June 2010, he served as the Chief Executive Officer of the Los Angeles Museum of Contemporary Art.  Dr. Young has chaired the Association of American Universities, and served on numerous commissions, including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum.  Dr. Young served on the Board of Directors of I-MARK, Inc., a privately held software and professional services company from 1997 to 2012.  He previously served on the Board of Directors of Intel Corp. and Nicholas-Applegate Growth Equity Fund, Inc., as well as Fiberspace, Inc., a privately-held company that designs and manufacturers stabilized laser products, Student Advantage, Inc., an integrated media and commerce company, and AAFL Enterprises, a sports development company.   Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

Having presided over two major universities with multi-billion budgets, a major educational foundation, a world-renowed museum, and as a board member for a publicly-held multi-billion dollar corporation, Dr. Young brings unique perspectives and extensive experience to our Board.  His savvy in the process of policy making and long-term leadership development provides a valuable component of a well-rounded Board.

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

BOARD LEADERSHIP STRUCTURE
Dr. Louis Centofanti, the Company’s President and Chief Executive Officer, also holds the position of the Chairman of the Board.  The Company believes such structure currently promotes the best interests of our stockholders. Dr. Centofanti’s extensive knowledge of the history of the Company, its customers, and his background in our complex and unique nuclear business, enables him to provide guidance to our Board with day to day and long-term strategic business recommendations and decisions which ultimately enhance shareholder value.

Although the Company’s Amended and Restated Bylaws do not formally require the designation of an independent Lead Director, because the positions of Chairman and Chief Executive Officer are held by the same person, Mr. Mark Zwecker was appointed by our Board of Directors and has served as the independent Lead Director since February 2010.  The Board believes that the Lead Director enhances the Board’s ability to fulfill its responsibilities independently in the best interests of the Company’s stockholders.  The Lead Director’s role includes:

Index

•	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
•	acting as liaison between directors, committee chairs and management;
•	serving as information sources for directors and management; and
•	carrying out responsibilities as the Board may delegate from time to time.

AUDIT COMMITTEE
We have a separately designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are:  Mark A. Zwecker, Larry M. Shelton, and Dr. Charles E. Young.

Our Board of Directors has determined that each of our Audit Committee members is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

BOARD INDEPENDENCE
The Board has determined that each director, other than Dr. Centofanti, is “independent” within the meaning of the applicable rules of the NASDAQ Stock Market, Inc. (“NASDAQ”) on which the Company’s Common Stock is listed.  Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company.  The Board did not consider Mr. Ferguson to be “independent” based on the transactions between Mr. Ferguson and us which are described under “Certain Relationships and Related Transactions, and Director Independence – Mr. Robert L. Ferguson.”  Mr. Ferguson did not stand for re-election at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.  The Board considered the independence of the Company’s use of Mr. Reeder’s law firm from time to time in considering his independence, and determined that he should be deemed an independent director since the amount paid to Mr. Reeder’s law firm was a nominal amount.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
We have a separately-designated standing Corporate Governance and Nominating Committee (the “Nominating Committee”).  Members of the Nominating Committee during 2012 were Joe R. Reeder (Chairperson), Jack Lahav, and Larry Shelton.   All members of the Corporate Governance and Nominating Committee are “independent” as that term is defined by current NASDAQ listing standards.

The Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board and the nominees for election as the directors at each annual meeting of stockholders.  In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate. The Company’s Amended and Restated Bylaws sets forth certain minimum director qualifications to qualify for nomination for elections as a Director.  To qualify for nomination or election as a director, an individual must:

•	be an individual at least 21 years of age who is not under legal disability;
•	have the ability to be present, in person, at all regular and special meetings of the Board of Directors;
•	not serve on the boards of more than three other publicly held companies;
•
satisfy the director qualification requirements of all environmental and nuclear commissions, boards or similar regulatory or law enforcement authorities to which the Corporation is subject so as not to cause the Corporation to fail to satisfy any of the licensing requirements imposed by any such authority;

•	not be affiliated with, employed by or a representative of, or have or acquire a material personal involvement with, or material financial interest in, any “Business Competitor” (as defined);
•	not have been convicted of a felony or of any misdemeanor involving moral turpitude; and
•	have been nominated for election to the Board of Directors in accordance with the terms of the Amended and Restated Bylaws.

In addition to the minimum director qualifications as mentioned above, each candidate’s qualifications are also reviewed to include:

Index

•	standards of integrity, personal ethics and value, commitment, and independence of thought and judgment;
•	ability to represent the interests of the Company’s stockholders;
•	ability to dedicate sufficient time, energy and attention to fulfill the requirements of the position; and
•
diversity of skills and experience with respect to accounting and finance, management and leadership, business acumen, vision and strategy, charitable causes, business operations, and industry knowledge.

The Nominating Committee does not assign specific weight to any particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Nominating Committee does not have a formal policy for the consideration of diversity in identifying nominees for directors.  However, the Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities.

RESEARCH AND DEVELOPMENT COMMITTEE
We established a separately-designated standing Research and Development Committee (the “R&D Committee”), effective August 24, 2011, which members included Mr. Robert L. Ferguson (Chairperson) and Dr. Louis Centofanti.

The R&D Committee outlines the structures and functions of the Company’s research and development strategies, the acquisition and protection of the Company’s intellectual property rights and assets, and provides its perspective on such matter to the Board of Directors.  The R&D Committee does not have a charter.

The R&D Committee was disbanded effective September 13, 2012, upon Mr. Ferguson’s election not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.  However, Dr. Louis Centofanti, Board Chairman and Chief Executive Officer, leads a R&D management team in carrying out our R&D functions as noted above.

EXECUTIVE OFFICERS

See Item 4A – “Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2012 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a), except Mr. Joe Reeder, who inadvertently failed to timely file two Form 4’s to report five transactions.

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

Compensation Discussion and Analysis
Our long-term success depends on our ability to efficiently operate our facilities, increase the profitability of our business, evaluate strategic acquisitions, and to continue to research and develop innovative technologies in the treatment of nuclear waste, mixed waste, and industrial waste.  To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.

The Compensation and Stock Option Committee (for purposes of this analysis, the “Compensation Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid to Dr. Louis F. Centofanti, our Chief Executive Officer or “CEO,” Ben Naccarato, our Chief Financial Officer or “CFO,” Jim Blankenhorn, our Chief Operating Officer or “COO,” Robert Schreiber, President of SYA or “SYA President,” and Christopher Leichtweis, Senior Vice President and President of SEC or “SEC President” (together, our named executive officers or “NEOs”) is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the NEOs are similar to those provided to other executive officers at similar sized companies and industries.

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

Index

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

Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the NEOs and equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Compensation Committee, based on the recommendations of the CEO.

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

The Compensation Committee’s Processes
The Compensation Committee has established certain processes designed to achieve our annual executive compensation objectives.  These processes include the following:

•
Company Performance Assessment; MIP.  The Compensation Committee assesses our performance in order to establish compensation ranges and, as described below, to establish specific performance measures that determine incentive compensation under the Management Incentive Plan (“MIP”) established for each of our named executive officers.  For this purpose, the Compensation Committee considers numerous measures of performance of both us and industries with which we compete, including, but not limited to, revenue, net income, gross profit, and unbilled receivables.

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

The Compensation Committee believes that the Peer Group comparison assists it in attempting to structure an executive compensation program that is competitive with other companies in the industry, subject to size and revenues of companies within the Peer Group. This process was undertaken in 2012 to assist the Compensation Committee in determining the base salary for our CEO, COO, and CFO.  Although our Compensation Committee makes a comparison to the Peer Group compensation, the Compensation Committee does not use the Peer Group as a benchmark for compensation of the NEOs.  Instead, the Compensation Committee considers the following when reviewing the Peer Group compensation information:

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

The executive compensation program for our SEC President was negotiated as part of our acquisition of SEC in October 2011 (see “Employment Agreement” below regarding an agreement entered into between the Company and the SEC President on the reduction of the SEC President’s salary starting in 2013).  The MIP for the SEC President was also part of the negotiation and provides specific performance targets, which if achieved, are expected to positively impact our results of operations (see “Management Incentive Plan” below for amendment made to the SEC President’s MIP on July 12, 2012).

Index

Employment Agreements
The Company entered into employment agreements on August 24, 2011 with our CEO, COO, and CFO, which were approved by the Compensation Committee and Board.  These agreements provided that (a) Dr. Centofanti, CEO, was entitled to receive an annual base salary of $263,218; (b) Mr. Blankenhorn, COO, was entitled to receive an annual base salary of $245,000 (Mr. Blankenhorn’s effective employment date was June 1, 2011.  He was provided a 30-day personal leave of absence prior to his start date of July 1, 2011); and (c) Mr. Naccarato, CFO, was entitled to receive an annual annual base salary of $208,000.  The base salary is subject to adjustment as determined by the Compensation Committee (see 2012 base salary adjustment of the CEO, COO, and CFO in “Management Incentive Plans” below).  In connection with the closing of our acquisition of SEC, on October 31, 2011, we entered into an employment agreement with Mr. Christopher Leichtweis, which was approved by the Compensation Committee and Board.  Mr. Leichtweis, who prior to the acquisition was an officer and director of SEC’s former parent company (Homeland Security Captial Corporation now known as Timios National Corporation or “TNC”), was appointed as the  SEC President and a senior vice president.  Mr. Leichtweis’ employment agreement provided that he is entitled to receive an annual base salary of $324,480.  The base salary is subject to adjustment as determined by the Compensation Committee.  The employment agreements with our CEO, COO, CFO and SEC President are collectively referred to as the “Employment Agreements.”

In addition to base salary, each of these executive officers is entitled to participate in the Company's benefits plans and to any performance compensation payable under an individual Management Incentive Plan (“MIP”) for the CEO, CFO, COO, and SVP (see “Management Incentive Plans,” below).

Each of the Employment Agreements is effective for three years, except the term for the SEC President is four years.  Each Employment Agreement may be terminated prior to its expiration by the Company with or without “cause” (as defined below) or by the executive officer for “good reason” (as defined below) or any other reason.  If the NEO’s employment is terminated due to death, disability or for cause, we will pay to the NEO or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits otherwise due at that time under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

On February 14, 2013, the Company entered into a Settlement and Release Agreement and Amendment to Employment Agreement (the “Leichtweis Settlement), in final settlement of certain claims made by us against Mr. Leichtweis in connection with Disputed Claims asserted by us against TNC subsequent to the acquisition of SEC.  The Leichtweis Settlement amended Mr. Lechtweis Employment Agreement which reduces the base salary of Mr. Leichtweis by $30,000 per year commencing the earlier occurence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Mr. Leichtweis’s Employement Agreement is earlier terminated, through the date of such earlier termination).

If the NEO terminates his employment for “good reason” or is terminated without cause, we will pay the NEO a sum equal to the total Accrued Amounts, plus one year of full base salary.  If the NEO terminates his employment for a reason other than for good reason (the reduction in base salary for Mr. Leichtweis is not considered “good reason” pursuant to the Leichtweis Settlement), we will pay to him the amount equal to the Accrued Amounts.  If there is a Change in Control (as defined below), all outstanding stock options to purchase common stock held by the NEO will immediately become vested and exercisable in full.  The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

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

Index

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

Index

•	such event that is of a nature that is required to be reported in response to Item 5.01 of Form 8-K.

Potential Payments
The following table sets forth the potential (estimated) payments and benefits to which our NEOs would be entitled under the Employment Agreements upon termination of employment or following a Change in Control, assuming each circumstance described below occurred on December 31, 2012.

The following table sets forth the potential (estimated) payments and benefits to which Dr. Centofanti, Mr. Jim Blankenhorn, Mr. Leichtweis, and Mr. Naccarato would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each employment agreement with the Company, assuming each circumstance described below occurred on December 31, 2012, the last day of our fiscal year.

					Termination by
					Executive for Good
Name and Principal Position		Disability,			Reason or by
		Death,			Company Without			Change in Control
Potential Payment/Benefit		or For Cause			Cause			of the Company

Dr. Louis Centofanti
Chairman of the Board,
President and Chief Executive
Officer
Severance	$	──			271,115		$	──
Stock Options	$	──	(1)	$	──	(1)	$	──	(2)

Ben Naccarato
Chief Financial Officer
Severance	$	──			214,240		$	──
Stock Options	$	──	(1)	$	──	(1)	$	──	(2)

Jim Blankenhorn
Chief Operating Officer
Severance	$	──			252,350		$	──
Stock Options	$	──	(1)	$	──	(1)	$	──	(2)

Christopher Leichtweis
SVP and SEC President
Severance	$	──			324,480		$	──
Stock Options	$	──	(1)	$	──	(1)	$	──	(2)

(1)	Benefit is estimated to be zero since the number of stock options vested that were in-the-money as of December 31, 2012 (as reported on NASDAQ) was zero.

(2)	Benefit is estimated to be zero since the number of stock options outstanding that were in-the-money as of December 31, 2012 (as reported on NASDAQ) was zero.

No performance compensation under the NEO’s MIP would have been payable at December 31, 2012 under any of the circumstances described in the table above.  Pursuant to each MIP, if the participant’s employment with the Company is voluntarily or involuntarily terminated prior to the annual payment of the MIP compensation payment period, no MIP payment is payable.  The payment is otherwise payable under each MIP on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end.  See, “Management Incentive Plans,” below.

Index

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

2012 Executive Compensation Components
For the fiscal year ended December 31, 2012, the principal components of compensation for executive officers were:

•	base salary;
•	performance-based incentive compensation;
•	long term incentive compensation;
•	retirement and other benefits; and
•	perquisites.

Based on the amounts set forth in the Summary Compensation Table, during 2012, salary accounted for 96.5% of the total compensation of our NEOs, while equity option awards, bonus, MIP compensation, and other compensation accounted for approximately 3.5% of the total compensation of the NEOs.

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

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility.  Merit based salary increases for executives are based on the Committee’s assessment of the individual’s performance.  The base salary and potential annual base salary adjustments for the CEO, COO, CFO, and the SEC President for are set forth in their respective Employment Agreements.

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

Index

Management Incentive Plans (“MIPs”)
On July 12, 2012, the Compensation Committee approved discretionary individual MIPs for our CEO, CFO, and COO.  Each 2012 MIP authorized the Compensation Committee to recommend a cash incentive bonus to the executive for performance during the 2012 calendar year, if the Compensation Committee determined, in its sole discretion, that such bonus compensation was appropriate based on the considerations enumerated in each 2012 MIP relating to Company performance and the executive’s individual performance during 2012.  Each 2012 MIP was discretionary and payable only if recommended by the Company’s Compensation Committee and approved by the Board of Directors at the Company’s fiscal year end.  Pursuant to each 2012 MIP, the CEO, CFO, and COO are to receive annual base salary of $271,115, $214,240 and $252,350, respectively, during 2012.  The discretionary maximum performance incentive payment payable to each CEO, CFO, and COO, if recommended by the Compensation Committee and approved by our Board of Directors, may not exceed $235,870, $94,266, and $219,544, which represents 87%, 44%, and 87% of the 2012 base salary, respectively.

Also, on July 12, 2012, the Compensation Committee amended the existing MIP for the SEC President.   Prior to the amendment, performance compensation under the MIP for our SEC President was based on SEC realizing gross profit target for a particular fiscal year of at least $18,500,000 (which was set for each of four years starting 2011) and the Company realizing pre-tax net income target (as defined) for each fiscal year as determined by the Compensation Committee, with the amount of the Company’s pre-tax net income subject to being changed each year as determined by the Compensation Committee.  For any year during the term of the MIP for the SEC President, performance incentive compensation of $360,000 is payable upon achievement of 100% or greater of the SEC gross profit target and net income target is payable upon achievement of 85% to 150% of such target for that year with minimum payable amount of $240,000 to maximum payable amount of $360,000.  The amendment removed the requirement that net income target be achieved for the 2012 fiscal year and provided that a discretionary bonus will be payable only if recommended by the Compensation Committee and approval by the Board of Directors.  The discretionary bonus, if any, may not exceed $360,000.  If the SEC Gross Profit target is achieved and the maximum discretionary bonus is recommended by the Compensation Committee and approved by our Board of Directors, the maximum performance incentive compensation payable to the SEC President for 2012 will be $720,000, which represents 221.9% of the SEC President’s base salary of $324,480.

The Compensation Committee and the Board of Directors believe that setting the performance incentive payable under each of the 2012 MIPs as discretionary was appropriate because the market environment that the Company was operating during 2012 was unique due to the high concentration of revenue derived from the U.S. government which was in a state of flux due to the pending federal election and pressure to reduce federal spending.

In determining whether to recommend a discretionary performance incentive payment for performance during the 2012 fiscal year, the Compensation Committee considered those factors that the Compensation Committee deemed appropriate in light of the objectives of the Company, including without limitation, the following objective and subjective criteria with respect to the performance of the Company and the executive during the 2012 fiscal year:

1.	Revenue;
2.	EBITDA (Earnings before interest, taxes, depreciation and amortization);
3.	Successful integration;
4.	Achievement of synergies;
5.	Increase in commercial revenue;
6.	Increase in international revenue;
7.	Continued progress on the NPCM (Nano Porous Composite Material) Development for Commercial Applications;
8.	Resolution of problem projects which were part of the acquisition;
9.	Collection of problem accounts receivable which were part of the acquisition;
10.	Profitable EBITDA from the company’s Treatment Segment; and
11.	Continued development and implementation of 2012 and 2013 Strategic Plan.

Performance compensation is paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2012.  If the 2012 MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled 2012 MIP compensation payment period, no 2012 MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP, at any time and for any reason.

Index

As payment under each of the 2012 MIPs is discretionary and do not contain quantitative targets (with the exception of the gross profit targt under the SEC President’s (Christopher Leichtweis) MIP of which no amount was earned under this target), no performance incentive payments under the 2012 MIPs have been recommended by the Compensation Committee as of the date of this Form 10-K due primarily to our 2012 results.

Mr. Robert Schreiber-Schreiber, Yonley, & Associates (“SYA”) - Bonus Plan
Mr. Robert Schreiber, Jr., the President of our environmental engineering and regulatory compliance consulting services firm, SYA, was eligible to be awarded a bonus based on an allocation of a portion of a bonus pool applicable only to SYA employees.  The amount of the bonus pool was equal to 40% of the net income of SYA, minus 5% of SYA’s total revenues for 2012.  In 2012, the bonus pool was determined to be $0.  The Compensation Committee believes that this formula ties any bonus awarded to employees of SYA directly to SYA’s performance, rewards performance, and motivates the SYA employees to achieve our operational goals (although such formula is not linked to specific targets or benchmarks).  The Board delegated to our CEO the authority to determine what portion, if any, of the SYA bonus pool is allocated to Mr. Schreiber for his performance. Our CEO considered the following factors when reviewing Mr. Schreiber’s performance for the purpose of determining Mr. Schreiber’s bonus compensation as a portion of the SYA bonus pool:

•	SYA’s performance as a segment of our Company;

•	Effectiveness of Mr. Schreiber’s leadership;

•	Mr. Schreiber’s role and participation as a member of our executive management team; and

•	Our overall performance, based on a subjective analysis of our revenues and net income in the applicable business environment.

The determination of Mr. Schreiber’s bonus is a subjective determination, with the maximum amount of such bonus being 100% of the SYA bonus pool.  In 2011 and 2010, Mr. Schreiber’s bonus represented 0% and 0%, respectively, of the SYA bonus pool.  Accordingly, Mr. Schreiber’s compensation is not based on objective metrics, but a subjective assessment of his performance, with the maximum amount of such bonus compensation defined by the Compensation Committee’s formula. Although the bonus pool was determined to be $0 in 2011, Mr. Schreiber received a $40,000 discretionary bonus as a result of his management of corporate matters and his contribution to the Company’s research and development program.

Long-Term Incentive Compensation

Employee Stock Option Plans
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

Index

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions with us and are granted generally at the Compensation Committee’s regularly scheduled August or September meeting. Newly hired or promoted executive officers who are eligible to receive options are generally awarded such options at the next regularly scheduled Compensation Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to or not less than the closing price of the Company’s Common Stock on the date of the grant as reported on the NASDAQ.  In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date.

The Company did not grant any options to any of its employees, including the NEOs in 2012.  The Compensation Committee is reviewing the effectiveness of granting options under our option plans.

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

In the event of a “change of control” (as defined in the 2004 Stock Option Plan and the 2010 Stock Option Plan) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

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

Index

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years.  We have matched 25% of our employees’ contributions since inception of the Plan. In 2012, the Company contributed $348,000 in matching funds, of which approximately $9,800 was for our named executive officers (See the “Summary Compensation Table” in this section for information about our matching contributions to the NEOs).  Effective June 15, 2012, we suspended our matching contribution in an effort to reduce costs in light of the recent economic environment. We will periodically evaluate whether to resume a matching contribution program.

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

Consideration of Stockholder Say-On-Pay Advisory Vote.
At our annual meeting of stockholders held in September 2012, our stockholders voted, on a non-binding, advisory basis, on the compensation of our named executive officers for 2011.  A substantial majority (approximately 95%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our named officers for 2011 on a non-binding, advisory basis.  The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation.  The Compensation Committee expects to continue to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our named executive officers.  We will hold an advisory vote on the compensation of named executive officers at our 2013 annual meeting of stockholders.

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

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Joe Reeder
Dr. Charles E. Young

Index

Summary Compensation
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($) (3)	($) (4)	($) (5)	($) (6)	($)

Dr. Louis Centofanti	2012	271,115	—	—	—	10,962	282,077
Chairman of the Board,	2011	263,218	—	—	201,692	13,125	478,035
President and Chief	2010	263,218	—	—	16,780	13,125	293,123
Executive Officer

Ben Naccarato	2012	214,240	—	—	—	10,962	225,202
Vice President and Chief	2011	208,000	—	—	87,881	13,125	309,006
Financial Officer	2010	207,996	—	—	8,951	13,125	230,072

Jim Blankenhorn (1)	2012	252,350	—	—	—	10,962	263,312
Vice President and Chief	2011	122,500	25,000	265,721	93,866	24,601	531,688
Operating Officer

Robert Schreiber, Jr.	2012	203,821	—	—	—	10,738	214,559
President of SYA	2011	199,140	40,000	—	—	14,503	253,643
	2010	197,685	1,000	—	—	18,023	216,708

Christopher Leichtweis (2)	2012	324,480	—	—	—	1,962	326,442
Senior Vice President and	2011	54,000	—	184,305	—	—	238,305

(1)
Appointed as the Company’s Chief Operating Officer by the Company’s Board of Directors on February 18, 2011. Mr. Blankenhorn’s employment with the Company became effective on June 1, 2011; however, his actual date of employment was July 1, 2011 as he took a personal leave of absence through June 30, 2011.

(2)
Named as Senior Vice President of the Company and President of SEC on October 31, 2011 upon the Company’s acquisition of SEHC and its subsidiaries on October 31, 2011 from Homeland Security Capital Corporation (now known as Timios National Corporation or “TNC”).  Mr. Leichtweis was a former officer and director of TNC.

(3)
The $1,000 earned by Mr. Schreiber for 2010 represents a bonus paid to him for 25 years of service with the Company.  Mr. Schreiber received a $40,000 discretionary bonus in 2011 approved by our Chief Executive Officer, resulting from Mr. Schreiber’s management of corporate matters and his contribution to the Company’s research and development program.  See footnotes (5) for bonus earned by the named executive officers under the Company’s MIP.  The $25,000 bonus earned in 2011 by Mr. Blankenhorn represents a sign on bonus upon employment as the Company’s Chief Operating Officer.

Index

(4)
This amount reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation,” excluding the effect of forfeitures.  No options were granted to any employees and the NEOs in 2012 .

(5)
Represents performance compensation earned under the Company’s MIP.  No performance compensation has been approved by the Compensation Committee under the 2012 MIPs, which are discretionary in nature (with the exception of the gross profit target under the SEC President’s MIP of which no amount was earned under this target).  See further discussion of the 2012 MIPs under the heading “Management Incentive Plan.”

(6)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and our 401(k) matching contribution, where applicable.

Name	401(k) match	Auto Allowance or Company Car		Total
Dr. Louis Centofanti	$1,962	$9,000	$	$10,962
Ben Naccarato	$1,962	$9,000	$	$10,962
Jim Blankenhorn	$1,962	$9,000	$	$10,962
Robert Schreiber, Jr.	$1,962	$8,776	$	$10,738
Christopher Leichtweis	$1,962	$—	$	$1,962

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis in this section and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan and 2010 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name	Grant Date	Threshold $	Target $		Maximum $		Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)
Dr. Louis Centofanti	N/A	—	—		235,870	(1)	—	—	—

Ben Naccarato	N/A	—	—		94,266	(1)	—	—	—

Jim Blankenhorn	N/A	—	—		219,544	(1)	—	—	—

Robert Schreiber, Jr.	N/A	—	—		—		—	—	—

Christopher Leichtweis	N/A	—	360,000	(2)	720,000	(2)	—	—	—

(1)
The Compensation Committee approved discretionary MIP for each of our CEO, CFO, and COO, with the maximum payment payable, representing 87%, 44%, and 87%, of the base salary of the CEO, CFO, and COO, respectively.  Each 2012 MIP authorizes the Compensation Committee to recommend a cash incentive bonus to the executive for performance during the 2012 calendar year, if the Compensation Committee determines, in its sole discretion, that such bonus compensation is appropriate.

(2)
The amount shown in “Target” reflects the minimum payment level under the MIP amended on July 12, 2012 which is paid with the achievement of 100% or greater of the SEC Gross Profit target. The SEC President’s amended MIP removed the requirement that net income target be achieved for the fiscal year 2012 and provides that a discretionary bonus will be payable only if recommended by the Compensation Committee and approval by the Board of Directors; therefore, no amount was included under the “Target” for the net income target.  This discretionary bonus may not exeed $360,000.  The “Maximum” reflects the maximum payment level of achieving 100% or greater of the SEC Gross Profit target and the maximum amount payable under the discretionary bonus of $360,000.  See “Management Incentive Plans” for further discussion of Chris Leichtweis’s MIP.

Index

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2012
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Dr. Louis Centofanti	100,000	—		—	2.19	2/27/2013
	150,000	—		—	2.28	8/5/2014

Ben Naccarato	20,000	—		—	1.44	10/28/2014
	40,000	—		—	2.28	8/5/2014
	75,000	—			1.42	2/26/2015

Jim Blankenhorn	100,000	300,000	(2)	—	1.57	7/25/2017

Robert Schreiber, Jr.	50,000	—		—	2.19	2/27/2013
	25,000	—		—	2.28	8/5/2014

Christopher Leichtweis	62,500	187,500	(3)	—	1.35	10/31/2021

(1)   In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)   Incentive stock option granted on July 25, 2011 under the Company’s 2010 Stock Option Plan.  The option is for a six year term and vests over a three year period, at one third increments per year.

(3)   Non-qualified stock option granted on October 31, 2011, pursuant to a Non-Qualified Stock Option Agreement, dated October 31, 2011.  The option is for a ten year term and vests over a four year period, at one fourth increments per year.

None of the Company’s NEOs exercised options during 2012.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2012, we provided the following annual compensation to directors who are not employees:

•
on the date of our 2012 Annual Meeting, each of our five continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   The grant date fair value of each option award received by our non-employee directors was $0.71 per share, based on the date of grant, pursuant to ASC 718, “Compensation – Stock Compensation;”

•	a quarterly director fee of $6,500. This quarterly fee was increased to $8,000 effective April 1, 2012;

Index

•
an additional quarterly fee of $1,000 to the chairman of our R&D Committee, which was disbanded on September 13, 2012 (see “Item 10 – Directors, Executive Officers and Corporate Governance – Research and Development Committee” for further information regarding this committee);

•	an additional quarterly fee of $5,500 to the chairman of our Audit Committee; and
•	a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance.

Each director may elect to have 65% or 100% of such fees payable in Common Stock under the 2003 Outside Director Plan, with the balance payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards for the year ended December 31, 2012.  The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Mark Zwecker	20,300	50,266	8,520	—	—	—	79,086
Robert L. Ferguson (4)	9,918	24,559	—	—	—	—	34,477
Jack Lahav	—	46,668	8,520	—	—	—	55,188
Joe R. Reeder	12,775	31,633	8,520	—	—	—	52,928
Charles E. Young	12,600	31,200	8,520	—	—	—	52,320
Larry M. Shelton	12,775	31,633	8,520	—	—	—	52,928

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

(3)
Options granted under the Company’s 2003 Outside Director Plan resulting from re-election to the Board of Directors on September 13, 2012.  Options are for a 10 year period with an exercise price of $1.10 per share and are fully vested in six months from grant date.  The value of the option award for each outside director is calculated based on the fair value of the option per share ($0.71) on the date of grant times the number of options granted, which was 12,000 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.”  The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2012:

Options Outstanding as of
Name	December 12, 2012
Mark A. Zwecker	120,000
Jack Lahav	120,000
Joe R. Reeder	135,000
Charles E. Young	138,000
Larry M. Shelton	102,000

(4)	Elected not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.

Index

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each re-election date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 816,000 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan, of which 756,000 were vested as of December 31, 2012.

We periodically review compensation paid to our outside directors against compensation paid by our Peer Group (see companies comprising the Peer Group in “Item 11 – Executive Compensation – The Committee’s Process – Peer Group Assessment”) to their outside directors to insure that our outside directors are adequately compensated.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock.  The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.  In 2012, the fees earned by our outside directors totaled approximately $284,000.  Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting.  As a management director, Dr. Centofanti is not eligible to participate in the 2003 Directors Plan. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company.  See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of December 31, 2012, we have issued 1,114,466 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

In the event of a “change of control” (as defined in the 2003 Outside Directors Stock Plan), each outstanding stock option and stock award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2012, the Compensation and Stock Option Committee of our Board of Directors was composed of Jack Lahav (Chairperson), Joe Reeder, and Dr. Charles E. Young.  None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable Securities and Exchange Commission regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of February 20, 2013, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.
Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	8,484,298	15.10%
Rutabaga Capital Management (3)	Common	3,700,127	6.58%

(1)  The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 56,272,649 shares of Common Stock outstanding (excludes 38,210 shares held in treasury) on February 20, 2012, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

Index

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (the “Commission”) on February 7, 2013, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 8,214,898 of such shares and shares dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(3) This information is based on the Schedule 13G/A filed with the Commission on February 15, 2013, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 3,225,994 shares and shared voting power over 474,133 shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA  02109.

Capital Bank represented to us that:
•	As of February 20, 2013, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 7,506,970 shares of our Common Stock;
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

•	During 2012 and the first two months of 2013, it acquired, as agent for and nominee of, certain of its investors, shares of our Common Stock in open market transactions (“Open Market Transactions”);
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

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities.  If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 20, 2013.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership		Percent Of Class (*)
Capital Bank Grawe Gruppe	Common	7,506,970	(+)	13.34%

Index

(*)  This calculation is based upon 56,272,649 shares of Common Stock outstanding on February 20, 2013,  plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

(+) This amount is the number of shares that Capital Bank has represented to us that it holds of record as nominee for, and as an agent of, certain of its accredited investors.  As of the date of this report, Capital Bank has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stocks.  Although Capital Bank is the record holder of the shares of Common Stock described in this note, Capital Bank has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act.  Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board of Directors, we do not believe that Capital Bank is our affiliate.  Capital Bank's address is Burgring 16, A-8010 Graz, Austria.

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of February 20, 2013, by each of our Directors and NEOs and by all of our directors and executive officers as a group.  Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.  A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner		Percent of Class (1)
Dr. Louis F. Centofanti (3)	1,241,524	(3)	2.20%
Jack Lahav (4)	980,573	(4)	1.74%
Joe R. Reeder (5)	777,713	(5)	1.38%
Larry M. Shelton (6)	217,213	(6)	*
Dr. Charles E. Young (7)	243,435	(7)	*
Mark A. Zwecker (8)	549,772	(8)	*
Robert Schreiber, Jr. (9)	180,292	(9)	*
Ben Naccarato (10)	135,000	(10)	*
Christopher Leichtweis (11)	809,612	(11)	1.44%
James Blankenhorn (12)	100,000	(12)	*
Directors and Executive Officers as a Group (10 persons)	5,235,134	(13)	9.10%

*Indicates beneficial ownership of less than one percent (1%).

(1)  See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)  These shares include (i) 677,524 shares held of record by Dr. Centofanti, (ii) options to purchase 250,000 shares, which are immediately exercisable, and (iii) 314,000 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 860,573 shares of Common Stock held of record by Mr. Lahav, and (ii) options to purchase 108,000 shares, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 13, 2013.

Index

(5)  Mr. Reeder has sole voting and investment power over these shares which include: (i) 642,713 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 123,000 shares, which are immediately exercisable, and options to purchase 12,000 shares, which are exercisable on March 13, 2013.

(6) Mr. Shelton has sole voting and investment power over these shares which include: (i) 115,213 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 90,000 shares, which are immediately exercisable, and options to purchase 12,000 shares, which are exercisable on March 13, 2013.

(7)  Dr. Young has sole voting and investment power over these shares which include: (i) 105,435 shares held of record by Dr. Young; and (ii) options to purchase 126,000 shares, which are immediately exercisable, and options to purchase 12,000 shares, which are exercisable on March 13, 2013.

(8) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 429,772 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 108,000 shares, which are immediately exercisable, and options to purchase 12,000 shares, which are exercisable on March 13, 2013.

(9) Mr. Schreiber shares voting and investment power, with his spouse, over 105,292 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 75,000 shares, which are immediately exercisable.

(10) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 135,000 shares, that are immediately exercisable.

(11)Mr. Leichtweis has sole voting and investment power over these shares which include: (i) 747,112 shares of Common Stock held of record by Mr. Leichtweis, and (ii) options to purchase 62,500 shares, which are immediately exercisable.

(12) Mr. Blankenhorn has sole voting and investment power over these shares which include: options to purchase 100,000 shares, that are immediately exercisable.

(13)Amount includes 1,177,500 options, which are immediately exercisable to purchase 1,177,500 shares of Common Stock, and 60,000 options which are exercisable on March 13, 2013 to purchase up to 60,000 shares of Common Stock.

Equity Compensation Plans
The following table sets forth information as of December 31, 2012, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	2,394,000	$2.03	2,434,199
Equity compensation plans not Approved by stockholders (1)	250,000	$1.35	—
Total	2,644,000	$1.96	2,434,199

(1) These shares are issuable pursuant to options granted to Mr. Christopher Leichtweis pursuant to a Non-Qualified Stock Option Agreement dated October 31, 2011.  Mr. Leichtweis was named a Senior Vice President and President of SEC on October 31, 2011, upon the Company’s acquisition of SEHC and its subsidiaries on October 31, 2011 from Homeland Security Capital Corporation (now know as Timios National Corporation or “TNC”).  Mr. Leichtweis was a former officer and director of TNC.

Index

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions
Our Audit Committee Charter provides for the review by our Audit Committee of any related party transactions, other than transactions involving an employment relationship with the Company, which are reviewed by the Compensation and Stock Option Committee.  Although the Company does not have written policies for the review of related party transactions, the Audit Committee reviews transactions between the Company and its directors, executive officers, and their respective immediate family members.  In approving or rejecting a proposed transaction, the Audit Committee takes into account, among other factors it deems appropriate: (1) the extent of the related person’s interest in the transaction; (2) whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances; (3) the cost and benefit to the Company; (4) the impact or potential impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (5) the availability of other sources for comparable products or services; (5) the terms of the transaction; and (6) the risks to the Company.  Related party transactions are reviewed at Audit Committee Meetings (which is held at least quarterly) prior to the consummation of the transaction.  With respect to a related party transaction arising between Audit Committee meetings, the Chief Financial Officer may present it to the Audit Committee Chairman, who will review and may approve the related party transaction subject to ratification by the Audit Committee at the next scheduled meeting.  Our Audit Committee shall approve only those transactions that, in light of known circumstances, are not inconsistent with the Company’s best interest.

Related Party Transactions
Mr. Robert Schreiber, Jr.
During March 2011, we entered into a lease with Lawrence Properties LLC, a company jointly owned by Robert Schreiber, Jr., the President of Schreiber, Yonley and Associates, and Mr. Schreiber’s spouse.  Mr. Schreiber is a member of our executive management team.  The lease is for a term of five years starting June 1, 2011.  Under the lease, we pay monthly rent of approximately $11,400, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the new lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2012 of approximately $165,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec (n/k/a Perma-Fix Northwest, Inc. or “PFNW”) and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc. or “PFNWR”), pursuant to the terms of the Merger Agreement, as amended, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock. In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently elected as a director at our Annual Meeting of Stockholders.  Mr. Ferguson served as a director until his resignation in February 2010.  Mr. Ferguson was recommended by the Corporate Governance and Nominating Committee and the Board of Directors nominated Mr. Ferguson to stand for election as a Director at our 2011 Annual Meeting of Stockholders, at which time he was elected as a Director.

Index

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

Mr. Ferguson also had a Warrant to purchase up to 135,000 of the Company’s Common Stock at $1.50 per share.  Mr. Ferguson did not exercise the Warrant which expired on May 8, 2012.

Mr. Ferguson elected not to stand for re-election as a director at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.

Christopher Leichtweis
The Company is obligated to make lease payments of approximately $29,000 per month through June 2018, pursuant to a Lease Agreement, dated June 1, 2008 (the “Lease”), between Leichtweis Enterprises, LLC, as lessor, and Safety and Ecology Holdings Corporation (“SEHC”), as lessee. Leichtweis Enterprises, LLC, is owned by Mr. Christopher Leichtweis, who was named a Senior Vice President of the Company and President of SEC upon the acquisition of SEHC and its subsidiaries by the Company from TNC on October 31, 2011.  The Lease covers SEHC’s principal offices in Knoxville, Tennessee.

Under an agreement of indemnity (“Indemnification Agreement”), SEC, Leichtweis and his spouse (“Leichtweis Parties”), jointly and severally, agreed to indemnify the individual surety with respect to contingent liabilities that may be incurred by the individual surety under certain of SEC’s bonded projects.  In addition, SEC has agreed to indemnify Leichtweis Parties against judgments, penalties, fines, and expense associated with those SEC performance bonds that Leichtweis Parties have agreed to indemnify in the event SEC cannot perform, which has an aggregate bonded amount of approximately $10,900,000.  The Indemnification Agreement provided by SEC to the Leichtweis Parties also provides for compensating the Leichtweis Parties at a rate of 0.75% of the value of bonds (60% having been paid previously and the balance at substantial completion of the contract).  On February 14, 2013, the Company entered into a Settlement and Release Agreement and Amendment to Employment Agreement (the “Leichtweis Settlement), in final settlement of certain claims made by us against Leichtweis in connection with the Disputed Claims asserted by the Company against TNC.  The Leichtweis Settlement terminated our obligation to pay the Leichtweis Parties a fee under the Indemnification Agreement.

Upon the closing of the acquisition of SEHC and its subsidiaries by the Company from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased 813,007 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $1.23 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased 747,112 of the 813,007 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,948 or $1.23 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEHC.

Index

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

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and is effective for four years.  The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination).

ITEM 14.	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO USA, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2012 and 2011, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $623,000 and $602,000, respectively.  Audit fees for 2012 and 2011 include approximately $140,000 and $105,000, respectively, in fees related to the audit of internal control over financial reporting.

Audit-Related Fees
The aggregate fees and expenses billed by BDO for audit-related services for the fiscal years ended December 31, 2012 and 2011 totaled $56,000 and $43,000, respectively.  Fees for 2012 and 2011 included consulting on various accounting and reporting matters and audit of the Company’s 401(K) Plan.

Tax Services
BDO was engaged to provide tax services to the Company for the fiscal years ended December 31, 2012 and 2011, resulting in fees totaling approximately $0 and $35,000, respectively.

The Audit Committee of the Company's Board of Directors has considered whether BDO’s provision of the services described above for the fiscal years ended December 31, 2012 and 2011 is compatible with maintaining its independence.

Engagement of the Independent Auditor
The Audit Committee approves in advance all engagements with BDO and any members of the BDO Seidman Alliance network of firms to perform audit or non-audit services for us.  All services under the headings Audit Fees, Audit Related Fees, and Tax Services were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act.  The Audit Committee's pre-approval policy provides as follows:

Index

•
The Audit Committee will review and pre-approve on an annual basis all audits, audit-related, tax and other services, along with acceptable cost levels, to be performed by BDO and any member of the BDO Seidman Alliance network of firms, and may revise the pre-approved services during the period based on later determinations. Pre-approved services typically include: Audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 22, 2013
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	March 22, 2013
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 22, 2013
Dr. Louis F. Centofanti, Director

By	/s/ Jack Lahav	Date	March 22, 2013
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 22, 2013
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 22, 2013
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 22, 2013
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 22, 2013
Mark A. Zwecker, Director

Index

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011, and 2010
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other		Additions/ (Deductions) Due to Acquisition/ Divestitures		Deductions			Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts- continuing operations	$2,441	$160		$	─		$94	(b)	$2,507
Allowance for doubtful accounts-discontinued operations	$48	$6		$	─		$9	(b)	$45
Allowance for deferred tax assets	$7,360	$(1,631	) (a)	$	─	$	─		$5,729

Year ended December 31, 2011:
Allowance for doubtful accounts-continuing operations	$215	$83			$2,260		$117	(b)	$2,441
Allowance for doubtful accounts-discontinued operations	$97	$175			$(163)		$61	(b)	$48
Allowance for deferred tax assets	$11,944	$5,087			$503	$	─		$7,360

Year ended December 31, 2010:
Allowance for doubtful accounts-continuing operations	$226	$59		$	─		$70	(b)	$215
Allowance for doubtful accounts-discontinued operations	$70	$75		$	─		$48	(b)	$97
Allowance for deferred tax assets	$10,339	$1,605		$	─	$	─		$11,944

(a)	Reversal of allowance on deferred tax asset primarily from valuation provided for state net operating loss (“NOL”) related to asset impairment.

(b)	Customer receivables deemed to be uncollectible.

Index

EXHIBIT INDEX

Exhibit No.	Description

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

2.4
Stock Purchase Agreement dated July 15, 2011, by and among Perma-Fix Environmental Services, Inc., Homeland Security Capital Corporation (now known as Timios National Corporation or “TNC”), and Safety and Ecology Holdings Corporation, which is incorporated by references from Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2011.

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

3(i)	Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3(i) to the Company’s 2008 Form 10-K filed on March 31, 2009.
3(ii)	Amended and Restated Bylaws of Perma-Fix Environmental Services, Inc., dated March 29, 2012, as incorporated by reference from Exhibit 3(ii) to the Company’s Form 8-K filed on April 3, 2012.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
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

4.14
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated November 7, 2012, between the Company and PNC Bank, National Association, as incorporated by reference from exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012.

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

10.4	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company’s Proxy Statement dated November 8, 1996.
10.5	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company’s Proxy Statement dated April 20, 1998..
10.6	1993 Non-qualified Stock Option Plan as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010.
10.7	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
10.8	2003 Outside Directors' Stock Plan of the Company as incorporated by reference from “Exhibit B” to the Company’s Proxy Statement dated June 20, 2003.

Index

10.9	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix “A” to the Company’s 2008 Proxy Statement dated July 3, 2008.
10.10	Second Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix “A” to the Company’ 2012 Proxy Statement dated August 6, 2012.
10.11	2004 Stock Option Plan of the Company as incorporated by reference from “Exhibit A” to the Company’s Proxy Statement dated June 21, 2004.
10.12
Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc., as incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2007 filed with the SEC on April 1, 2008.

10.13
Subcontract between CH2M Hill Plateau Remediation Company, Inc. (“CHPRC”) and East Tennessee Materials & Energy Corporation, dated May 27, 2008., as incorporated by reference from Exhibit 10.4 to the company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

10.14
Consent Agreement dated September 26, 2008 between Perma-Fix Northwest Richland, Inc. and the U.S. Environmental Protection Agency, as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

10.15
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

10.16
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

10.17
2010 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2010.

10.18	2010 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2010.
1019
Earn-Out Promissory Note, dated September 28, 2010, between the Company and Nuvotrust Northwest Liquidation Trust, as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for quarter ended September 30, 2010, filed on November 5, 2010.

10.20	2010 Stock Option Plan of the Company as incorporated by reference from “Appendix A” to the Company's 2010 Proxy Statement dated August 20, 2010.
10.21
Offer letter for position of COO dated February 18, 2011 from the Company to Mr. James A. Blankenhorn, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K, filed on February 22, 2011.

10.22	2011 Incentive Compensation Plan for President and Chief Executive Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2011.
10.23
2011 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 23, 2011.

10.24
2011 Incentive Compensation Plan for Vice President, Chief  Operating Officer, effective January 1, 2011, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on March 23, 2011.

Index

10.25
Employment Agreement dated August 24, 2011 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 30, 2011.

10.26
Employment Agreement dated August 24, 2011 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on August 30, 2011.

10.27
Employment Agreement dated August 24, 2011 between Jim Blankenhorn, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on August 30, 2011

10.28
Employment Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.1 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.29	Management Incentive Plan for Christopher Leichtweis, dated November 1, 2011, which was filed as Exhibit 99.3 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.
10.30
Non-Qualified Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Christopher Leichtweis, dated October 31, 2011, which was filed as Exhibit 99.2 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.31
Indemnification Agreement, dated February 21,2011, between Safety and Ecology Holdings Corporation, Safety and Ecology Corporation, Inc., and Christopher P. Leichtweis and Myra Leichtweis, which was filed as Exhibit 99.5 to the Company’s 8-K filed on November 4, 2011 and incorporated herein by reference.

10.32
Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc., and Mr. Jim Blankenhorn, which was filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

10.33
Contract and Amendements entered into between Safety and Ecology Corporation and U.S. Department of Energy (Oak Ridge) dated March 30, 2010, incorporated by reference from Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2011.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT WAS GRANTED BY ON APRIL 25, 2012 THROUGH SEPTEMBER 30, 2013.

10.34	2012 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2012, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 2012.
10.35	2012 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2012, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 2012.
10.36	2012 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2012, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 2012.
10.37
Amended Management Incentive Plan for Christopher Leichtweis, Senior Vice President, dated July 12, 2012, as incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 2012.

10.38
Settlement and Release Agreement dated as of February 12, 2013, by and between Perma-Fix Environmental Services, Inc. and Safety & Ecology Holdings Corporation, on the one hand, and Timios National Corporation, on the other hand, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on February 15, 2013.

10.39
Settlement and Release Agreement and Amendement to Employment Agreement dated as of February 14, 2013, by and between Perma-Fix Environmental Services, Inc., Safety & Ecology Holdings Corporation and Safety and Ecology Corporation, on the one hand, and Christopher P. Leichtweis and Myra Leichtweis, on the other hand, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on February 15, 2013.

21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

Index

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