Form 10-Q
period 2013-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2013-05-10
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 2013

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 2, 2013
Common Stock, $.001 Par Value	56,334,063
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

Index

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2013	2012

ASSETS
Current assets:
Cash	$2,251	$4,368
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $2,207 and $2,507, respectively	10,600	11,395
Unbilled receivables - current	6,118	8,530
Retainage receivable	397	312
Inventories	447	473
Prepaid and other assets	2,985	3,282
Deferred tax assets - current	2,999	1,553
Current assets related to discontinued operations	600	499
Total current assets	26,432	30,447

Property and equipment:
Buildings and land	26,297	26,297
Equipment	34,654	34,657
Vehicles	661	661
Leasehold improvements	11,624	11,625
Office furniture and equipment	2,119	2,116
Construction-in-progress	447	334
	75,802	75,690
Less accumulated depreciation and amortization	(41,498)	(40,376)
Net property and equipment	34,304	35,314

Property and equipment related to discontinued operations	1,616	1,614

Intangibles and other long term assets:
Permits	16,787	16,799
Goodwill	29,186	29,186
Other intangible assets – net	3,459	3,610
Unbilled receivables – non-current	85	137
Finite risk sinking fund	21,281	21,272
Deferred tax asset, net of liabilities	1,103	1,103
Other assets	1,512	1,549
Total assets	$135,765	$141,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2013	2012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,179	$8,657
Accrued expenses	6,025	6,254
Disposal/transportation accrual	1,091	2,294
Unearned revenue	3,114	3,695
Billings in excess of costs and estimated earnings	1,657	1,934
Current liabilities related to discontinued operations	1,724	1,512
Current portion of long-term debt	2,686	2,794
Total current liabilities	24,476	27,140

Accrued closure costs	11,387	11,349
Other long-term liabilities	691	674
Long-term liabilities related to discontinued operations	1,612	1,829
Long-term debt, less current portion	11,779	11,402
Total long-term liabilities	25,469	25,254

Total liabilities	49,945	52,394

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $691 and $674, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 56,310,859 and 56,238,525 shares issued, respectively; 56,272,649 and 56,200,315 shares outstanding, respectively	56	56
Additional paid-in capital	102,919	102,819
Accumulated deficit	(18,917)	(16,005)
Accumulated other comprehensive loss	(4)	(2)
Less Common Stock in treasury, at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	83,966	86,780
Non-controlling interest	569	572
Total stockholders' equity	84,535	87,352

Total liabilities and stockholders' equity	$135,765	$141,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2013	2012

Net revenues	$19,829	$37,936
Cost of goods sold	19,292	33,567
Gross profit	537	4,369

Selling, general and administrative expenses	4,186	5,038
Research and development	499	353
Loss on disposal of property and equipment	2	―
Loss from operations	(4,150)	(1,022)

Other income (expense):
Interest income	9	15
Interest expense	(145)	(221)
Interest expense-financing fees	(23)	(34)
Other	(8)	―
Loss from continuing operations before taxes	(4,317)	(1,262)
Income tax benefit	(1,429)	(455)
Loss from continuing operations, net of taxes	(2,888)	(807)

Loss from discontinued operations, net of taxes	(27)	(138)
Net loss	(2,915)	(945)

Net (loss) income attributable to non-controlling interest	(3)	56

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(2,912)	$(1,001)

Net loss per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - basic:

Continuing operations	$(.05)	$(.02)
Discontinued operations	―	―
Net loss per common share	$(.05)	$(.02)

Net loss per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - diluted:

Continuing operations	$(.05)	$(.02)
Discontinued operations	―	―
Net loss per common share	$(.05)	$(.02)

Number of common shares used in computing net loss per share:
Basic	56,272	56,062
Diluted	56,272	56,062

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012

Net loss	$(2,915)	$(945)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2)	12
Total other comprehensive (loss) income	(2)	12

Comprehensive loss	(2,917)	(933)
Comprehensive (loss) income attributable to non-controlling interest	(3)	56
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(2,914)	$(989)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(2,915)	$(945)
Less: loss from discontinued operations, net of taxes	(27)	(138)

Loss from continuing operations, net of taxes	(2,888)	(807)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,287	1,392
Amortization of debt discount	―	10
Amortization of fair value of customer contracts	(422)	(1,062)
Deferred tax benefit	(1,432)	(526)
Provision for bad debt and other reserves	5	42
Foreign exchange (loss) gain	(2)	12
Loss on disposal of plant, property and equipment	2	―
Issuance of common stock for services	49	51
Stock-based compensation	51	64
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	704	(1,460)
Unbilled receivables	2,464	(1,908)
Prepaid expenses, inventories and other assets	548	936
Accounts payable, accrued expenses and unearned revenue	(2,479)	(4,659)
Cash used in continuing operations	(2,113)	(7,915)
Cash used in discontinued operations	(139)	(187)
Cash used in operating activities	(2,252)	(8,102)

Cash flows from investing activities:
Purchases of property and equipment, net	(116)	(206)
Change in restricted cash, net	―	1,500
Payment to finite risk sinking fund	(9)	(1,892)
Cash used in investing activities	(125)	(598)

Cash flows from financing activities:
Net borrowing of revolving credit	988	―
Principal repayments of long term debt	(719)	(1,152)
Proceeds from finite risk financing	―	565
Payment of finite risk financing	―	(63)
Cash provided by (used in) financing activities of continuing operations	269	(650)
Principal repayments of long term debt for discontinued operations	(9)	(8)
Cash provided by (used in) financing activities	260	(658)

Decrease in cash	(2,117)	(9,358)
Cash at beginning of period	4,368	12,055
Cash at end of period	$2,251	$2,697

Supplemental disclosure:
Interest paid	$155	$219
Income taxes paid	25	470

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements

March 31, 2013
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2013.

We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 (“ASU 2013-02”), "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income on each affected net income line item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of ASU 2013-02 did not have a material impact on the Company's financial condition or results of operations.

Recently Issued Accounting Standards
In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” an amendment to FASB ASC Topic 405, “Liabilities.” The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The Company is still assessing the potential impact of adopting this guidance.

Index

3.	Business Acquisition

As previously reported, on February 12, 2013, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) to resolve certain claims the Company made against Timios National Corporation (“TNC” – formerly known as Homeland Security Capital Corporation) for indemnification pursuant to the indemnification provisions of that certain Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”) between the Company, TNC and Safety & Ecology Holdings Corporation (“SEHC”) (collectively known as the “Parties”), subsequent to our acquisition of SEHC and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) on October 31, 2011. The Settlement and Release Agreement resolved (collectively, the “Subject Claims”): (a) the Disputed Claims, and (b) any other claim arising under the Purchase Agreement with respect to a breach of (i) the representations and warranties of the Parties contained in the Purchase Agreement, and (ii) certain covenants contained in the Purchase Agreement. Pursuant to the Settlement Agreement, the Parties agreed as follows:

•
the note, dated October 31, 2011 (“October Note”), with a principal balance of approximately $1,460,000, was cancelled, terminated and rendered null and void. The October Note of $2,500,000 was issued on October 31, 2011, as partial consideration of the purchase price;

•
the Company issued to TNC a new, two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 (the “New Note”) in replacement of the October Note. The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with first payment due and paid on February 28, 2013;

•
the remaining Escrow Balance of $500,000 was released to TNC. A sum of $2,000,000 was deposited into an escrow account at October 31, 2011 to satisfy certain claims that we may have against TNC for indemnification pursuant to the Purchase Agreement and the Escrow Agreement. TNC and SEHC further agreed that if certain conditions were not met by December 31, 2011, relating to a certain contract, then the Company could withdraw $1,500,000 from the escrow account. We received $1,500,000 from the escrow on January 10, 2012 as certain conditions were not met under this contract;

•
the Parties terminated all of their rights and obligations to indemnification under the Purchase Agreement, except with respect to TNC’s covenants relating to non-compete, non-solicitation of customers and employees, confidentiality, and related remedies which will continue in full force and effect in accordance with the terms of the Purchase Agreement (the “Continuing Covenants”);

•	the Parties terminated their rights and obligations with respect to (i) the representations, warranties, and covenants contained in the Purchase Agreement, except for the Continuing Covenants; and

•	the Company terminated its contractual right to offset amounts owing to TNC under the Purchase Agreement to satisfy claims against TNC.

In connection with the resolution of the Disputed Claims, we also entered into a Settlement and Release Agreement and Amendment to Employment Agreement (“Leichtweis Settlement”) with Christopher Leichtweis, our Senior Vice President (see discussion under Note 14 – “Related Party Transactions – Christopher Leichtweis” for a discussion of the Leichtweis Settlement). Mr. Leichtweis served as the President and Chief Executive Officer of SEC prior to our acquisition of SEC.

Index

As previously reported, transactions resulting from the Settlement Agreement were recorded retrospectively as part of the final purchase price allocation of SEC completed during the fourth quarter of 2012, in accordance with ASC 805 – “Business Combinations.”

4.	Loss Per Share

Basic loss per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive loss per share.

The following is a reconciliation of basic net loss per share to diluted net loss per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2013		2012
Loss per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Loss from continuing operations		$(2,888)		$(807)
Basic loss per share		$(.05)		$(.02)
Diluted loss per share		$(.05)		$(.02)

Loss per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Loss from discontinued operations		$(27)		$(138)
Basic loss per share	$	─	$	─
Diluted loss per share	$	─	$	─

Weighted average common shares outstanding – basic		56,272		56,062
Potential shares exercisable under stock option plans		─		─
Weighted average common shares outstanding – diluted		56,272		56,062

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		2,234		1,827

Index

5.	Other Intangible Assets

The following table summarizes information relating to the Company’s other intangible assets:

		March 31, 2013			December 31, 2012
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$453	$(119)	$334	$453	$(105)	$348
Software	3	380	(172)	208	380	(145)	235
Non-compete agreement	5	265	(75)	190	265	(62)	203
Customer contracts	0.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(643)	2,727	3,370	(546)	2,824
Total		$5,258	$(1,799)	$3,459	$5,258	$(1,648)	$3,610

The intangible assets acquired are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets noted above and also includes the only definite-lived permit, which is at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary:

Amount
Year	(In thousands)

2013 (remaining)	$506
2014	590
2015	507
2016	429
2017	355
$2,387

Amortization expense relating to intangible assets for the Company was $164,000 and $174,000 for the three months ended March 31, 2013 and 2012, respectively.

6.	Stock Based Compensation

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

No stock options were granted during the first quarter of 2013 or 2012.

As of March 31, 2013, we had an aggregate of 1,403,000 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans and a Non-Qualified Stock Option Agreement), of which 1,015,500 are vested. The weighted average exercise price of the 1,015,500 outstanding and fully vested employee stock options is $2.01 with a remaining weighted contractual life of 2.2 years. Additionally, we had an aggregate of 831,000 outstanding director stock options (from the 1992 and 2003 Outside Directors Stock Plans), all of which are vested. The weighted average exercise price of the 831,000 outstanding and fully vested director stock options is $2.04 with a remaining weighted contractual life of 4.7 years.

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

Index

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2013 and 2012 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2013	2012
Employee Stock Options	$33,000	$38,000
Director Stock Options	18,000	26,000
Total	$51,000	$64,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant. ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. As of March 31, 2013, we have approximately $236,000 of total unrecognized compensation cost related to unvested options, of which $101,000 is expected to be recognized in 2013, $96,000 in 2014, with the remaining $39,000 in 2015.

7.	Stock Plans and Non-Qualified Option Agreement

The summary of the Company’s total Stock Plans and a Non-Qualified Stock Option Agreement as of March 31, 2013 as compared to March 31, 2012, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Options outstanding Janury 1, 2013	2,644,000	$1.96
Granted	─	─
Exercised	─	─		$	─
Forfeited	(410,000)	2.17
Options outstanding End of Period (1)	2,234,000	1.93	3.8	$	─
Options Exercisable at March 31, 2013 (1)	1,846,500	$2.02	3.3	$	─
Options Vested and expected to be vested at March 31, 2013	2,234,000	$1.93	3.8	$	─

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Options outstanding Janury 1, 2012	3,039,833	$1.98
Granted	─	─
Exercised	─	─		$ ─
Forfeited	(422,833)	1.90
Options outstanding End of Period (2)	2,617,000	1.99	4.1	$47,100
Options Exercisable at March 31, 2012 (2)	2,067,000	$2.13	3.2	$41,100
Options Vested and expected to be vested at March 31, 2012	2,617,000	$1.99	4.1	$47,100

(1)	Options with exercise prices ranging from $1.10 to $2.95

(2)	Options with exercise prices ranging from $1.41 to $2.95

Index

8.	Long Term Debt

Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

(Amounts in Thousands)	March 31, 2013	December 31, 2012
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at March 31, 2013) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first quarter of 2013 was 5.25%. (1)	$988	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for first quarter 2013 was 3.75%. (1)	12,952	13,524
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0%. (2)	237	352
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	211	—
Various capital lease and promissory note obligations, payable 2013 to 2014, interest at rates ranging from 5.2% to 8.0%.	139	391
	14,527	14,267
Less current portion of long-term debt	2,686	2,794
Less long-term debt related to assets held for sale	62	71
	$11,779	$11,402

(1)	Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)	Uncollateralized note.

Revolving Credit and Term Loan Agreement
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

Index

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or LIBOR plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000, all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees. As of March 31, 2013, the excess availability under our revolving credit was $6,303,000, based on our eligible receivables.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. We agreed to pay PNC 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. As of March 31, 2013, our fixed charge coverage ratio fell below the minimum requirement of 1:25 to 1:00. See Note 15 - “Subsequent Event” for an amendment entered into with PNC on May 9, 2013, which waived the fixed charge coverage ratio non-compliance for the first quarter of 2013 and changed the methodology in calculating the fixed charge coverage ratio for the remaining quarter of 2013.

Promissory Notes and Installment Agreements
On February 12, 2013, the Company entered into an unsecured promissory note (“New Note”) with TNC in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of SEC from TNC on October 31, 2011. In connection with the acquisition of SEC on October 31, 2011, as partial consideration of the purchase price, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “October Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, with TNC. As part of the settlement with TNC regarding the aforementioned claims, the October Note, with balance of approximately $1,460,000, was cancelled and terminated and the New Note was issued in replacement of the October Note. The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the promissory note, with subsequent payments due on the last day of each month thereafter. The New Note provides us the right to prepay such at any time without interest or penalty. As previously disclosed, a net reduction adjustment of approximately $1,230,000 resulting from New Note and the termination of the October Note was recorded retrospectively as part of our final purchase price allocation of SEC completed during the fourth quarter of 2012.

The New Note payable to SEC included an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby TNC has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock. The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our restricted Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations. We concluded that the Conversion Option had and continues to have nominal value as of March 31, 2013. We will continue to monitor the fair value of the Conversion Option on a regular basis.

Index

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (now known as Perma-Fix Northwest, Inc. or “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ended June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”) in June 2007. Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 10 – “Commitments and Contingencies - Earn-Out Amount.”

9.	Accumulated Other Comprehensive (Loss) Income

Reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2013 and 2012, were as follows (net of tax):

Foreign
Currency
(In thousands)	Translation

Balance at January 1, 2013	$(2)
Other comprehensive loss before reclassification	(2)
Amount reclassified from accumulated other comprehensive loss	—
Current period other comprehensive loss	(2)
Balance at March 31, 2013	$(4)

Balance at January 1, 2012	$(3)
Other comprehensive income before reclassification	12
Amount reclassified from accumulated other comprehensive income	—
Current period other comprehensive income	12
Balance at March 31, 2012	$9

10.	Commitments and Contingencies

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

Legal Matters
On March 7, 2013, our PFNWR subsidiary, received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste. If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations. We are in discussion with the EPA to resolve this matter. We recorded approximately $184,000 in accrued penalty based on our best estimate to resolve these alleged violations.

Index

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”). As of March 31, 2013, an aggregate earn-out amount of $3,896,000 has been paid or is payable as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, payable in thirty six equal monthly payments of approximately $40,000 consisting of interest and principal, starting October 15, 2010. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec. Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (now known as “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount (which was recorded as part of the purchase price allocation of PFNWR) represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments totaling $18,305,000, for this finite risk insurance policy, as amended, of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis. As of March 31, 2013, our financial assurance coverage amount under this policy totaled approximately $38,161,000. We have recorded $15,389,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $918,000 on the sinking fund as of March 31, 2013. Interest income for three months ended March 31, 2013, was approximately $7,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium. As of March 31, 2013, we have recorded $5,892,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $192,000 on the sinking fund as of March 31, 2013. Interest income for the three months ended March 31, 2013 totaled approximately $2,000. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement. We renewed this policy in 2011 and 2012 with an annual fee of $46,000. All other terms of the policy remain substantially unchanged.

Index

11.	Discontinued Operations and Divestitures

Our discontinued operations consist of our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which met the held for sale criteria under ASC 360, “Property, Plant, and Equipment” on October 6, 2010. Our discontinued operations also encompass our Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities, which were divested on August 12, 2011, October 14, 2011, January 8, 2008, March 14, 2008, and May 30, 2008, respectively. Our discontinued operations also include two previously shut down locations, Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”).

We continue to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2013. No intangible asset exists at PFSG.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2013, and 2012. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended
	March 31,
(Amounts in Thousands)	2013	2012
Net revenues	$663	$616
Interest expense	(5)	(9)
Operating loss from discontinued operations	(40)	(208)
Income tax benefit	(13)	(70)
Loss from discontinued operations	(27)	(138)

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of March 31, 2013 and December 31, 2012. The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of March 31, 2013:

	March 31,	December 31,
(Amounts in Thousands)	2013	2012

Accounts receivable, net (1)	$484	$391
Inventories	38	32
Other assets	21	16
Property, plant and equipment, net (2)	1,616	1,614
Total assets held for sale	$2,159	$2,053
Accounts payable	$307	$229
Accrued expenses and other liabilities	549	528
Note payable	62	71
Environmental liabilities	1,374	1,373
Total liabilities held for sale	$2,292	$2,201

(1)	net of allowance for doubtful accounts of $25,000 and $45,000 as of March 31, 2013 and December 31, 2012, respectively.

(2)	net of accumulated depreciation of $60,000 for each period presented.

Index

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(Amounts in Thousands)	2013	2012

Other assets	$57	$60
Total assets of discontinued operations	$57	$60
Accrued expenses and other liabilities	$830	$884
Accounts payable	15	15
Environmental liabilities	199	241
Total liabilities of discontinued operations	$1,044	$1,140

12.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

●	from which we may earn revenue and incur expenses;
●	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
●	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 11 – Discontinued Operations and Divestitures.”

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

Index

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

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2013 and 2012 (in thousands).

Segment Reporting as of and for the Quarter Ended March 31, 2013

	Treatment	Services	Segments Total	Corporate And Other (2)	Consolidated Total
Revenue from external customers (3)	$7,341	$12,488	$19,829	$—	$19,829
Intercompany revenues	672	39	711	—	—
Gross (loss) profit	(145)	682	537	—	537
Interest income	—	—	—	9	9
Interest expense	5	(5)	—	145	145
Interest expense-financing fees	—	—	—	(23)	(23)
Depreciation and amortization	1,039	222	1,261	26	1,287
Segment loss, net of taxes	(888)	(200)	(1,088)	(1,800)	(2,888)
Segment assets(1)	72,861	34,227	107,088	28,677 (4)	135,765
Expenditures for segment assets	116	—	116	—	116
Total long-term debt, net of current portion	25	—	25	11,754	11,779

Segment Reporting as of and for the Quarter Ended March 31, 2012

	Treatment	Services	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers (3)	$12,842	$25,094	$37,936	$—		$37,936
Intercompany revenues	609	68	677	—		—
Gross profit	2,721	1,648	4,369	—		4,369
Interest income	—	—	—	15		15
Interest expense	2	5	7	214		221
Interest expense-financing fees	—	—	—	34		34
Depreciation and amortization	1,130	244	1,374	18		1,392
Segment profit (loss), net of taxes	1,093	105	1,198	(2,005)		(807)
Segment assets(1)	79,171	46,687	125,858	32,741	(4)	158,599
Expenditures for segment assets	166	38	204	2		206
Total long-term debt, net of current portion	72	4	76	13,204		13,280

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, not included in the segment information.

Index

(3) The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three months ended March 31, 2013 and the corresponding period of 2012: (1) Revenues from CH Plateau Remediation Company (“CHPRC”) totaled $6,021,000 or 30.4% and $6,311,000 or 16.6% for the three months ended March 31, 2013 and 2012, respectively; and (2) Revenues generated directly from the U.S. Department of Energy (“DOE”) accounted for $3,258,000 or 16.4% and $8,567,000 and 22.6% for the three months ended March 31, 2013 and 2012, respectively.

(4) Amount includes assets from our discontinued operations of $2,216,000 and $2,358,000 as of March 31, 2013 and 2012, respectively.

13.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had a tax benefit of $1,429,000 for continuing operations for the three months ended March 31, 2013, as compared to a tax benefit of $455,000 for the corresponding period of 2012. The Company’s effective tax rates were approximately 33.1% and 36.1% for the three months ended March 31, 2013 and 2012, respectively. We recognized a tax benefit in the form of a deferred tax asset in the first quarter of 2013 based on the taxable loss that is more likely than not to be realized during 2013 that will be used to offset future taxable income.

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

14.	Related Party Transactions

Christopher Leichtweis (“Leichtweis”)
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

Index

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and other benefits commonly found in such agreement. The Leichtweis Employment Agreement is effective for four years. The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination). The Company filed its 2012 Form 10-K on March 22, 2013.

15.	Subsequent Event

On May 9, 2013, we entered into an Amendment to our Amended Loan Agreement.  This Amendment waived our fixed charge coverage ratio non-compliance for the first quarter of 2013.  This Amendment also changed the methodology in calculating the fixed charge coverage ratio in each subsequent quarter of 2013.  The minimum fixed charge coverage ratio requirement of 1:25 to 1:00 for each subsequent quarter of 2013 remains unchanged. As a condition of this Amendment, we agreed to pay PNC a fee of $20,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

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

•	demand for our services subject to fluctuations due to variety of factors;
•	uncertainty with the federal budget and sequestration;
•	significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows;
•	expect to meet our financial covenants in remaining quarters of 2013;
•	ability to improve operations and liquidity;
•	ability to continue under existing contracts with the federal government (directly or indirectly as a subcontractor;
•	potential large fluctuations in revenue in each of our quarters in the near future;
•	ability to fund expenses to remediate sites from funds generated internally;
•	collectability of our receivables;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	ability to fund budgeted capital expenditures during 2013 through our operations and lease financing;
•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;

Index

•	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	economic conditions and environmental clean-up budgets improve;
•	plan to fund any repurchases of our common stock through our internal cash flow and/or borrowing under our line of credit;
•	being potentially responsible party at a remedial action site, which could have a material adverse effect; and
•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

•	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
•	refusal of third party disposal sites to accept our waste;
•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
•	Factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2012 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Index

Overview
Revenue decreased $18,107,000 or 47.7% to $19,829,000 for the three months ended March 31, 2013 from $37,936,000 for the corresponding period of 2012 due to reasons discussed below, with Treatment Segment and the Services Segment accounting for $5,501,000 and $12,606,000 of the decrease respectively. Gross profit decreased $3,832,000 or 87.7%, primarily due to reduced revenue from both segments, with Treatment and the Services Segment accounting for $2,866,000 and $966,000 of the decrease respectively. Selling, General, and Administrative (SG&A) expenses decreased $852,000 or 16.9% for the three months ended March 31, 2013 as compared to the corresponding period of 2012.

Outlook
We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending. In addition, federal governmental clients have operated under reduced budgets due to Continuing Resolutions (“CR”) and sequestration. We believe that this has negatively impacted the amount of waste shipped to our treatment facilities as well as jobs available in our Services Segment. We believe that the uncertainty with the federal budget and the availability of funding will continue to impact our Segments until economic conditions and environmental clean-up budgets improve. Our operations depend, in large part, upon governmental funding, particularly funding levels at the U.S. Department of Energy (“DOE”). In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding due to federal spending reductions from uncertain budgets resulting from continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2013	%	2012	%
Net revenues	$19,829	100.0	$37,936	100.0
Cost of good sold	19,292	97.3	33,567	88.5
Gross profit	537	2.7	4,369	11.5
Selling, general and administrative	4,186	21.1	5,038	13.3
Research and development	499	2.5	353	0.9
Loss on disposal of property and equipment	2	—	—	—
Loss from operations	$(4,150)	(20.9)	$(1,022)	(2.7)
Interest income	9	—	15	—
Interest expense	(145)	(.7)	(221)	(.5)
Interest expense-financing fees	(23)	(.1)	(34)	(.1)
Other	(8)	—	—	—
Loss from continuing operations before taxes	(4,317)	(21.7)	(1,262)	(3.3)
Income tax benefit	(1,429)	(7.1)	(455)	(1.2)
Loss from continuing operations	$(2,888)	(14.6)	$(807)	(2.1)

Index

Summary – Three Months Ended March 31, 2013 and 2012

Consolidated revenues decreased $18,107,000 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change	% Change
Treatment
Government waste	$4,229	21.3	$9,710	25.6	$(5,481)	(56.4)
Hazardous/non-hazardous	687	3.5	855	2.3	(168)	(19.6)
Other nuclear waste	2,425	12.2	2,277	6.0	148	6.5
Total	7,341	37.0	12,842	33.9	(5,501)	(42.8)

Services
Nuclear services	10,798	54.5	18,663	49.1	(7,865)	(42.1)
Technical services	1,690	8.5	6,431	17.0	(4,741)	(73.7)
Total	12,488	63.0	25,094	66.1	(12,606)	(50.2)

Total	$19,829	100.0	$37,936	100.0	$(18,107)	(47.7)

Net Revenue
Treatment Segment revenue decreased $5,501,000 or 42.8% for the three months ended March 31, 2013 over the same period in 2012. The decrease was primarily due to lower revenue from government clients of approximately $5,481,000 or 56.4% resulting from lower waste volume. Revenue from hazardous and non-hazardous waste was down $168,000 or 19.6% primarily due to lower waste volume. Other nuclear waste revenue increased approximately $148,000 or 6.5% primarily due to higher averaged priced waste. Services Segment revenue decreased $12,606,000 or 50.2% in the three months ended March 31, 2013 from the corresponding period of 2012 primarily as a result of the completion/near completion of certain large contracts with the DOE within the nuclear services area and a large contract in the technical services area. In addition, reduced budgets for our federal clients have negatively impacted our revenue in both segments as government customers have delayed or deferred projects.

Cost of Goods Sold
Cost of goods sold decreased $14,275,000 for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$7,486	102.0	$10,121	78.8	$(2,635)
Services	11,806	94.5	23,446	93.4	(11,640)
Total	$19,292	97.3	$33,567	88.5	$(14,275)

Cost of goods sold for the Treatment Segment decreased $2,635,000 or 26.0% primarily due to reduced revenue from lower waste volume. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower ($537,000) resulting from a reduction in workforce which occurred in February 2013 and June 2012 as we continue to manage headcount and streamline our operations. The reduced costs mentioned above were partially offset by approximately $180,000 in severance expense resulting from the reduction in workforce. In addition, we recorded an estimated $184,000 of penalty in connection with a Notice of Intent to File Administrative Complaint which we received on March 7, 2013, from the U.S. Environmental Protection Agency, alleging our PFNWR subsidiary had improperly stored certain mixed waste (see “Known Trends and Uncertainties – Legal Matters” in this section for further information regarding this proposed penalty). Services Segment cost of goods sold decreased $11,640,000 or 49.6% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower ($5,300,000) resulting from reduced revenue and a reduction in workforce which occurred in February 2013. The reduced costs were partially offset by approximately $122,000 in severance expense. Included within cost of goods sold is depreciation and amortization expense of $1,141,000 and $1,323,000 for the three months ended March 31, 2013, and 2012, respectively.

Index

Gross (Loss) Profit
Gross profit for the quarter ended March 31, 2013 decreased $3,832,000 over 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$(145)	(2.0)	$2,721	21.2	$(2,866)
Services	682	5.5	1,648	6.6	(966)
Total	$537	2.7	$4,369	11.5	$(3,832)

The Treatment Segment gross profit decreased $2,866,000 or 105.3% and gross margin decreased to a negative 2.0% from 21.2% primarily due to decreased revenue from lower waste volume, revenue mix and the impact of our fixed costs. The reduced gross profit also included a $184,000 penalty recorded for our PFNWR subsidiary as discussed above. In the Services Segment, gross profit decreased $966,000 or 58.6% and gross margin decreased from 6.6% from the three months ended March 31, 2012 to 5.5% for the three months ended March 31, 2013 due to reduced revenue as discussed in the revenue section above.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $852,000 for the three months ended March 31, 2013, as compared to the corresponding period for 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Administrative	$1,589	—	$1,740	—	$(151)
Treatment	1,187	16.2	1,264	9.8	(77)
Services	1,410	11.3	2,034	8.1	(624)
Total	$4,186	21.1	$5,038	13.3	$(852)

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer corporate consulting and business matters ($140,000) and lower travel expenses ($40,000). The decrease in costs was partially offset by higher costs related to payroll and benefits ($25,000). Treatment SG&A was lower primarily due to lower outside services ($20,000), lower bad debt expense ($20,000), lower health claims costs ($16,000) and lower general expenses in various categories ($20,000). Services SG&A was lower in almost all categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount due to completion of integration of administrative functions ($448,000), lower outside services expenses resulting from lower consulting and sub-contract expenses ($48,000), lower travel expenses ($22,000), lower bad debt expense ($30,000) and lower general expenses in various categories ($90,000) as we continue to streamline our costs. Included in SG&A expenses is depreciation and amortization expense of $93,000 and $69,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development
Research and development costs increased $146,000 for the three months ended March 31, 2013, as compared to the corresponding period of 2012. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase was primarily due to increased lab costs from increased test sampling related to our Molybdenum (“Moly”) - 99 project. Included in research and development expense is depreciation expense of $53,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Interest Expense
Interest expense decreased approximately $76,000 for the quarter ended March 31, 2013, as compared to the corresponding period of 2012 primarily due to reducing our Term Loan balance from monthly payments. In addition, interest expense was lower from a reduced loan balance and termination of the $2,500,000 note we entered into with TNC from the acquisition of SEC on October 31, 2011 and reducing loan balance of the $1,322,000 earn-out note dated September 28, 2010. The lower interest expense mentioned above was partially offset by higher interest expense resulting from higher Revolving Credit balance. We had no revolving credit balance during the first three months of 2012. See “Liquidity and Capital Resources – Financing Activities” below for further details of these notes.

Index

Interest Expense- Financing Fees
Interest expense-financing fees decreased approximately $11,000 in the first quarter of 2013 as compared to the corresponding period in 2012. The decrease was primarily due to the final amortization of debt discount in April 2012 in connection with the extension of two Warrants issued as consideration of extending the due date of a $3,000,000 loan dated May 8, 2009 from May 8, 2011 to April 8, 2012.

Income Tax Benefit
We had an income tax benefit of $1,429,000 for continuing operations for the three months ended March 31, 2013, as compared to an income tax benefit of $455,000 for the corresponding period of 2012. The Company’s effective tax rates were approximately 33.1% and 36.1% for the three months ended March 31, 2013 and 2012, respectively. We recognized a tax benefit for the first quarter of 2013 based on the taxable loss that is more likely than not to be realized.

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

We continue to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2013. No intangible asset exists at PFSG.

Our discontinued operations had revenue of $663,000 and $616,000 for the three months ended March 31, 2013 and 2012, respectively. We had net loss of $27,000 and net loss of $138,000 for our discontinued operations for the three months ended March 31, 2013 and 2012, respectively.

Assets related to discontinued operations totaled $2,216,000 and $2,113,000 as of March 31, 2013, and December 31, 2012, respectively, and liabilities related to discontinued operations totaled $3,336,000 and $3,341,000 as of March 31, 2013, and December 31, 2012, respectively.

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

Index

At March 31, 2013, we had cash of $2,251,000. The following table reflects the cash flow activities during the three months of 2013:

(In thousands)	2013
Cash used in operating activities of continuing operations	$(2,113)
Cash used in operating activities of discontinued operations	(139)
Cash used in investing activities of continuing operations	(125)
Cash provided by financing activities of continuing operations	269
Principal repayment of long-term debt for discontinued operations	(9)
Decrease in cash	$(2,117)

As of March 31, 2013, we were in a net borrowing position (revolving credit facility) and therefore attempt to move all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at March 31, 2013, primarily represents cash provided by operations (including cash balance of the non-controlling interest which is not subject to our borrowing availability) and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $10,600,000 at March 31, 2013, a decrease of $795,000 from the December 31, 2012 balance of $11,395,000. The decrease was primarily due to reduction in invoicing resulting from decreased revenue.

As of March 31, 2013, unbilled receivables totaled $6,203,000, a decrease of $2,464,000 from the December 31, 2012 balance of $8,667,000. Treatment unbilled receivables decreased $1,285,000 from $5,147,000 as of December 31, 2012 to $3,862,000 as of March 31, 2013. Services Segment unbilled receivables (which are all current) decreased $1,179,000 from a balance of $3,520,000 as of December 31, 2012 to $2,341,000 as of March 31, 2013. The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues including, but not limited, to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2013 was $6,118,000, a decrease of $2,412,000 from the balance of $8,530,000 as of December 31, 2012. The long term portion as of March 31, 2013 was $85,000, a decrease of $52,000 from the balance of $137,000 as of December 31, 2012.

Disposal/transportation accrual as of March 31, 2013, totaled $1,091,000, a decrease of $1,203,000 over the December 31, 2012 balance of $2,294,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal. As the majority of disposal accrual is impacted by on-site waste inventory, during the first quarter of 2013, we shipped more waste for disposal which is reflected in a lower inventory on-site as compared to year end.

Our working capital was $1,956,000 (which included working capital of our discontinued operations) as of March 31, 2013, as compared to a working capital of $3,307,000 as of December 31, 2012. Our working capital was primarily impacted by the slowdown in waste receipt and work generated under both segments which negatively impacted our accounts receivables and unbilled receivables.

Investing Activities
For the three months ended March 31, 2013, our purchase of capital equipment totaled approximately $116,000. These expenditures were primarily for improvements to our Treatment Segment. These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,500,000 for 2013 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.

Index

Financing Activities
The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender, replacing our previous Loan Agreement with PNC. The Amended Loan Agreement provides us with the following credit facilities: (a) up to $25,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined); (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and (c) equipment line of credit up to $2,500,000, subject to certain limitations. The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Interbank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. We agreed to pay PNC 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  On May 9, 2013, we entered into an Amendment to our Amended Loan Agreement.  This Amendment waived our fixed charge coverage ratio non-compliance for the first quarter of 2013.  This Amendment also changed the methodology in calculating our fixed charge coverage ratio in each subsequent quarter of 2013.  The minimum fixed charge coverage ratio requirement of 1:25 to 1:00 for each subsequent quarter of 2013 remains unchanged. As a condition of this Amendment, we agreed to pay PNC a fee of $20,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

We met our financial covenants in each of the quarters in 2012.  As discussed above, our fixed charge coverage ratio non-compliance for the first quarter of 2013 was waived by PNC.  We expect to meet our financial covenants in the remaining quarters of 2013.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of March 31, 2013:

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility
Fixed charge coverage ratio	1:25:1	0:63:1
Minimum tangible adjusted net worth	$30,000	$55,349

On February 12, 2013, the Company entered into an unsecured promissory note (“New Note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as “SEC”) from TNC on October 31, 2011. In connection with the acquisition of SEC on October 31, 2011, as partial consideration of the purchase price, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “October Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, with TNC. As part of the settlement with TNC regarding the aforementioned claims, the October Note, with balance of approximately $1,460,000, was cancelled and terminated and the New Note was issued in replacement of the October Note. The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the promissory note, with subsequent payments due on the last day of each month thereafter. The New Note provides us the right to prepay such at any time without interest or penalty. As previously disclosed, a net reduction adjustment of approximately $1,230,000 resulting from New Note and the termination of the October Note was recorded retrospectively as part of our final purchase price allocation of SEC completed during the fourth quarter of 2012.

Index

In connection with the acquisition of Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”) in June 2007, we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000 to the former shareholders of Nuvotec (now known as PFNW) in connection with an earn-out amount that we were required to pay upon meeting certain conditions for each measurement year ended June 30, 2008 to June 2011. The note provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010.

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

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments. We believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016– 2017	After 2017
Long-term debt	$14,527	$2,123	$4,749	$7,655	$—
Interest on fixed rate long-term debt (1)	17	12	5	—	—
Interest on variable rate debt (2)	1,408	413	779	216	—
Operating leases	3,484	656	1,538	1,116	174
Pension withdrawal liability (3)	235	185	50	—	—
Environmental contingencies (4)	1,573	376	815	153	229
Total contractual obligations	$21,244	$3,765	$7,936	$9,140	$403

(1) The Company entered into a promissory note dated September 28, 2010, in the principal amount of $1,322,000 at an annual interest rate of 6.0%, with the former shareholders of Nuvotec in connection with an earn-out amount that we are required to pay upon meeting certain conditions, as a result of our acquisition of PFNW and PFNWR. On February 12, 2013, the Company issued a two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 in settlement in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of SEC on October 31, 2011. The promissory note bears an annual interest rate of 6%, payable in 24 monthly installments of approximately $10,000 consisting of principal and interest, with first payment due February 28, 2013. See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

Index

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

Critical Accounting Policies and Estimates
There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Known Trends and Uncertainties
The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segment. For our Treatment Segment, federal clients have operated under reduced budgets due to CR and sequestration which have negatively impacted the amount of waste shipped to our treatment facilities. The uncertainty with the federal budget and the availability of funding will continue to impact the Treatment Segment until economic conditions and environmental clean-up budget improve. Historical seasonal variances in revenue whereby large shipments are received during the third quarter in conjunction with the federal government’s September 30 fiscal year-end from this Segment cannot be assured due to these uncertainties.

Our Services Segment generally experiences a seasonal slowdown during the winter months due to transition from heavy construction activities to project planning, engineering, design, and responding to project solicitations. Our heavy construction projects are typically performed in the early Spring to late Fall months and winter weather conditions preclude productive work at project sites. Likewise, our technical services experience reduced activities and related billable hours throughout the November and December holiday period thus driving down revenues and utilization results. As with our Treatment Segment, revenue from this Segment is heavily dependent on federal government funding; therefore, we may see large fluctuations in each of our quarters in the near future.

Economic Conditions. With much of our segments’ customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.

Index

We believe demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending. In addition, federal governmental clients have operated under reduced budgets due to CR and sequestration. We believe that this has negatively impacted the amount of waste shipped to our treatment facilities as well as jobs available in our Services Segment. We believe that the uncertainty with the federal budget and the availability of funding will continue to impact our Segments until economic conditions and environmental clean-up budgets improve. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding due to federal spending reductions from uncertain budgets resulting from continuing resolutions could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

On March 7, 2013, PFNWR received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste. If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations. We are in discussion with the EPA to resolve this matter. We recorded approximately $184,000 in accrued penalty based on our best estimate to resolve these alleged violations.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $15,722,000 or 79.3% of our total revenue from continuing operations during the three months ended March 31, 2013, as compared to $31,815,000 or 83.9% of our total revenue from continuing operations during the corresponding period of 2012.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for the three months ended March 31, 2013 and the corresponding period of 2012: (1) Revenues from CH Plateau Remediation Company (“CHPRC”) totaled $6,021,000 or 30.4% and $6,311,000 or 16.6% for the three months ended March 31, 2013 and 2012, respectively; and (2) Revenues generated directly from the DOE accounted for $3,258,000 or 16.4% and $8,567,000 and 22.6% for the three months ended March 31, 2013 and 2012, respectively.

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

Index

At March 31, 2013, we had total accrued environmental remediation liabilities of $1,573,000, of which $493,000 is recorded as a current liability, which reflects a decrease of $41,000 from the December 31, 2012, balance of $1,614,000. The net decrease represents payments on remediation projects. The March 31, 2013 current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$13	$56	$69
PFM	21	30	51
PFSG	458	916	1,374
PFMI	1	78	79
Total Liability	$493	$1,080	$1,573

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR. As of March 31, 2013, we had approximately $13,940,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of December 31, 2012, our interest cost would change by approximately $139,400. As of March 31, 2013, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal. We have a small foreign operation, Perma-Fix UK Limited - a United Kingdom corporation, located in Blaydon On Tyne, England. As of March 31, 2013, Perma-Fix UK Limited’s assets were $51,000 or .04% of our total consolidated assets and had generated revenues of approximately $38,000 in U.S. dollars for the three months ended March 31, 2013 (which represented 0.2% of our total revenue for continuing operations for the three months ended March 31, 2013); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of March 31, 2013.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference. In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

(a)	Exhibits
4.1	Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver, dated May 9, 2013, between the Company and PNC Bank, National Association.
10.1
Settlement and Release Agreement dated as of February 12, 2013, by and between Perma-Fix Environmental Services, Inc. and Safety & Ecology Holdings Corporation, on the one hand, and Timios National Corporation, on the other hand, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on February 15, 2013.

10.2
Settlement and Release Agreement and Amendment to Employment Agreement dated as of February 14, 2013, by and between Perma-Fix Environmental Services, Inc., Safety & Ecology Holdings Corporation and Safety and Ecology Corporation, on the one hand, and Christopher P. Leichtweis and Myra Leichtweis, on the other hand, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on February 15, 2013.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 10, 2013	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: May 10, 2013	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer