Form 10-Q
period 2013-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2013-08-08
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________to _____________________

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 1, 2013
Common Stock, $.001 Par Value	56,472,766
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

(Amounts in Thousands, Except for Share and per Share Amounts)	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$95	$4,368
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $2,335 and $2,507, respectively	10,954	11,395
Unbilled receivables - current	7,103	8,530
Retainage receivable	649	312
Inventories	451	473
Prepaid and other assets	2,467	3,282
Deferred tax assets - current	3,178	1,553
Current assets related to discontinued operations	686	499
Total current assets	25,618	30,447

Property and equipment:
Buildings and land	26,323	26,297
Equipment	34,728	34,657
Vehicles	661	661
Leasehold improvements	11,625	11,625
Office furniture and equipment	2,105	2,116
Construction-in-progress	399	334
	75,841	75,690
Less accumulated depreciation and amortization	(42,588)	(40,376)
Net property and equipment	33,253	35,314

Property and equipment related to discontinued operations	1,616	1,614

Intangibles and other long term assets:
Permits	16,773	16,799
Goodwill	28,037	29,186
Other intangible assets – net	3,315	3,610
Unbilled receivables – non-current	82	137
Finite risk sinking fund	21,290	21,272
Deferred tax asset, net of liabilities	1,103	1,103
Other assets	1,475	1,549
Total assets	$132,562	$141,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

(Amounts in Thousands, Except for Share and per Share Amounts)	June 30, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,845	$8,657
Accrued expenses	5,008	6,254
Disposal/transportation accrual	1,233	2,294
Unearned revenue	2,825	3,695
Billings in excess of costs and estimated earnings	2,357	1,934
Current liabilities related to discontinued operations	1,725	1,512
Current portion of long-term debt	2,568	2,794
Total current liabilities	22,561	27,140

Accrued closure costs	11,425	11,349
Other long-term liabilities	707	674
Long-term liabilities related to discontinued operations	1,592	1,829
Long-term debt, less current portion	11,850	11,402
Total long-term liabilities	25,574	25,254

Total liabilities	48,135	52,394

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $707 and $674, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 56,372,273 and 56,238,525 shares issued, respectively; 56,334,063 and 56,200,315 shares outstanding, respectively	56	56
Additional paid-in capital	102,972	102,819
Accumulated deficit	(19,794)	(16,005)
Accumulated other comprehensive loss	(4)	(2)
Less Common Stock in treasury, at cost; 38,210 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	83,142	86,780
Non-controlling interest	—	572
Total stockholders' equity	83,142	87,352

Total liabilities and stockholders' equity	$132,562	$141,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2013	2012	2013	2012

Net revenues	$22,784	$33,698	$42,613	$71,634
Cost of goods sold	18,761	29,768	38,053	63,335
Gross profit	4,023	3,930	4,560	8,299

Selling, general and administrative expenses	3,370	4,589	7,556	9,627
Research and development	402	535	901	888
Impairment loss on goodwill	1,149	—	1,149	—
(Gain) loss on disposal of property and equipment	—	(3)	2	(3)
Loss from operations	(898)	(1,191)	(5,048)	(2,213)

Other income (expense):
Interest income	9	7	18	21
Interest expense	(200)	(199)	(344)	(420)
Interest expense-financing fees	(24)	(26)	(47)	(60)
Other	1	1	(7)	1
Loss from continuing operations before taxes	(1,112)	(1,408)	(5,428)	(2,671)
Income tax benefit	(132)	(399)	(1,560)	(855)
Loss from continuing operations, net of taxes	(980)	(1,009)	(3,868)	(1,816)

Income (loss) from discontinued operations, net of taxes	43	(60)	15	(198)
Net loss	(937)	(1,069)	(3,853)	(2,014)

Net (loss) income attributable to non-controlling interest	(61)	102	(64)	158

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(876)	$(1,171)	$(3,789)	$(2,172)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$(.02)	$(.02)	$(.07)	$(.04)
Discontinued operations	$—	$—	$—	$—
Net loss per common share	$(.02)	$(.02)	$(.07)	$(.04)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$(.02)	$(.02)	$(.07)	$(.04)
Discontinued operations	$—	$—	$—	$—
Net loss per common share	$(.02)	$(.02)	$(.07)	$(.04)

Number of common shares used in computing net loss per share:
Basic	56,334	56,094	56,303	56,078
Diluted	56,334	56,094	56,303	56,078

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012

Net loss	$(937)	$(1,069)	$(3,853)	$(2,014)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	—	(9)	(2)	2
Total other comprehensive (loss) income	—	(9)	(2)	2

Comprehensive loss	(937)	(1,078)	(3,855)	(2,012)
Comprehensive (loss) income attributable to non-controlling interest	(61)	102	(64)	158
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(876)	$(1,180)	$(3,791)	$(2,170)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2013
(Unaudited)

	Common Stock			Common	Accumulated	Non-
	Shares	Amount	Additional Paid-In Capital	Stock Held In Treasury	Other Comprehensive Loss	controlling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	56,238,525	56	$102,819	$(88)	$(2)	$572	$(16,005)	$87,352

Net loss	—	—	—	—	—	(64)	(3,789)	(3,853)
Foreign currency translation adjustment	—	—	—	—	(2)	—	—	(2)
Distribution to non-controlling interest	—	—	—	—	—	(490)	—	(490)
Redemption of non-controlling interest	—	—	—	—	—	(18)	—	(18)
Issuance of common stock for services	133,748	—	99	—	—	—	—	99
Stock-based compensation	—	—	54	—	—	—	—	54
Balance at June 30, 2013	56,372,273	$56	$102,972	$(88)	$(4)	$—	$(19,794)	$83,142

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in Thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(3,853)	$(2,014)
Less: income (loss) on discontinued operations	15	(198)

Loss from continuing operations	(3,868)	(1,816)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,576	2,753
Amortization of debt discount	―	12
Amortization of fair value of customer contracts	(1,043)	(1,943)
Deferred tax benefit	(1,636)	(852)
Provision for bad debt and other reserves	43	43
Impairment loss on goodwill	1,149	―
Loss (gain) on disposal of plant, property and equipment	2	(3)
Foreign exchange (loss) gain	(2)	2
Issuance of common stock for services	99	102
Stock-based compensation	54	98
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	60	2,031
Unbilled receivables	1,482	(3,632)
Prepaid expenses, inventories and other assets	1,078	1,646
Accounts payable, accrued expenses and unearned revenue	(3,603)	(6,887)
Cash used in continuing operations	(3,609)	(8,446)
Cash used in discontinued operations	(167)	(372)
Cash used in operating activities	(3,776)	(8,818)

Cash flows from investing activities:
Purchases of property and equipment	(175)	(387)
Change in restricted cash, net	―	1,500
Proceeds from sale of plant, property and equipment	―	3
Non-controlling distribution/redemption	(508)	―
Payment to finite risk sinking fund	(18)	(1,899)
Cash used in investing activities	(701)	(783)

Cash flows from financing activities:
Net borrowing of revolving credit	1,671	643
Principal repayments of long term debt	(1,449)	(2,134)
Proceeds from finite risk financing	―	565
Payment of finite risk financing	―	(251)
Cash provided by (used in) financing activities of continuing operations	222	(1,177)
Principal repayments of long term debt for discontinued operations	(18)	(17)
Cash provided by (used in) financing activities	204	(1,194)

Decrease in cash	(4,273)	(10,795)
Cash at beginning of period	4,368	12,055
Cash at end of period	$95	$1,260

Supplemental disclosure:
Interest paid	$353	$479
Income taxes paid	104	470
The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2013.

We suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Current Financial Position and Liquidity
During the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $3,853,000 and $6,092,000, respectively.  In the first and second quarters of fiscal 2013, revenues were $19,829,000 and $22,784,000, respectively.  Despite this increase, which is consistent with our historical revenue trends, the 2013 revenue and our fiscal 2012 revenue were below our expectations and internal forecasts as a result of government sequestration, ending of contracts and general adverse economic conditions.  Our revenue to date in fiscal 2013 has been insufficient to attain profitable operations and has generated negative operating cash flow from operations; however, historically, the Company has generated positive operating cash in the third and fourth quarters due to the government fiscal year end of September 30th and upfront contractual billing terms.

The Company’s cash flow requirements during 2013 have been financed by cash on hand, operations, and our credit facility (Note 7).  Should the increased revenue consistent with prior trends not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  If we are unable to improve our revenue and working capital during the remainder of 2013, such could result in a material adverse impact on our results and liquidity, including potential impact on our goodwill balances.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (Note 13).  These additional funds allowed us to pay down the current revolver balance, effectively increasing our borrowing availability to approximately $6,200,000 as of August 2, 2013 based on eligible collateral. The loan is a fixed rate loan with a favorable rate that is lower than our current variable rates and thus translates to lower interest expense.

Index

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending. This includes new services, new customers and increased market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above and below.

Revenue Recognition
The Company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amounts can be reliably estimated. Under Accounting Standards Codification (“ASC”) 605-35-25 “Revenue Recognition–Construction-Type and Production-Type Contracts”, these requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. The Company periodically evaluates its position and the amounts recognized in revenue with respect to all its claims. Amounts ultimately realized from claims could differ materially from the balances included in the condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit and an net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2013.  We are still assessing the potential impact of adopting this guidance on our financial statements.

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

No stock options were granted during the first six months of 2013 or 2012.

As of June 30, 2013, we had an aggregate of 1,138,000 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans), of which 938,000 are vested.  The weighted average exercise price of the 938,000 outstanding and fully vested employee stock options is $2.05 with a remaining weighted contractual life of 1.5 years.  Additionally, we had an aggregate of 816,000 outstanding director stock options (from the 2003 Outside Directors Stock Plans), all of which are vested. The weighted average exercise price of the 816,000 outstanding and fully vested director stock options is $2.04 with a remaining weighted contractual life of 4.5 years.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2013 and 2012 for our employee and director stock options.

Stock Options	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee Stock Options	$3,000	$34,000	$36,000	$72,000
Director Stock Options	—	—	18,000	26,000
Total	$3,000	$34,000	$54,000	$98,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in stock-based compensation expense in the period the actual forfeitures occur or when options vest.  Our stock-based compensation expense for the three months ended June 30, 2013 included a reduction of approximately $23,000 resulting from the forfeiture of a non-qualified stock option (the “Option”) due to the voluntary termination of our Safety and Ecology Corporation (“SEC” or Safety and Ecology Holdings Corporation and its subsidiaries) President from the Company which became effective May 24, 2013 (see Note 12 – “Related Party Transaction” for further information regarding the SEC President’s voluntary termination from the Company).   The Option was granted on October 31, 2011, with a term of 10 years from grant date and provided for the purchase of up to 250,000 shares of our Common Stock at $1.35 per share, with 25% yearly vesting over a four-year period (in accordance with a Non-Qualified Option Agreement).  As of June 30, 2013, we have approximately $94,000 of total unrecognized compensation cost related to unvested options, of which $44,000 is expected to be recognized in 2013, with the remaining $50,000 in 2014.

Index

4.	Stock Plans and Non-Qualified Option Agreement

The summary of the Company’s total Stock Plans and a Non-Qualified Stock Option Agreement (which has been forfeited) as of June 30, 2013 as compared to June 30, 2012, and changes during the periods then ended, are presented below.  The current year Company’s Plans consist of the 2004 and 2010 Stock Option Plans, and the 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2013	2,644,000	$1.96
Granted	─	─
Exercised	─	─		$	─
Forfeited	(690,000)	1.87
Options outstanding End of Period (1)	1,954,000	2.00	3.0	$	─
Options Exercisable at June 30, 2013(1)	1,754,000	$2.05	2.9	$	─
Options Vested and expected to be vested at June 30, 2013	1,954,000	$2.00	3.0	$	─

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2012	3,039,833	$1.98
Granted	─	─
Exercised	─	─		$	─
Forfeited	(425,333)	1.90
Options outstanding End of Period (2)	2,614,500	1.99	3.8	$	─
Options Exercisable at June 30, 2012(2)	2,064,500	$2.13	3.0	$	─
Options Vested and expected to be vested at June 30, 2012	2,614,500	$1.99	3.8	$	─

(1)	Options with exercise prices ranging from $1.10 to $2.95
(2)	Options with exercise prices ranging from $1.41 to $2.95

Index

5.	(Loss) Income Per Share

Basic (loss) income per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic (loss) income per share to diluted net loss per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2013	2012	2013	2012
Loss per share from continuing operations attributable to Perma-Fix Environmental Services, Inc.common stockholders
Loss from continuing operations	$(980)	$(1,009)	$(3,868)	$(1,816)
Basic loss per share	$(.02)	$(.02)	$(.07)	$(.04)
Diluted loss per share	$(.02)	$(.02)	$(.07)	$(.04)

Income (loss) per share from discontinued operations attributable to Perma-Fix Environemental Services, Inc. common stockholders
Income (loss) from discontinued operations	$43	$(60)	$15	$(198)
Basic income (loss) per share	$—	$—	$—	$—
Diluted income (loss) per share	$—	$—	$—	$—

Weighted average common shares outstanding – basic	56,334	56,094	56,303	56,078
Potential shares exercisable under stock option plans	—	—	—	—
Weighted average shares outstanding – diluted	56,334	56,094	56,303	56,078

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of stock options	1,954	2,614	1,954	2,124

6.	Other Intangible Assets and Goodwill

Other Intangible Assets
The following table summarizes information relating to the Company’s other intangible assets:

		June 30, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8-18	$477	$(131)	$346	$453	$(105)	$348
Software	3	380	(210)	170	380	(145)	235
Non-compete agreement	1.2	265	(97)	168	265	(62)	203
Customer contracts	0.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(739)	2,631	3,370	(546)	2,824
Total		$5,282	$(1,967)	$3,315	$5,258	$(1,648)	$3,610

The intangible assets are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

Index

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets noted above and also includes the only definite-lived permit, which is at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary:

Amount
Year	(In thousands)

2013 (remaining)	$503
2014	590
2015	488
2016	408
2017	355
$2,344

Amortization expense relating to intangible assets noted above and our one definite-lived permit for the Company was $179,000 and $343,000 for the three and six months ended June 30, 2013, respectively, and $147,000 and $322,000 for the three and six months ended June 30, 2012, respectively.

Goodwill impairment
Our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary was awarded the CH Plateau Remediation Company (“CHPRC”) subcontract by CH2M Hill Plateau Remediation Company (“CH2M Hill”), effective June 19, 2008, in connection with CH2M Hill’s prime contract with the Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The CHPRC subcontract provides for a base contract period from October 1, 2008 through September 30, 2013, with an option of renewal for an additional five years.  During the second quarter of 2013, our M&EC subsidiary was notified by CH2M Hill that the subcontract will expire on September 30, 2013 and will not be renewed.  As permitted by ASC Topic 350 “Intangibles – Goodwill and Other,” when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2013, we recorded a goodwill impairment charge of $1,149,000 during the three months ended June 30, 2013.  This amount represented the total goodwill for our CHPRC reporting unit – our operations under the CHPRC subcontract. The goodwill impairment charge is noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on the Company’s borrowing availability or covenants under its credit facility agreement.

The preliminary assessment for the Treatment Segment, SYA and Safety & Ecology Corporation reporting units indicated that the fair values were greater than its net book value with no initial indication of goodwill impairment.  Although the Company believes that the financial projections used in the assessment were reasonable and appropriate for its four reporting units at that time, there is uncertainty inherent in those projections.

We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions that drive both commercial and government clients to reduce spending.  In addition, federal governmental clients have operated under reduced budgets due to Continuing Resolutions (“CR”) and sequestration.  We believe that this has negatively impacted the amount of waste shipped to our treatment facilities as well as jobs available in our Services Segment. Significant uncertainty exists regarding how sequestration cuts will be implemented and what challenges this may present for our industry. While members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts.  Currently, there is insufficient information to determine the full impact of sequestration and CR on our 2013 results of operations and cash flows, including their potential impact on our goodwill balances.

Index

7.	Long Term Debt

Long-term debt consists of the following at June 30, 2013 and December 31, 2012:

(Amounts in Thousands)	June 30, 2013	December 31, 2012
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at June 30, 2013) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first six months of 2013 was 3.30%. (1)	$1,671	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for first six months of 2013 was 4.06%. (1)	12,381	13,524
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0%. (2)	119	352
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	184	—
Various capital lease and promissory note obligations, payable 2013 to 2014, interest at rates ranging from 5.2% to 8.0%.	116	391
	14,471	14,267
Less current portion of long-term debt	2,568	2,794
Less long-term debt related to assets held for sale	53	71
	$11,850	$11,402

(1)  Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)  Uncollateralized note.

Revolving Credit and Term LoanAgreement
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

In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000, all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As of June 30, 2013, the excess availability under our revolving credit was $7,281,000, based on our eligible receivables.

On May 9, 2013, we entered into an Amendment to our Amended Loan Agreement.  This Amendment waived our fixed charge coverage ratio non-compliance for the first quarter of 2013.  This Amendment also changed the methodology in calculating the fixed charge coverage ratio in each subsequent quarter of 2013.  The minimum fixed charge coverage ratio requirement of 1:25 to 1:00 for each subsequent quarter of 2013 remains unchanged. As a condition of this Amendment, we paid PNC a fee of $20,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged. We met our fixed charge coverage ratio covenant for the second quarter of 2013.

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

The Note payable to TNC included an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby TNC has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the Note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our restricted Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of June 30, 2013.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

Index

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (now known as Perma-Fix Northwest, Inc. or “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ended June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”) in June 2007.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 8 – “Commitments and Contingencies - Earn-Out Amount.”

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

Legal Matters
On March 7, 2013, our PFNWR subsidiary received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA has proposed a consent agreement and final order (“CAFO”) and has proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations. We recorded approximately $188,000 in accrued penalty (of which $4,000 was recorded in the second quarter of 2013) based on our best estimate to resolve these alleged violations. See Note 13 - “Subsequent Events – Notice of Intent to File Administrative Complaint – PFNWR” on settlement of this matter with the EPA on July 16, 2013.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of June 30, 2013, an aggregate earn-out amount of $3,896,000 has been paid or is payable as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, payable in thirty six equal monthly payments of approximately $40,000 consisting of interest and principal, starting October 15, 2010. The total $3,896,000 in earn-out amount paid to date or to be paid pursuant to the promissory note excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (now known as “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount (which was recorded as part of the purchase price allocation of PFNWR) represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Index

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments totaling $18,305,000, for this finite risk insurance policy, as amended, of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of June 30, 2013, our financial assurance coverage amount under this policy totaled approximately $38,161,000.  We have recorded $15,396,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $925,000 on the sinking fund as of June 30, 2013.  Interest income for three and six months ended June 30, 2013, was approximately $7,000 and $13,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of June 30, 2013, we have recorded $5,894,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $194,000 on the sinking fund as of June 30, 2013.  Interest income for the three and six months ended June 30, 2013 totaled approximately $2,000 and $5,000, respectively.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We renewed this policy in 2011 and 2012 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

Recognition of Revenue from Contract Claims
The Company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amount can be reliably estimated in accordance with ASC 605-35-25.  The Company’s revenue for quarter ended June 30, 2013, includes claim revenue related to this issue for costs incurred to date on a certain fixed price contract. The Company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25, and will continue periodically to evaluate its position and the amount recognized in revenue as to this claim. The project is substantially complete; resolution of the claim is projected to extend beyond the project completion date. The Company currently is conferring this claim revenue with the customer and will seek to recover, including litigation if necessary, all amounts owed as allowed under the contract or for other work performed.  The customer can file a counterclaim against the Company seeking to recover costs associated with alleged defects. Relative success of the customer’s counterclaim and the Company’s claims for damages could result in a substantial change to earnings.

Index

9.	Discontinued Operations and Divestitures

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

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of June 30, 2013.  No intangible assets exist at PFSG.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2013 and 2012. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012

Net revenues	$809	$599	$1,472	$1,215
Interest expense	$(9)	$(9)	$(13)	$(17)
Operating income (loss) from discontinued operations	$67	$(86)	$26	$(294)
Income tax expense (benefit)	$24	$(26)	$11	$(96)
Income (loss) from discontinued operations	$43	$(60)	$15	$(198)

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of June 30, 2013 and December 31, 2012.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of June 30, 2013:

(Amounts in Thousands)	June 30, 2013	December 31, 2012

Accounts receivable, net (1)	$578	$391
Inventories	37	32
Other assets	16	16
Property, plant and equipment, net (2)	1,616	1,614
Total assets held for sale	$2,247	$2,053
Accounts payable	$341	$229
Accrued expenses and other liabilities	544	528
Note payable	53	71
Environmental liabilities	1,373	1,373
Total liabilities held for sale	$2,311	$2,201

(1)	net of allowance for doubtful accounts of $25,000 and $45,000 as of June 30, 2013 and December 31, 2012, respectively.

(2)	net of accumulated depreciation of $60,000 for each period presented.

Index

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2013 and December 31, 2012:

(Amounts in Thousands)	June 30, 2013	December 31, 2012

Other assets	$55	$60
Total assets of discontinued operations	$55	$60
Accrued expenses and other liabilities	$796	$884
Accounts payable	15	15
Environmental liabilities	195	241
Total liabilities of discontinued operations	$1,006	$1,140

10.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
•	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach.  This, however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in Note 9 – “Discontinued Operations and Divestitures.”

Our reporting segments are defined as follows:

TREATMENT SEGMENT, which includes:
-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and,
-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:
-	On-site waste management services to commercial and government customers;
-	Technical services, which include:
o	professional radiological measurement and site survey of large government and commercial installations using advance methods, technology and engineering;
o	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestosmanagement/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
o	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and,

Index

o	augmented engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪	including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and,
▪	engineering and compliance support to other segments;
-	Nuclear services, which include:
o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
o	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; site construction; logistics; transportation; and emergency response; and
-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

Index

The table below presents certain financial information of our operating segments as of and for the three and six months ended June 30, 2013 and 2012 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2013
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$10,108	$12,676	$22,784	(3)	$—		$22,784
Intercompany revenues	407	16	423		—		—
Gross profit	2,312	1,711	4,023		—		4,023
Interest income	—	—	—		9		9
Interest expense	22	1	23		177		200
Interest expense-financing fees	—	—	—		24		24
Depreciation and amortization	1,024	238	1,262		27		1,289
Segment profit (loss)	795	(619)	176		(1,156)		(980)
Segment assets(1)	72,422	31,810	104,232		28,330	(4)	132,562
Expenditures for segment assets	59	—	59		—		59
Total long-term debt, net of current portion	14	—	14		11,836		11,850

Segment Reporting for the Quarter Ended June 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$10,037	$23,661	$33,698	(3)	$—		$33,698
Intercompany revenues	549	49	598		—		—
Gross profit	1,087	2,843	3,930		—		3,930
Interest income	—	—	—		7		7
Interest expense	3	—	3		196		199
Interest expense-financing fees	—	—	—		26		26
Depreciation and amortization	1,125	218	1,343		18		1,361
Segment profit (loss)	72	989	1,061		(2,070)		(1,009)
Segment assets(1)	78,982	43,568	122,550		31,231	(4)	153,781
Expenditures for segment assets	74	103	177		2		179
Total long-term debt, net of current portion	60	2	62		12,940		13,002

Segment Reporting for the Six Months Ended June 30, 2013
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$17,450	$25,163	$42,613	(3)	$—		$42,613
Intercompany revenues	1,075	55	1,130		—		—
Gross profit	2,167	2,393	4,560		—		4,560
Interest income	—	—	—		18		18
Interest expense	27	(4)	23		321		344
Interest expense-financing fees	—	—	—		47		47
Depreciation and amortization	2,063	460	2,523		53		2,576
Segment loss	(93)	(819)	(912		(2,956)		(3,868)
Segment assets(1)	72,422	31,810	104,232		28,330	(4)	132,562
Expenditures for segment assets	175	—	175		—		175
Total long-term debt, net of current portion	14	—	14		11,836		11,850

Segment Reporting for the Six Months Ended June 30, 2012
	Treatment	Services	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$22,879	$48,755	$71,634	(3)	$—		$71,634
Intercompany revenues	1,158	117	1,275		—		—
Gross profit	3,808	4,491	8,299		—		8,299
Interest income	—	—	—		21		21
Interest expense	5	6	11		409		420
Interest expense-financing fees	—	—	—		60		60
Depreciation and amortization	2,255	462	2,717		36		2,753
Segment profit (loss)	1,164	1,094	2,258		(4,074)		(1,816)
Segment assets(1)	78,982	43,568	122,550		31,231	(4)	153,781
Expenditures for segment assets	242	141	383		4		387
Total long-term debt, net of current portion	60	2	62		12,940		13,002

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)	Includes revenues generated from CH Plateau Remediation Company (“CHPRC”) of $6,419,000 or 28.2% and $12,440,000 or 29.2% for the three and six months ended June 30, 2013, respectively and $6,323,000 or 18.8% and $12,633,000 or 17.6% for the corresponding period of 2012, respectively.

(4)	Amount includes assets from discontinued operations of $2,302,000 and $2,381,000 as of June 30, 2013 and 2012, respectively.

Index

11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had income tax benefits of $132,000 and $399,000 from continuing operations for the three months ended June 30, 2013 and the corresponding period of 2012, respectively, and income tax benefits of $1,560,000 and $855,000 for the six months ended June 30, 2013 and the corresponding period of 2012, respectively. The Company’s effective tax rates were approximately 134.7% and 26.4% for the three months ended June 30, 2013 and 2012, respectively, and 37.0% and 30.2% for the six months ended June 30, 2013 and 2012, respectively.  We have treated the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit as a discrete item and have not included the impact of the impairment in our estimated effective tax rates for the three and six months ended June 30, 2013, in accordance with ASC 740-270-30-8 (see Note 6 – “Other Intangible Assets and Goodwill” for further information regarding this goodwill impairment).

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

12.	Related Party Transaction

On May 14, 2013, the Company entered into a Separation and Release Agreement (“Agreement”) with Mr. Christopher Leichtweis (“Leichtweis”), the Company’s SEC President.  Pursuant to the Agreement:

(i)	effective May 24, 2013 (“Separation Date”), Leichtweis voluntarily terminated and retired as an employee of the Company, Senior Vice President of the Company and President of SEC;

(ii)	the Leichtweis Employment Agreement dated October 31, 2011 between the Company and Leichtweis was terminated and becomes null and void, except for the “Confidentiality of Trade Secrets and Business Information” (“Section 7”) clause of the Leichtweis Employment Agreement. No severance and Special Bonus (as defined in the Leichtweis Employment Agreement) were payable to Leichtweis under the Leichtweis Employment Agreement. Leichtweis was paid all accrued salary, vacation and any benefit under the employee’s benefit plan to Separation Date. Leichtweis voluntary termination of employment with the Company was for reasons other than for “Good Reason” (as defined by Leichtweis Employment Agreement) and is within the meaning of Treasury Regulation § 1.409A-1(h)(1) as of the Separation Date;

Index

(iii)	the Management Incentive Plan (“MIP”) effective as of November 1, 2011, as amended on July 12, 2012, for the benefit of Leichtweis was forfeited and cancelled. No payment was payable under the MIP as of the Separation Date;

(iv)	A nonqualified stock option (the “Option”) granted to Leichtweis on October 31, 2011, in accordance with a Non-Qualified Stock Option Agreement, which provided for the purchase of up to 250,000 shares of the Company’s Common Stock at $1.35 per share pursuant to the Leichtweis Employment Agreement was forfeited. Within 30 days after Separation Date, Leichtweis had the option to exercise 62,500 options (amount vested) to purchase 62,500 shares of the Company’s common stock, which he elected not to exercise;

(v)	the Company generally released Leichtweis from and against all claims against Leichtweis under the Leichtweis Employment Agreement except for claims against Leichtweis under “Section 7” of the Employment Agreement; and

(vi)	Leichtweis released the Company and its subsidiaries and all of their representatives, officers, directors, employees and affiliates from and against any and all Claims (as defined in the Agreement).

In connection with the Agreement, the Company also entered into a Consulting Services Agreement (“Consulting Agreement”) with Leichtweis, dated May 24, 2013 which will terminate on July 23, 2014, unless sooner terminated by either party with prior 30 days written notice.  The Consulting Agreement provides for compensation at an hourly rate of $135 and reasonable travel and other expenses.  Pursuant to the Consulting Agreement, the Leichtweis will be subject to a fourteen months confidentiality and non-compete agreement (as defined) from date of execution of the Consulting Agreement.  On June 1, 2013, Leichtweis provided the Company with written notice of termination of the Consulting Agreement.  The Consulting Agreement terminated on June 30, 2013 except for the confidentiality and non-compete provisions of the Consulting Agreement.

13.	Subsequent Events

Notice of Intent to File Administrative Complaint – PFNWR
On July 16, 2013, our PFNWR subsidiary entered into a consent agreement and final order (“CAFO”) with the EPA in final settlement of certain alleged violations that our PFNWR subsidiary had improperly stored certain mixed waste.  In settlement of these alleged violations, our PFNWR subsidiary has agreed to pay a penalty of approximately $188,000 within thirty days of July 16, 2013.  See Note 9 – “Commitment and Contingencies – Legal Matters” for further information regarding this matter.

Index

Promissory Notes and Subordination Agreement
On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”).  The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  Mr. Ferguson also served as a Company Board member from August 2007 to February 2010 and from August 2011 to September 2012. The proceeds from the Loan will be used for general working capital purposes.  The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum.  The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan.  In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 175,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $0.45. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  As further consideration for the Loan, the Company also will issue an aggregate 450,000 shares of the Company’s Common Stock, with each Lender receiving 225,000 shares.  The 450,000 shares of Common Stock and 350,000 Common Stock purchase warrants will be issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.  The Company is currently evaluating the accounting treatment of this transaction and the impact to our financial statements.

Amended and Restated Revolving Credit, Term Loan and Security Agreement
On August 2, 2013, the Company entered into an Amendment to our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”) with PNC.  This Amendment reduced our Revolving Credit facility from $25,000,000 to $18,000,000 and removed the equipment line credit of up to $2,500,000.  All other terms of the Amended Loan Agreement remain principally unchanged.

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

•	demand for our services subject to fluctuations due to variety of factors;
•	uncertainty with the federal budget and the availability of funding and sequestration;
•	relative success of the customer’s counterclaim and Company’s claims for damages could result in a substantial change to earnings;
•	the Company believes the ultimate recovery of incurred costs related to the claims is probable under ASC 605-35-25;
•	significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows in the current year and in the future;
•	expect to meet our financial covenants in remaining quarters of 2013;
•	ability to improve operations and liquidity;
•	ability to continue under existing contracts with the federal government (directly or indirectly as a subcontractor;
•	potential large fluctuations in revenue in each of our quarters in the near future;
•	ability to fund expenses to remediate sites from funds generated internally;
•	collectability of our receivables;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	ability to fund budgeted capital expenditures during 2013 through our operations and lease financing;

Index

•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
•	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	economic conditions and environmental clean-up budgets improve;
•	plan to fund any repurchases of our common stock through our internal cash flow and/or borrowing under our line of credit;
•	being potentially responsible party at a remedial action site, which could have a material adverse effect; and
•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

Overview
Revenue decreased $10,914,000 or 32.4% to $22,784,000 for the three months ended June 30, 2013 from $33,698,000 for the corresponding period of 2012 primarily due to reduced revenue within our Services Segment of approximately $10,985,000 resulting from completion/near completion of certain large contracts with the U.S. Department of Energy (“DOE”) within the nuclear services area and a large contract in the technical services area.  Gross profit increased $93,000 or 2.4%, primarily due to the reduction in our fixed cost structure as we continue to improve and reduce certain costs in our operations.  Selling, General, and Administrative (SG&A) expenses decreased $1,219,000 or 26.6% for the three months ended June 30, 2013 as compared to the corresponding period of 2012.

Business Environment and Outlook
During the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $3,853,000 and $6,092,000, respectively.  In the first and second quarters of fiscal 2013, revenues were $19,829,000 and $22,784,000, respectively.  Despite this increase, which is consistent with our historical revenue trends, the 2013 revenue and our fiscal 2012 revenue were below our expectations and internal forecasts as a result of government sequestration, ending of contracts and general adverse economic conditions.  Our revenue to date in fiscal 2013 has been insufficient to attain profitable operations and has generated negative operating cash flow from operations; however, historically, the Company has generated positive operating cash in the third and fourth quarters due to the government fiscal year end of September 30th and upfront contractual billing terms.

The Company’s cash flow requirements during 2013 have been financed by cash on hand, operations, and our credit facility.  Should the increased revenue consistent with prior trends not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  If we are unable to improve our revenue and working capital during the remainder of 2013, such could result in a material adverse impact on our results and liquidity, including potential impact on our goodwill balances.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note.  These additional funds allowed us to pay down the current revolver balance, effectively increasing our borrowing availability to approximately $6,200,000 as of August 2, 2013 based on eligible collateral. The loan is a fixed rate loan with a favorable rate that is lower than our current variable rates and thus translates to lower interest expense.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending. This includes new services, new customers and increased market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.

Index

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated (amounts in thousands)	2013	%	2012	%	2013	%	2012	%
Net revenues	$22,784	100.0	$33,698	100.0	$42,613	100.0	$71,634	100.0
Cost of goods sold	18,761	82.3	29,768	88.3	38,053	89.3	63,335	88.4
Gross profit	4,023	17.7	3,930	11.7	4,560	10.7	8,299	11.6
Selling, general and administrative	3,370	14.8	4,589	13.6	7,556	17.7	9,627	13.4
Impairment loss on intangible asset	1,149	5.0	―	―	1,149	2.7	―	―
Research and development	402	1.8	535	1.6	901	2.1	888	1.3
(Gain) loss on disposal of property and equipment	―	―	(3)	―	2	―	(3)	―
Loss from operations	(898)	(3.9)	(1,191)	(3.5)	(5,048)	(11.8)	(2,213)	(3.1)
Interest income	9	―	7	―	18	―	21	―
Interest expense	(200)	(.9)	(199)	(.6)	(344)	(.8)	(420)	(.5)
Interest expense-financing fees	(24)	(.1)	(26)	(.1)	(47)	(.1)	(60)	(.1)
Other	1	―	1	―	(7)	―	1	―
Loss from continuing operations before taxes	(1,112)	(4.9)	(1,408)	(4.2)	(5,428)	(12.7)	(2,671)	(3.7)
Income tax benefit	(132)	(0.6)	(399)	(1.2)	(1,560)	(3.6)	(855)	(1.2)
Loss from continuing operations	$(980)	(4.3)	$(1,009)	(3.0)	$(3,868)	(9.1)	$(1,816)	(2.5)

Summary – Three and Six Months Ended June 30, 2013 and 2012

Consolidated revenues decreased $10,914,000 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change	% Change
Treatment
Government waste	$5,072	22.3	$6,885	20.4	$(1,813)	(26.3)
Hazardous/non-hazardous	1,691	7.4	729	2.2	962	132.0
Other nuclear waste	3,345	14.7	2,423	7.2	922	38.1
Total	10,108	44.4	10,037	29.8	71	0.7

Services
Nuclear services	11,253	49.4	17,581	52.2	(6,328)	(36.0)
Technical services	1,423	6.2	6,080	18.0	(4,657)	(76.6)
Total	12,676	55.6	23,661	70.2	(10,985)	(46.4)

Total	$22,784	100.0	$33,698	100.0	$(10,914)	(32.4)

Net Revenue
Treatment Segment revenue increased $71,000 or 0.7% for the three months ended June 30, 2013 over the same period in 2012. The small increase was primarily due to higher averaged priced waste offset by lower waste volume.  Revenue from hazardous and non-hazardous waste was up $962,000 or 132.0% primarily due to increased remediation projects.  Other nuclear waste revenue increased approximately $922,000 or 38.1% primarily due to receipt of a high priced and high margin waste shipment which did not occur in the corresponding period of 2012.  Services Segment revenue decreased $10,985,000 or 46.4% in the three months ended June 30, 2013 from the corresponding period of 2012 primarily as a result of the completion/near completion of certain large contracts with the DOE within the nuclear services area and a large contract in the technical services area.  The decrease in our revenue was impacted by a reduction in spending by our governmental and commercial clients in connection with the treatment of waste and new remediation projects as discussed above.

Index

Consolidated revenues decreased $29,021,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change	% Change
Treatment
Government waste	$9,301	21.8	$16,595	23.2	$(7,294)	(44.0)
Hazardous/non-hazardous	2,379	5.6	1,585	2.2	794	50.1
Other nuclear waste	5,770	13.5	4,699	6.5	1,071	22.8
Total	17,450	40.9	22,879	31.9	(5,429)	(23.7)

Services
Nuclear services	21,442	50.3	36,242	50.6	(14,800)	(40.8)
Technical services	3,721	8.8	12,513	17.5	(8,792)	(70.3)
Total	25,163	59.1	48,755	68.1	(23,592)	(48.4)

Total	$42,613	100.0	$71,634	100.0	$(29,021)	(40.5)

Net Revenue
Treatment Segment revenue decreased $5,429,000 or 23.7% for the six months ended June 30, 2013 over the same period in 2012. The decrease was primarily due to lower revenue from government clients of approximately $7,294,000 or 44.0% resulting from lower waste volume.  Revenue from hazardous and non-hazardous waste was up $794,000 or 50.1% primarily due to higher remediation projects.  Other nuclear waste revenue increased approximately $1,071,000 or 22.8% primarily due to higher average priced waste.  Services Segment revenue decreased $23,592,000 or 48.4% in the six months ended June 30, 2013 from the corresponding period of 2012 primarily as a result of the completion/near completion of certain large contracts with the DOE within the nuclear services area and a large contract in the technical services area.  The decrease in our revenue was impacted by a reduction in spending by our governmental and commercial clients in connection with the treatment of waste and new remediation projects as discussed above.

Cost of Goods Sold
Cost of goods sold decreased $11,007,000 for the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$7,796	77.1	$8,950	89.2	$(1,154)
Services	10,965	86.5	20,818	88.0	(9,853)
Total	$18,761	82.3	$29,768	88.3	$(11,007)

Cost of goods sold for the Treatment Segment decreased $1,154,000 or 12.9% primarily due to our continued effort in reducing our cost structure.  We saw significant reduction in salaries and payroll related costs ($680,000) resulting from reductions in workforce which occurred in February 2013,  December 2012, and June 2012 as we continue to manage headcount and streamline our operations.  We incurred lower maintenance costs, outside service costs, and general expenses throughout various categories.  Services Segment cost of goods sold decreased $9,853,000 or 47.3% primarily due to reduced revenue as discussed above.  We incurred lower costs throughout most categories within cost of goods sold.  Salaries and payroll related expenses were significantly lower ($5,300,000) resulting from reduced revenue and a reduction in workforce which occurred in February 2013. In addition, we incurred significantly lower outside services/subcontract costs ($3,300,000).  Included within cost of goods sold is depreciation and amortization expense of $1,127,000 and $1,309,000 for the three months ended June 30, 2013, and 2012, respectively.

Index

Cost of goods sold decreased $25,282,000 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$15,283	87.6	$19,071	83.4	$(3,788)
Services	22,770	90.5	44,264	90.8	(21,494)
Total	$38,053	89.3	$63,335	88.4	$(25,282)

Cost of goods sold for the Treatment Segment decreased $3,788,000 or 19.9% primarily due to reduced revenue from lower waste volume and our continued effort in reducing our cost structure.  We incurred lower costs throughout most categories within cost of goods sold.  We incurred significant reduction in salaries and payroll related expenses ($1,600,000) resulting from reductions  in workforce which occurred in February 2013, December 2012, and June 2012 as we continue to manage headcount and streamline our operations.  The reduced costs mentioned above were partially offset by approximately $111,000 increase in severance expense in the six months ended June 30, 2013 as compared to the corresponding period of 2012.  In addition, our costs for the six months ended June 30, 2013 included an estimated $188,000 of penalty recorded (of which approximately $184,000 was recorded in the first quarter of 2013) in connection with a Notice of Intent to File Administrative Complaint which we received on March 7, 2013, from the U.S. Environmental Protection Agency, alleging our PFNWR subsidiary had improperly stored certain mixed waste (see “Known Trends and Uncertainties – Legal Matters” in this section for further information regarding settlement of this matter).  Services Segment cost of goods sold decreased $21,494,000 or 48.6% primarily due to reduced revenue as discussed above.  We incurred lower costs throughout most categories within cost of goods sold.  Salaries and payroll related expenses were significantly lower ($11,800,000) resulting from reduced revenue and a reduction in workforce which occurred in February 2013.  In addition, we incurred significantly lower outside services/subcontract costs ($6,700,000).  The reduced costs were partially offset by approximately $115,000 increase in severance expense.  Included within cost of goods sold is depreciation and amortization expense of $2,268,000 and $2,632,000 for the six months ended June 30, 2013, and 2012, respectively.

Gross Profit
Gross profit for the quarter ended June 30, 2013, increased $93,000 over 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$2,312	22.9	$1,087	10.8	$1,225
Services	1,711	13.5	2,843	12.0	(1,132)
Total	$4,023	17.7	$3,930	11.7	$93

The Treatment Segment gross profit increased by $1,225,000 or 112.7% and gross margin increased to 22.9% from 10.8% primarily due to revenue mix and the reduction in salaries and payroll related costs and certain of our other fixed costs as we continue to reduce our cost structure.  In the Services Segment, gross profit decreased $1,132,000 or 39.8% primarily due to reduced revenue as discussed in the revenue section above; however, the increase in gross margin resulted from the reduction in force which occurred in February 2013 as we continue to streamline our costs.

Gross profit for the six months ended June 30, 2013, decreased $3,739,000 over 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$2,167	12.4	$3,808	16.6	$(1,641)
Services	2,393	9.5	4,491	9.2	(2,098)
Total	$4,560	10.7	$8,299	11.6	$(3,739)

Index

The Treatment Segment gross profit decreased $1,641,000 or 43.1% and gross margin decreased to 12.4% from 16.6% primarily due to decreased revenue from lower waste volume, revenue mix and the impact of our fixed costs. We continue to streamline our cost structure as evidenced in the significant reduction in salaries and payroll related costs as noted in our discussion above.  The reduced gross profit also included a $188,000 penalty recorded for our PFNWR subsidiary as discussed above.  In the Services Segment, gross profit decreased $2,098,000 or 46.7% due to reduced revenue as discussed in the revenue section above.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $1,219,000 for the three months ended June 30, 2013, as compared to the corresponding period for 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Administrative	$920	—	$1,785	—	$(865)
Treatment	1,002	9.9	886	8.8	116
Services	1,448	11.4	1,918	8.1	(470)
Total	$3,370	14.8	$4,589	13.6	$(1,219)

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer corporate legal, consulting and business matters ($180,000), lower payroll and healthcare costs ($388,000), and lower public company expense.  During the second quarter of 2012, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012.  In addition, general expenses were lower throughout all categories.    Treatment SG&A was higher primarily due to higher commission ($55,000) due to higher waste receipt, higher bad debt expense ($19,000), higher legal expenses ($12,000) related to the notice of violation alleging improper waste storage at our PFNWR subsidiary as discussed previously, and higher health claim costs ($17,000).  Services SG&A was lower in almost all categories.  We incurred lower salaries and payroll related expenses resulting from reduced headcount due to completion of integration of administrative functions ($271,000), lower outside services expenses resulting from lower consulting, legal, and sub-contract expenses ($110,000), lower travel expenses ($65,000), with the remaining in lower general expenses in various categories as we continue to streamline our costs.  Included in SG&A expenses is depreciation and amortization expense of $108,000 and $52,000 for the three months ended June 30, 2013, and 2012, respectively.

SG&A expenses decreased $2,071,000 for the six months ended June 30, 2013, as compared to the corresponding period for 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Administrative	$2,508	—	$3,525	—	$(1,017)
Treatment	2,190	12.6	2,150	9.4	40
Services	2,858	11.4	3,952	8.1	(1,094)
Total	$7,556	17.7	$9,627	13.4	$(2,071)

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer corporate legal, consulting and business matters ($320,000), lower payroll and healthcare costs ($366,000), and lower public company expense.  During the second quarter of 2012, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012.  In addition, travel and general expenses were lower throughout all categories.  Treatment SG&A was slightly higher primarily due to higher commission due to higher waste receipt which was mostly offset by lower general expenses from various categories.  Services SG&A was lower in most categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount due to completion of integration of administrative functions ($773,000), lower outside services expenses resulting from lower consulting and sub-contract expenses ($158,000), lower travel expenses ($87,000), with the remaining in lower general expenses in various categories as we continue to streamline our costs.  Included in SG&A expenses is depreciation and amortization expense of $201,000 and $121,000 for the six months ended June 30, 2013 and 2012, respectively.

Index

Research and Development (“R&D”)
Research and development costs decreased $133,000 and increased $13,000 for the three and six months ended June 30, 2013, respectively, as compared to the corresponding period of 2012.  Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes.  The decrease for the three months ended June 30, 2013 was primarily due to lower salaries and payroll related costs and lower lab costs incurred on R&D projects.  No significant change was noted for the six months ended June 30, 2013 as compared to the corresponding period of 2012.  Included in research and development expense is depreciation expense of $54,000 and $0 for the three months ended June 30, 2013 and the corresponding period of 2012, respectively, and $107,000 and $0 for the six months ended June 30, 2013 and the corresponding period of 2012, respectively.

Goodwill Impairment
During the second quarter of 2013, we completed a preliminary assessment of the fair value of our four reporting units and the potential for goodwill impairment. Our preliminary assessment for Treatment Segment, SYA and Safety & Ecology Corporation reporting units indicated that its fair value were greater than its net book value with no initial indication of goodwill impairment. We determined that the estimated fair value of our CH Plateau Remediation Company (“CHPRC”) reporting unit was less than the net book value indicating that its allocated goodwill are impaired; accordingly, we recorded a goodwill impairment charge of $1,149,000 during the three months ended June 30, 2013, which represented the total goodwill for our CHPRC reporting unit – our operations under the CHPRC subcontract.  Our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary was awarded the CHPRC subcontract by CH2M Hill Plateau Remediation Company (“CH2M Hill”), effective June 19, 2008, in connection with CH2M Hill’s prime contract with the Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The CHPRC subcontract provides for a base contract period from October 1, 2008 through September 30, 2013, with an option of renewal for an additional five years.  During the second quarter of 2013, our M&EC subsidiary was notified by CH2M Hill that the subcontract will expire on September 30, 2013 and will not be renewed.  The impairment charge is noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Interest Expense
Interest expense increased $1,000 and decreased $76,000 for the three and six months ended June 30, 2013, respectively, as compared to the corresponding period of 2012.

	Three Months			Six Months
(In thousands)	2013	2012	Change	2013	2012	Change
PNC interest	$161	$155	$6	$286	$310	$(24)
Other	39	44	(5)	58	110	(52)
Total	$200	$199	$1	$344	$420	$(76)

No significant change in interest expense occurred for the quarter ended June 30, 2013 as compared to the corresponding period of 2012.  Interest expense decreased approximately $76,000 for the six months ended June 30, 2013 as compared to the corresponding period of 2012 primarily due to reducing our Term Loan balance from monthly payments.  In addition, interest expense was lower from a reduced loan balance and termination of the $2,500,000 note we entered into with TNC from the acquisition of SEC on October 31, 2011 and a reducing loan balance of the $1,322,000 earn-out note dated September 28, 2010.  The lower interest expense mentioned above was partially offset by higher interest expense resulting from higher averaged Revolving Credit balance.  Our monthly average Revolving Credit balance was approximately $1,587,000 during the six months ended June 30, 2013 as compared to $368,000 for the corresponding period of 2012.  See “Liquidity and Capital Resources – Financing Activities” below for further details of these notes.

Index

Interest Expense- Financing Fees
No significant change in interest expense-financing fees occurred for the quarter ended June 30, 2013 as compared to the corresponding period of 2012. Interest expense-financing fees decreased approximately $13,000 for the six months ended June 2013, as compared to the corresponding period of 2012.  The decrease was primarily due to the final amortization of debt discount in April 2012 in connection with the extension of two Warrants issued as consideration of extending the due date of a $3,000,000 loan dated May 8, 2009 from May 8, 2011 to April 8, 2012.

Income Tax Benefit
We had income tax benefits of $132,000 and $399,000 from continuing operations for the three months ended June 30, 2013 and the corresponding period of 2012, respectively, and income tax benefits of $1,560,000 and $855,000 for the six months ended June 30, 2013 and the corresponding period of 2012, respectively. The Company’s effective tax rates were approximately 134.7% and 26.4% for the three months ended June 30, 2013 and 2012, respectively, and 37.0% and 30.2% for the six months ended June 30, 2013 and 2012, respectively.  We have treated the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit as a discrete item and have not included the impact of the impairment in our estimated effective tax rates for the three and six months ended June 30, 2013, in accordance with ASC 740-270-30-8. We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income (loss), statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

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

We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of June 30, 2013. No intangible assets exist at PFSG.

Our discontinued operations had net revenue of $809,000 and $1,472,000 for the three and six months ended June 30, 2013, as compared to $599,000 and $1,215,000 for the corresponding period of 2012.  We had net income of $43,000 and $15,000 for our discontinued operations for the three and six months ended June 30, 2013, respectively, as compared to net loss of $60,000 and $198,000 for the three and six months ended June 30, 2012, respectively.

Assets related to discontinued operations totaled $2,302,000 and $2,113,000 as of June 30, 2013, and December 31, 2012, respectively, and liabilities related to discontinued operations totaled $3,317,000 and $3,341,000 as of June 30, 2013, and December 31, 2012, respectively.

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

Index

At June 30, 2013, we had cash of $95,000.  The following table reflects the cash flow activities during the six months of 2013:

(In thousands)	2013
Cash used in operating activities of continuing operations	$(3,609)
Cash used in operating activities of discontinued operations	(167)
Cash used in investing activities of continuing operations	(701)
Cash provided by financing activities of continuing operations	222
Principal repayment of long-term debt for discontinued operations	(18)
Decrease in cash	$(4,273)

As of June 30, 2013, we were in a net borrowing position (revolving credit facility) and therefore attempt to move all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at June 30, 2013, primarily represents cash provided by operations and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $10,954,000 at June 30, 2013, a decrease of $441,000 from the December 31, 2012 balance of $11,395,000.  The decrease was primarily due to reduction in invoicing resulting from decreased revenue.

As of June 30, 2013, unbilled receivables totaled $7,185,000, a decrease of $1,482,000 from the December 31, 2012 balance of $8,667,000.  Treatment unbilled receivables decreased $1,561,000 from $5,147,000 as of December 31, 2012 to $3,586,000 as of June 30, 2013.  Services Segment unbilled receivables (which are all current) increased $79,000 from a balance of $3,520,000 as of December 31, 2012 to $3,599,000 as of June 30, 2013.  The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues including, but not limited, to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of June 30, 2013 was $7,103,000, a decrease of $1,427,000 from the balance of $8,530,000 as of December 31, 2012. The long term portion as of June 30, 2013 was $82,000, a decrease of $55,000 from the balance of $137,000 as of December 31, 2012.

Disposal/transportation accrual as of June 30, 2013, totaled $1,233,000, a decrease of $1,061,000 over the December 31, 2012 balance of $2,294,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  As the majority of disposal accrual is impacted by on-site waste inventory, during the first quarter of 2013, we shipped more waste for disposal which is reflected in a lower inventory on-site as compared to year end.

Our working capital was $3,057,000 (which included working capital of our discontinued operations) as of June 30, 2013, as compared to a working capital of $3,307,000 as of December 31, 2012. Our working capital was primarily impacted by the slowdown in waste receipt and work generated under both segments which negatively impacted our accounts receivables and unbilled receivables.  See further discussion of our liquidity in “Business Environment and Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

Investing Activities
For the six months ended June 30, 2013, our purchase of capital equipment totaled approximately $175,000. These expenditures were primarily for improvements to our Treatment Segment.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,500,000 for 2013 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.

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

On August 2, 2013, the Company entered into an Amendment to our Amended Loan Agreement.  This Amendment reduced our Revolving Credit facility from $25,000,000 to $18,000,000 and removed the equipment line credit of up to $2,500,000.  All other terms of the Amended Loan Agreement remain principally unchanged.   As of August 2, 2013, after the effect of this Amendment, the excess availability under our revolving credit was approximately $6,200,000, based on our eligible receivables.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  On May 9, 2013, we entered into an Amendment to our Amended Loan Agreement.  This Amendment waived our fixed charge coverage ratio non-compliance for the first quarter of 2013.  This Amendment also changed the methodology in calculating our fixed charge coverage ratio in each subsequent quarter of 2013.  The minimum fixed charge coverage ratio requirement of 1:25 to 1:00 for each subsequent quarter of 2013 remains unchanged. As a condition of this Amendment, we paid PNC a fee of $20,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

We met our financial covenants in each of the quarters in 2012.  As discussed above, our fixed charge coverage ratio non-compliance for the first quarter of 2013 was waived by PNC and we met our fixed charge ratio for the second quarter of 2013.  We expect to meet our financial covenants in the remaining quarters of 2013.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of June 30, 2013:

Index

(Dollars in thousands)	Quarterly Requirement	1st Quarter Actual	2nd Quarter Actual
Senior Credit Facility
Fixed charge coverage ratio	1.25:1	0.63:1	2.14:1
Minimum tangible adjusted net worth	$30,000	$55,349	$55,106

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

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”).  The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  Mr. Ferguson also served as a Company Board member from August 2007 to February 2010 and from August 2011 to September 2012. The proceeds from the Loan will be used for general working capital purposes.  The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum.  The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan.  In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 175,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $0.45. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  As further consideration for the Loan, the Company also will issue an aggregate 450,000 shares of the Company’s Common Stock, with each Lender receiving 225,000 shares.  The 450,000 shares of Common Stock and 350,000 Common Stock purchase warrants will be issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.  The Company is currently evaluating the accounting treatment of this transaction and the impact to our financial statements.

Index

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

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.   We believe that our cash flow from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016 - 2017	After 2017
Long-term debt	$14,418	$1,368	$4,712	$8,338	$—
Interest on fixed rate long-term debt (1)	10	6	4	—	—
Interest on variable rate debt (2)	1,364	269	849	246	—
Operating leases	3,267	439	1,538	1,116	174
Pension withdrawal liability (3)	170	120	50	—	—
Environmental contingencies (4)	1,568	192	993	153	230
Total contractual obligations	$20,797	$2,394	$8,146	$9,853	$404

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

Known Trends and Uncertainties
The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segment.  For our Treatment Segment, federal clients have operated under reduced budgets due to Continuing Resolution (“CR”) and sequestration which have negatively impacted the amount of waste shipped to our treatment facilities and remediation of contaminated federal sites.  The uncertainty with the federal budget and the availability of funding will continue to impact both Segments until economic conditions and environmental clean-up budget improve.  Historical seasonal variances in revenue whereby large shipments are received during the third quarter in conjunction with the federal government’s September 30 fiscal year-end from this Segment cannot be assured due to these uncertainties.

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

Economic Conditions:
See “ – Business Environment and Outlook” in this section (“Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for a discussion of the potential impact the Company’s business environment and its outlook could have on its results of operations and cash flow.

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

Index

On March 7, 2013, PFNWR received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA proposed a consent agreement and final order (“CAFO”) and proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations.  We recorded approximately $188,000 in accrued penalty (of which $4,000 was recorded in the second quarter of 2013) based on our best estimate to resolve these alleged violations.  On July 16, 2013, PFNWR entered into a CAFO with the EPA in final settlement of these alleged violations. PFNWR has agreed to pay a penalty of approximately $188,000 within thirty days of July 16, 2013 in settlement of these alleged violations.

Significant Customers. Our segments have significant relationships with the federal government, and continue to enter into contracts, directly as the prime contractor or indirectly as a subcontractor, with the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days’ notice, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $13,210,000 or 58.0% and $27,801,000 or 65.2% of our total revenue from continuing operations during the three and six months ended June 30, 2013, respectively, as compared to $28,244,000 or 83.8% and $60,058,000 or 83.8% of our total revenue from continuing operations during the corresponding period of 2012, respectively.  As previously discussed, the reductions are due to a variety of negative conditions, most of which are beyond our control, including current economic conditions, sequestration, government deficits and reduced spending for waste treatment and remediation of contaminated sites by the federal government.

Revenues from CHPRC totaled $6,419,000 or 28.2% and $12,440,000 or 29.2% for the three and six months ended June 30, 2013, respectively, as compared to $6,323,000 or 18.8% and $12,633,000 or 17.6% for the corresponding period of 2012, respectively.  Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment.

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

Index

Recognition of Revenue from Contract Claims. The Company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred costs is probable and the amount can be reliably estimated in accordance with ASC 605-35-25.  The Company’s revenue for quarter ended June 30, 2013, includes claim revenue related to this issue for costs incurred to date on a certain fixed price contract. The Company believes the ultimate recovery of incurred costs related to the claim is probable under ASC 605-35-25, and will continue periodically to evaluate its position and the amount recognized in revenue as to this claim. The project is substantially complete; resolution of the claim is projected to extend beyond the project completion date. The Company currently is conferring this claim revenue with the customer and will seek to recover, including litigation if necessary, all amounts owed as allowed under the contract or for other work performed.  The customer can file a counterclaim against the Company seeking to recover costs associated with alleged defects. Relative success of the customer’s counterclaim and the Company’s claims for damages could result in a substantial change to earnings.

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

At June 30, 2013, we had total accrued environmental remediation liabilities of $1,568,000, of which $500,000 is recorded as a current liability, which reflects a decrease of $46,000 from the December 31, 2012, balance of $1,614,000.  The net decrease represents payments on remediation projects.  The June 30, 2013 current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$14	$55	$69
PFM	15	30	45
PFSG	470	903	1,373
PFMI	1	80	81
Total Liability	$500	$1,068	$1,568

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR.  As of June 30, 2013, we had approximately $14,052,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of June 30, 2013, our interest cost would change by approximately $140,520.  As of June 30, 2013, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  We have a small foreign operation, Perma-Fix UK Limited - a United Kingdom corporation, located in Blaydon On Tyne, England.  As of June 30, 2013, Perma-Fix UK Limited’s assets were $45,000 or .03% of our total consolidated assets and had generated revenues of approximately $72,000 in U.S. dollars for the six months ended June 30, 2013 (which represented 0.2% of our total revenue for continuing operations for the six months ended June 30, 2013); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of June 30, 2013.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material developments with regard to legal proceedings previously reported or additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, except the following:

On March 7, 2013, PFNWR received a Notice of Intent to File Administrative Complaint from the U.S. Environmental Protection Agency (“EPA”), alleging PFNWR had improperly stored certain mixed waste.  If a settlement is not reached between the Company and EPA in connection with these alleged violations within 120 days of initiating negotiations, the EPA has advised it will initiate an action for civil penalties for these alleged violations. The EPA could seek penalties up to $37,500 per day per violation. The EPA proposed a consent agreement and final order (“CAFO”) and proposed a total penalty in the CAFO in the amount of $215,500 to resolve these alleged violations.  We recorded approximately $188,000 in accrued penalty (of which $4,000 was recorded in the second quarter of 2013) based on our best estimate to resolve these alleged violations.  On July 16, 2013, PFNWR entered into a CAFO with the EPA in final settlement of these alleged violations. PFNWR has agreed to pay a penalty of approximately $188,000 within thirty days of July 16, 2013 in settlement of these alleged violations.

Index

Item 1A.	Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2012 Annual Report on Form 10-K, in addition to the other information in our Annual Report and our Quarterly Reports on Form 10-Q.

Our Common Stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”) if we do not satisfy continued listing requirements.

On December 4, 2012, we were notified by NASDAQ that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, our Common Stock did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).  On June 4, 2013, we were notified by NASDAQ that the Company was granted an additional 180 calendar days, or until December 2, 2013, to regain compliance with the Minimum Bid Price Rule.  We intend to seek shareholder approval at our next annual meeting of shareholders, schedule for September 12, 2013, to authorize the Board of Directors, without further action of the shareholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of Common Stock of the Company at a ratio within the range of 1-for-2 to 1-for-7 at any time prior to November 8, 2013, with the exact ratio to be determined by the Board of Directors.  However, we have no assurance that our shareholders will approve this proposal. If our shareholders do not approve this proposal resulting in our Board of Directors’ inabilities to effect a reverse stock split, or, if approved, such does not result in our Common Stock meeting the Minimum Bid Price Rule pursuant to Rule 5550(a)(2), the NASDAQ could  take action to delist our Common Stock.  If our shareholders approve this proposal and our Board of Directors effectuate a reverse stock split within a ratio of 1-for-2 to 1-for-7 to cure the condition, the condition will be deemed cured if our closing share price promptly reaches $1.00 or above per share, and the price remains at $1.00 or above for at least 10 consecutive trading days prior to or ending December 2, 2013.  However, we have no assurance that the reverse stock split, if effectuated, will cause our share price to improve as expected.

Item 6.	Exhibits

(a)	Exhibits

4.1	Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013. .
4.2	Third Amended, Restated and Substituted Revolving Credit Note between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013.
4.3	Subordination Agreement dated August 2, 2013 by and among William Lampson and Robert Ferguson and PNC Bank, National Association.
4.4	Loan and Securities Purchase Agreement, dated August 2, 2013 between William N. Lampson, Robert L. Ferguson, and Perma-Fix Environmental Services, Inc.
4.5	Promissory Note dated August 2, 2013 between William N. Lampson, Robert L. Ferguson, and Perma-Fix Environmental Services.
4.6	Common Stock Purchase Warrant dated August 2, 2013 for William N. Lampson.
4.7	Common Stock Purchase Warrant dated August 2, 2013 for Robert L. Ferguson.

Index

10.1
Separation and Release Agreement dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environmental Services, Inc., incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 17, 2013.

10.2
Consulting Services Agreement dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environmental Services, Inc., incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K Filed on May 17, 2013.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 8, 2013	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 8, 2013	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer