Form 10-K/A
period 2012-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2013-12-12
CIK 891532

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

As of December 9, 2013, there were 11,398,931 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference:  none

Explanatory Note

This Form 10-K/A – Amendment No.1 (“Amended Filing”) is being filed to amend our Form 10-K for the year ended December 31, 2012 (“Original Filing”) which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2013 ( the “Original Filing Date”).

The Amended Filing is a result of the restatement of our previously issued and audited consolidated financial statements and related disclosures for the years ended December 31, 2012, 2011, and 2010 included in our Original Filing.  The impacts of the restatement on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, and Consolidated Statements of Cash Flows are detailed in Note 1A to the “Notes to the Consolidated Financial Statements.” The Amended Filing is also being made to revise unaudited quarterly financial information for 2012 and 2011.  The impact of the restatement affects only the fourth quarter of the unaudited quarterly financial information for each of the years 2012 and 2011 (see “Note 17”).

Restatement Background
On November 13, 2013, management of Perma-Fix Environmental Services, Inc. (the “Company”) concluded, in consultation with the Audit Committee of the Board of Directors (“Audit Committee”) and BDO USA, LLP, the Company’s independent registered public accounting firm, that the following financial statements previously filed by the Company with the Commission should no longer be relied upon: the audited consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 on its Original Filing as filed with the Commission on March 22, 2013.

During the process of reviewing and filing the Company’s 2012 corporate income tax returns, the Company identified information related to certain deferred tax assets (“DTA”) that were recorded as part of the acquisition of our Diversified Scientific Services, Inc. subsidiary (“DSSI”) in 2000.  Upon subsequent analysis of this information, the Company determined that there was not sufficient support for a portion of the DTA. The adjustment of DTA also resulted in re-evaluation and adjustments to valuation allowance and reserve for uncertain tax positions. The Company also performed a review of its deferred tax liabilities (“DTL”) and determined that the reported DTL related to depreciation for fixed assets for 2011 was understated.  To correct theses errors, the Company reduced the beginning retained earnings balance in 2010 by approximately $1.6 million, reduced income tax expense by approximately $1.4 million in 2010, recorded approximately $5.8 million of income tax expense in 2011 and reversed $2.9 million of income tax expense recorded in 2012.

The restatement had no impact on the Company’s previously reported cash and cash equivalents, revenue or income (loss) from continuing operations before income taxes.

In addition to this Amended Filing, we intend to file during December 2013, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (“Form 10-Q”). The Company will not amend its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, as the effect of the restatement has no material impact to the Condensed Consolidated Statement of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income and the Condensed Consolidated Statement of Cash Flows for each of the reporting and comparative periods noted.

Items Amended in This Amended Filing
For the convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as modified and superseded where necessary resulting from the restatement.  The following items in the Original Filing have been amended/updated as a result of, and to reflect, the restatement:

•	Part I – Item 1A. Risk Factors;
•	Part I – Item 4A. Executive Officers of the Registrant;
•	Part II – Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters;
•	Part II – Item 6. Selected Financial Data;
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II – Special Note Regarding Forward-Looking Statements;
•	Part II – Item 8. Financial Statements and Supplementary Data;
•	Part II – Item 9A. Controls and Procedures;
•	Part III – Item 10. Directors, Executive Officers and Corporate Governance;
•	Part III – Item 11. Executive Compensation;
•	Part III – Item 14. Principal Accountant’s Fees and Services; and
•	Part IV – Item 15. Exhibit and Financial Statement Schedules

The Company effected a reverse stock split at a ratio of 1-for-5 of the Company’s Common Stock (“Common Stock”), effective as of 12:01 a.m. on October 15, 2013.  As a result of the reverse stock split, each five shares of the outstanding Common Stock and shares held in treasury were combined into one share of Common Stock without any change to the par value per share.  The reverse stock split did not affect the number of authorized shares of Common Stock which remains at 75,000,000.  As a result of this reverse stock split, all references in the financial statements and notes thereto and discussions contained herein as to the number of shares outstanding, per share amounts, and stock option and warrant data of the Company’s Common Stock have been amended to reflect the effect of the reverse stock split for all periods presented and discussion thereof as though the reverse stock split was in effect as of the period or periods presented in the financial statements and was in effect as of the date of the outstanding shares, options, and warrants.

Internal Control Consideration
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part II – Item 9A of this Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Index
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

Index
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
Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

•	claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials; and
•	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations;
•	andclaims alleging negligence or professional errors or omissions in the planning or performance of our services.

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
We have approximately $6,091,000 and $46,205,000 in net operating loss carryforwards which will expire from 2013 to 2021 if not used against future federal and state income tax liabilities, respectively.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

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

Failure to maintain effective internal control over financial reporting or failure to remediate a material weakness in internal control over financial reporting could have a material adverse effect on our business, operating results, and stock price.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Securities and Exchange Commission, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment.  In connection with the restatement to our consolidated financial statements in this Form 10-K/A – Amendment No. 1 as discussed in Note 1A, management, including our Chief Executive Officer, and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that the Company did not maintain adequate control of its accounting for deferred tax accounts in preparation of its provision for income taxes.  This control deficiency resulted in the misstatement of our provision for income taxes.  We will attempt to remediate this material weakness prior to the end of December 2013.  If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal control over financial reporting, there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

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
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. Given effect of the reverse stock split, as of December 31, 2012, we had 11,240,000 shares of Common Stock outstanding (which excludes 7,642 treasury shares).

In addition, given the effect of the reverse stock split, as of December 31, 2012, we had outstanding options to purchase 528,800 shares of Common Stock at exercise prices from $5.50 to $14.75 per share.  Further, our preferred share rights plan, if triggered, could result in the issuance of a substantial amount of our Common Stock.  The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

Index
After the reverse stock split, we have authorized and unissued 63,223,558 (which include outstanding options to purchase 528,800 shares of our Common Stock) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2012 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

In general, under the terms of the Rights Plan, subject to certain limited exceptions, if a person or group acquires 20% or more of our Common Stock or a tender offer or exchange offer for 20% or more of our Common Stock is announced or commenced, our other stockholders may receive upon exercise of the rights (the “Rights”) issued under the Rights Plan the number of shares our Common Stock or of one-one hundredths of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, having a value equal to two times the purchase price of the Right.  In addition, if we are acquired in a merger or other business combination transaction in which we are not the survivor or more than 50% of our assets or earning power is sold or transferred, then each holder of a Right (other than the acquirer) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right.  The initial purchase price of each Right was $13, subject to adjustment and adjustment for the reverse stock split.

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

There is no assurance that the Company will be able to regain compliance with the listing requirement under NASDAQ Listing Rule 5250(c)(1) for continued listing of its Common Stock on the NASDAQ
By letter dated November 14, 2013, the NASDAQ advised the Company that since it had failed to timely file its Form 10-Q for the period ended September 30, 2013 (“Form 10-Q”), it no longer complies with the NASDAQ Listing Rule 5250(c)(1) for continued listing, and that the Company has 60 calendar days to submit a plan to the NASDAQ to regain compliance.  If the NASDAQ accepts such plan, the NASDAQ can grant an exception to the Company for up to 180 calendar days from the due date for filing the Form 10-Q, or until May 12, 2014, to regain compliance.  Although the Company has filed its Form 10-K/A for the year ended 2012 and intends to file its Form 10-Q for the quarter ended September 30, 2013 during December 2013, and, if required, intends to submit a plan to NASDAQ prior to January 13, 2014 to regain compliance within the Listing Rules of the NASDAQ, acceptance of such plan is discretionary with the NASDAQ. This notification has no immediate effect on the listing of the Company’s common stock on the NASDAQ.  There can be no assurance, however, that the Company will be able to regain compliance with the listing requirement discussed above or otherwise satisfy the other NASDAQ listing criteria.

Index
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

Index

ITEM 4	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	69	Chairman of the Board, President and Chief Executive Officer
Mr. Ben Naccarato	50	Chief Financial Officer, Vice President, and Secretary
Mr. James A. Blankenhorn	48	Chief Operating Officer, Vice President
Mr. Robert Schreiber, Jr.	62	President of Schreiber, Yonley & Associates (“SYA”), a subsidiary of the Company, and Principal Engineer
Mr. Christopher P. Leichtweis (1)	53	President of Safety and Ecology Corporation (“SEC”), Senior Vice President

(1)
Effective May 24, 2013, Mr. Leichtweis voluntarily terminated and retired from all positions with the Company and its subsidiaries.  See discussion in Part III, Item 11- “Executive Compensation – Employment Agreements” for further details of the terms of his voluntary termination and retirement.

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

Prior to founding SEC, Mr. Leichtweis served in various engineering and management positions at Bechtel National and Bechtel Environmental, Inc., a global Engineering and Construction Company, starting in 1985, and was a key contributor to the environmental clean-up of major federal nuclear legacy programs. He currently serves on many boards including his undergraduate University’s Foundation Board (State University of New York- Brockport) and is a distinguished graduate from the University of Tennessee. Mr. Leichtweis earned a B.S. degree in Physics from SUNY Brockport in 1983, and received his MBA from the University of Tennessee in December 2003. In addition, he is a Certified Industrial Hygienist by the American Board of Industrial Hygiene. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award winner.  Effective May 24, 2013, Mr. Leichtweis’ employment with the Company and his position as an officer terminated (see Note (1) above).

Certain Relationships
There are no family relationships between any of our executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI”. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown.  The source of such quotations and information is the NASDAQ online trading history reports.  The trade prices noted below have been adjusted for the reverse stock split.

Index
		2012		2011
		Low	High	Low	High
Common Stock	1st Quarter	$7.32	$9.50	$6.80	$9.10
	2nd Quarter	5.30	8.40	6.40	7.85
	3rd Quarter	4.25	5.95	5.00	8.40
	4th Quarter	3.40	5.35	5.75	8.25

As of February 20, 2013, there were approximately 245 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of February 20, 2013, was approximately 3,674.

As discussed under Item 1A. – Risk Factors – “There is no assurance that the Company will be able to regain compliance with the  listing requirement under NASDAQ Listing Rule 5250(c)(1) for continued listing of its Common Stock on the NASDAQ as the Company failed to timely file its Form 10-Q for the period ended September 30, 2013.  See discussion under this “Risk Factor” for additional discussion of this issue relating to listing of our Common Stock in the NASDAQ Stock Market.  Although the Company has filed its Form 10-K/A for the year ended 2012 and intends to file its Form 10-Q for the quarter ended September 30, 2013 during December 2013, and, if required, intends to submit a plan to NASDAQ prior to January 13, 2014 to regain compliance within the Listing Rules of the NASDAQ, acceptance of such plan is discretionary with the NASDAQ.  There can be no assurance that the Company will be able to regain compliance with the listing requirement.

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

The selected financial data set forth below as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in the “Explanatory Note”, “Note 1A – Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, and “Restatement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following data should be read in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein in order to fully understatnd factors that may affect the comparability of the financial data.  The following selected Consolidated Balance Sheet data as of December 31, 2012 and 2011 and the selected Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011, and 2010 are derived from our audited consolidated financial statements included in Item 8 (“Financial Statements and Supplementary Data”) of this Form 10-K/A, which have been audited by BDO USA, LLP.  Certain prior year amounts have been reclassified to conform with current year presentations.  Amounts are in thousands (except for per share amounts).

Index
Statement of Operations Data (in thousands):

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	2012	2011(1)	2010	2009	2008
Revenues	$127,509	$118,097	$97,790	$92,393	$64,553
(Loss) income from continuing operations	(3,149)	6,399	4,882	6,682	(818)
Income (loss) from discontinued operations, net of taxes	(30)	182	(919)	1,343	406
Gain on disposal of discontinued operations, net of taxes	—	1,509	—	—	2,323
Net income attributable to noncontrolling interest	180	22	—	—	—
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(3,359)	8,068	3,963	8,025	1,911
(Loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic
Continuing operations	(.30)	.58	.44	.62	(.08)
Discontinued operations	—	.01	(.08)	.12	.04
Disposal of discontinued operations	—	.14	—	—	(.22)
Net (loss) income per common share	(.30)	.73	.36	.74	(.18)
(Loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted
Continuing operations	(.30)	.58	.44	.62	(.08)
Discontinued operations	—	.01	(.08)	.12	.04
Disposal of discontinued operations	—	.14	—	—	(.22)
Net (loss) income per common share	(.30)	.73	.36	.74	(.18)
Number of shares used in computing net (loss) income per common share - Basic	11,225	11,059	10,989	10,848	10,761
Number of shares and potential common shares used in computing net (loss) income per common share - Diluted	11,225	11,063	11,006	10,905	10,761

Balance Sheet Data:

	December 31,
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	2012	2011	2010	2009	2008
Working capital (deficit)	$2,652	$7,534	$2,751	$1,764	$(3,886)
Total assets	139,691	163,654	125,737	126,002	123,690
Current and long-term debt	14,196	17,716	10,656	12,381	16,203
Total liabilities	54,152	75,345	47,476	52,796	60,769
Preferred stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	84,254	87,024	76,976	71,921	61,636

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

Restatement
During the process of reviewing and filing the Company’s 2012 corporate income tax returns, the Company identified information related to certain deferred tax assets (“DTA”) that were recorded as part of the acquisition of our Diversified Scientific Services, Inc. subsidiary (“DSSI”) in 2000.  Upon subsequent analysis of this information, the Company determined that there was not sufficient support for a portion of the DTA. The adjustment of DTA also resulted in re-evaluation and adjustments to valuation allowance and reserve for uncertain tax positions. The Company also performed a review of its deferred tax liabilities (“DTL”) and determined that the reported DTL related to depreciation for fixed assets for 2011 was understated.  To correct these errors, the Company reduced the beginning retained earnings balance in 2010 by approximately $1,600,000, reduced income tax expense by approximately $1,355,000 in 2010, recorded approximately $5,768,000 of income tax expense in 2011 and reversed $2,913,000 of income tax expense recorded in 2012.  Accordingly, this Item 7 has been amended and restated to give effect to the restatement of our audited consolidated financial statements for the years ended December 31, 2012, 2011, and 2010.

For a detailed description and impact of the restatement to the Consolidated Financial Statements, see “Note 1A – Restatement of Consolidated Financial Statements” in “Notes to Consolidated Financial Statements” of Part II, Item 8 – “Financial Statements and Supplementary Data.”

The restatement had no impact on the Company’s previously reported cash and cash equivalents, revenue or income (loss) from continuing operations before income taxes.

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

Index
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

Our working capital at December 31, 2012 was $2,652,000, a decrease of $4,882,000 from a working capital position of $7,534,000 at December 31, 2011.

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

Index
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

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments:  The Treatment Segment (“Treatment”) and the Services Segment (“Services”):

Index
Below are the results of continuing operations for our years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	(Restated)		(Restated)		(Restated)
(Consolidated)	2012	%	2011	%	2010	%
Net revenues	$127,509	100.0	$118,097	100.0	$97,790	100.0
Cost of goods sold	111,705	87.6	89,677	75.9	77,175	78.9
Gross Profit	15,804	12.4	28,420	24.1	20,615	21.1

Selling, general and administrative	18,390	14.4	15,564	13.2	13,361	13.7
Research and development	1,823	1.4	1,502	1.3	921	.9
Loss (gain) on disposal of property and equipment	15	—	(15)	—	138	.2
(Loss) income from operations	(4,424)	(3.4)	11,369	9.6	6,195	6.3
Interest income	41	—	58	.1	65	.1
Interest expense	(818)	(.6)	(657)	(.6)	(755)	(.8)
Interest expense – financing fees	(107)	(.1)	(207)	(.2)	(412)	(.4)
Loss on extinguishment of debt	—	—	(91)	(.1)	—	—
Other	8	—	5	—	24	—
(Loss) income from continuing operations before taxes	(5,300)	(4.1)	10,477	8.8	5,117	5.2
Income tax (benefit) expense	(2,151)	(1.6)	4,078	3.4	235	.2
(Loss) income from continuing operations	$(3,149)	(2.5)	$6,399	5.4	$4,882	5.0

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

Index
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

Income Taxes
We had an income tax benefit of $2,151,000 and income tax expense of 4,078,000 for continuing operations for the twelve months ended December 31, 2012 and the corresponding period of 2011, respectively.  The Company’s effective tax rates were approximately 39.3% and 38.8% for the twelve months ended December 31, 2012 and 2011, respectively.  We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

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

Index
Income Taxes- Valuation Allowance
We had tax expenses of $4,078,000 and $235,000 for 2011 and 2010, respectively.  Our effective tax rate was 38.8% in 2011, as compared to 4.6% for 2010.  The effective tax rate for 2010 was impacted by the change in valuation allowance.

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

Our discontinued operations generated revenues of $2,204,000, $6,931,000, and $9,248,000, for the years ended December 31, 2012, 2011, and 2010, respectively, and had net loss of $30,000, net income of $1,691,000 and net loss of $919,000 for years ended December 31, 2012, 2011, and 2010, respectively.  Our net income for the twelve months ended December 31, 2011 included a total gain on the sale of our discontinued operations of $1,509,000 (gain of $1,707,000 for PFFL and loss of $198,000 for PFO, which are all net of taxes) for PFFL and PFO.

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

Index
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

Accrued expenses as of December 31, 2012, totaled $6,672,000, a decrease of $2,762,000 over the December 31, 2011 balance of $9,434,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily the payment of fiscal year end 2011 bonus/incentives. Miminum bonus/incentive was accrued for in 2012 due to reduced profitability.  In addition, monthly payments for the Company’s general insurance policies and our closure policy for our treatment operations attributed to the decrease in accrued expenses.

Our working capital was $2,652,000 (which included working capital of our discontinued operations) as of December 31, 2012, as compared to a working capital of $7,534,000 as of December 31, 2011. Our working capital was negatively impacted by the reduction in our cash used to pay our final two payments of our closure policies into the sinking fund (which is a long term asset), payments of our long term debt, and the net reduction in accounts receivable over account payables.  Our working capital was positively impacted by the reduction of our unearned revenue.

Index
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

Index
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

We met our financial covenants in each of the quarters in 2012 and we expect to meet our financial covenants in remaining 2013.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2012:

Index
	Quarterly	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual	Actual
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	3:55:1	2:73:1	1:42:1	1:30:1
Minimum tangible adjusted net worth	$30,000	$65,010	$64,261	$61,691	$55,068

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

The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (“Nuovtec”) (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson (“Lampson Warrant”) and a Warrant to Mr. Diehl to purchase, after taking into account the reverse stock split, up to 27,000 and 3,000 shares, respectively, of the Company’s Common Stock at an exercise price of $7.50 per share.  We also issued to them, after taking into account the reverse stock split, an aggregate of 40,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 36,000 shares and Mr. Rettig receiving 4,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  During 2011, Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012, acquired from Mr. William Lampson one-half of the Lampson Warrant.  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Common Stock and Warrants was fully amortized by April 2012.  See “Related Party Transactions – Mr. Robert L. Ferguson” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Mr. Robert L. Ferguson.

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

Index
Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes.”  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance.  As of December 31, 2012, we had net deferred tax assets of approximately $5,705,000, which were primarily related to federal and state net operating loss (“NOL”) carryforwards, impairment charges, and closure costs.  As of December 31, 2012 and 2011, we concluded that it was more likely than not that $5,729,000 and $6,428,000 of our deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferrred income tax assets.    Our net operating losses are subject to audit by the Internal Revenue Services, and, as a result, the amounts could be reduced.

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

Index
Upon the closing of our acquisition of SEC from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased, after taking into account of the reverse stock split, 162,601 restricted shares of our Common Stock for a total consideration of approximately $1,000,000, or $6.15 a share, which was the average of the closing prices of our Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of our Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased, after taking into account the reverse stock split, 149,422 of the 162,601 shares of our Common Stock for the aggregate purchase price of approximately $918,945 or $6.15 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEC.

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

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and is effective for four years.  The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10‑K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination).

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

•	demand for our services subject to fluctuations due to variety of factors;
•	effect on us on continued reductions in the level of governmental funding for services provided by us ;
•	expect to meet our financial covenants in 2013;
•	ability to improve operations and liquidity;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	permit and license requirements represent a potential barrier to entry for possible competitors;
•	fluctuation of cash balances;
•	potential large fluctuations in revenue in each of our quarters in the near future;
•	ability to fund expenses to remediate sites from funds generated internally;
•	collectability of our receivables;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	ability to fund budgeted capital expenditures during 2013 through our operations and lease financing;
•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
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

Index
•
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

•	plans to increase the level of review and validation of the Company’s accounting of its deferred tax accounts in preparation of our provision for income taxes; and
•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

As discussed in Note 1A to the consolidated financial statements, the 2012, 2011 and 2010 financial statements and financial statement schedule have been restated to correct errors related to accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-Fix Environmental Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 22, 2013, except as to the effect of the material weakness related to the restatement, which is dated December 12, 2013, expressed an adverse opinion thereon.

/s/BDO USA, LLP)

Atlanta, Georgia

March 22, 2013, except for Note 1A, as to which the date is December 12, 2013.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	(Restated)	(Restated)
(Amounts in Thousands, Except for Share and per Share Amounts)	2012	2011

ASSETS
Current assets:
Cash	$4,368	$12,055
Restricted cash	35	1,535
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,441, respectively	11,395	16,848
Unbilled receivables - current	8,530	9,632
Retainage receivable	312	912
Inventories	473	573
Prepaid and other assets	3,282	4,661
Deferred tax assets - current	1,316	3,365
Current assets related to discontinued operations	499	693
Total current assets	30,210	50,274

Property and equipment:
Buildings and land	26,297	26,026
Equipment	34,657	34,283
Vehicles	661	818
Leasehold improvements	11,625	11,529
Office furniture and equipment	2,116	2,081
Construction-in-progress	334	764
	75,690	75,501
Less accumulated depreciation and amortization	(40,376)	(35,666)
Net property and equipment	35,314	39,835

Property and equipment related to discontinued operations	1,614	1,650

Intangibles and other long term assets:
Permits	16,799	16,854
Goodwill	29,186	29,186
Other intangible assets - net	3,610	4,517
Unbilled receivables – non-current	137	424
Finite risk sinking fund	21,272	19,354
Other assets	1,549	1,560
Total assets	$139,691	$163,654

The accompanying notes are an integral part of these consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

	(Restated)	(Restated)
(Amounts in Thousands, Except for Share and per Share Amounts)	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,657	$13,313
Accrued expenses	6,672	9,434
Disposal/transportation accrual	2,294	1,957
Unearned revenue	3,695	6,260
Billings in excess of costs and estimated earnings	1,934	6,058
Current liabilities related to discontinued operations	1,512	2,197
Current portion of long-term debt	2,794	3,521
Total current liabilities	27,558	42,740

Accrued closure costs	11,349	11,937
Other long-term liabilities	674	610
Deferred tax liabilities	1,340	4,088
Long-term liabilities related to discontinued operations	1,829	1,775
Long-term debt, less current portion	11,402	14,195
Total long-term liabilities	26,594	32,605

Total liabilities	54,152	75,345

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 11,247,642 and 11,213,587 shares issued, respectively; 11,240,000 and 11,205,945 shares outstanding, respectively	11	11
Additional paid-in capital	102,864	102,456
Accumulated deficit	(19,103)	(15,744)
Accumulated other comprehensive loss	(2)	(3)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	83,682	86,632
Non-controlling interest	572	392
Total stockholders' equity	84,254	87,024

Total liabilities and stockholders' equity	$139,691	$163,654

The accompanying notes are an integral part of these consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	(Restated)	(Restated)	(Restated)
(Amounts in Thousands, Except for per Share Amounts)	2012	2011	2010
Net revenues	$127,509	$118,097	$97,790
Cost of goods sold	111,705	89,677	77,175
Gross profit	15,804	28,420	20,615

Selling, general and administrative expenses	18,390	15,564	13,361
Research and development	1,823	1,502	921
Loss (gain) on disposal of property and equipment	15	(15)	138
(Loss) income from operations	(4,424)	11,369	6,195

Other income (expense):
Interest income	41	58	65
Interest expense	(818)	(657)	(755)
Interest expense – financing fees	(107)	(207)	(412)
Loss on extinguishment of debt	—	(91)	—
Other	8	5	24
(Loss) income from continuing operations before income taxes	(5,300)	10,477	5,117
Income tax (benefit) expense	(2,151)	4,078	235
(Loss) income from continuing operations	(3,149)	6,399	4,882

Income (loss) from discontinued operations, net of taxes	(30)	182	(919)
Gain on disposal of discontinued operations, net of taxes	—	1,509	—
Net (loss) income	$(3,179)	$8,090	$3,963

Less: net income attributable to non-controlling interest	180	22	—

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,359)	$8,068	$3,963

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:

Continuing operations	$(.30)	$.58	$.44
Discontinued operations	—	.01	(.08)
Disposal of discontinued operations	—	.14	—
Net (loss) income per common share	$(.30)	$.73	$.36

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:

Continuing operations	$(.30)	$.58	$.44
Discontinued operations	—	.01	(.08)
Disposal of discontinued operations	—	.14	—
Net (loss) income per common share	$(.30)	$.73	$.36

Number of common shares used in computing net (loss) income per share:
Basic	11,225	11,059	10,989
Diluted	11,225	11,063	11,006

The accompanying notes are an integral part of these consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31,

	(Restated)	(Restated)	(Restated)
(Amounts in Thousands)	2012	2011	2010

Net (loss) income	$(3,179)	$8,090	$3,963
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1	(3)	―
Total other comprehensive income (loss)	1	(3)	―

Comprehensive (loss) income	(3,178)	8,087	3,963
Comprehensive income attributable to non-controlling interest	180	22	―
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,358)	$8,065	$3,963

The accompanying notes are an integral part of these consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Common Stock			Common	Accumulated
	Shares	Amount	Additional Paid-In Capital	Stock Held In Treasury	Other Comprehensive (Loss) Income	Non-contolling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity
							(Restated)	(Restated)
Balance at December 31, 2009	10,925,718	$11	$99,685	$—	$—	$—	$(27,775)	$71,921

Net income	—	—	—	—	—	—	3,963	3,963
Issuance of Common Stock for services	25,455	—	240	—	—	—	—	240
Issuance of Common Stock upon exercise of Options	70,000	—	597	—	—	—	—	597
Payment of Option exercise by Common Stock shares	—	—	—	(88)	—	—	—	(88)
Stock-Based Compensation	—	—	343	—	—	—	—	343
Balance at December 31, 2010	11,021,173	$11	$100,865	$(88)	$—	$—	$(23,812)	$76,976
Net income	—	—	—	—	—	22	8,068	8,090
Foreign currency translation	—	—	—	—	(3)	—	—	(3)
Issuance of Common Stock for services	29,812	—	210	—	—	—	—	210
Common Stock Issued in conjunction with acquisition	162,601	—	1,000	—	—	—	—	1,000
Warrant extension for debt modification	—	—	36	—	—	—	—	36
Non-controlling interest investment in subsidiary	—	—	—	—	—	370	—	370
Stock-Based Compensation	—	—	345	—	—	—	—	345
Balance at December 31, 2011	11,213,587	$11	$102,456	$(88)	$(3)	$392	$(15,744)	$87,024
Net income (loss)	—	—	—	—	—	180	(3,359)	(3,179)
Foreign currency translation	—	—	—	—	1	—	—	1
Issuance of Common Stock for services	34,055	—	217	—	—	—	—	217
Stock-Based Compensation	—	—	191	—	—	—	—	191
Balance at December 31, 2012	11,247,642	$11	$102,864	$(88)	$(2)	$572	$(19,103)	$84,254

The accompanying notes are an integral part of these consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	(Restated)	(Restated)	(Restated)
(Amounts in Thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,179)	$8,090	$3,963
Less: income (loss) on discontinued operations	(30)	1,691	(919)

(Loss) income from continuing operations	(3,149)	6,399	4,882
Adjustments to reconcile net income from continuing operations to cash provided by operations:
Depreciation and amortization	5,470	4,816	4,530
Amortization of debt discount	12	141	333
Amortization of fair value of customer contracts	(3,667)	(262)	──
Deferred tax (benefit) expense	(234)	1,943	208
Provision for bad debt and other reserves	124	83	59
Foreign exchange gain (loss)	1	(3)	──
Loss (gain) on disposal of plant, property and equipment	15	(15)	138
Issuance of common stock for services	217	210	240
Stock-based compensation	191	345	343
Changes in operating assets and liabilities of continuing operations, net of effect of business acquisitions:
Accounts receivable	5,929	7,125	3,215
Unbilled receivables	1,390	1,697	279
Prepaid expenses, inventories and other assets	2,845	1,494	1,789
Accounts payable, accrued expenses and unearned revenue	(11,631)	4	(7,289)
Cash (used in) provided by continuing operations	(2,487)	23,977	8,727
Cash used in discontinued operations	(922)	(2,533)	(344)
Cash (used in) provided by operating activities	(3,409)	21,444	8,383

Cash flows from investing activities:
Purchases of property and equipment, net	(412)	(2,303)	(1,571)
Proceeds from sale of plant, property and equipment	121	25	11
Change in restricted cash, net	1,500	──	──
Payments to finite risk sinking fund	(1,918)	(1,930)	(1,944)
Payment of earn-out to Nuvotec shareholders	──	(840)	(1,000)
Cash used for acquisition consideration, net of cash acquired	──	(15,628)	──
Cash used in investing activities of continuing operations	(709)	(20,676)	(4,504)
Cash (used in) provided by investing activities of discontinued operations	(2)	7,691	(544)
Net cash used in investing activities	(711)	(12,985)	(5,048)

Cash flows from financing activities:
Net repayments of revolving credit	──	(2,019)	(640)
Principal repayments of long term debt	(3,532)	(11,329)	(3,117)
Proceeds from issuance of long-term debt	──	16,000	──
Proceeds from issuance of stock	──	1,000	509
Cash (used in) provided by financing activities of continuing operations	(3,532)	3,652	(3,248)
Principal repayment of long-term debt for discontinued operations	(35)	(157)	(52)
Cash (used in) provided by financing activities	(3,567)	3,495	(3,300)

(Decrease) increase in cash	(7,687)	11,954	35
Cash at beginning of period	12,055	101	66
Cash at end of period	$4,368	$12,055	$101

Supplemental disclosure:
Interest paid	$922	$707	$893
Income taxes paid	479	2,051	492
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	──	──	429
Note issued for earn-out to Nuvotec shareholders	──	──	1,322
Warrant extension for debt modification	──	36	──
Note issued in connection with SEC acquisition, net (see Note 3)	──	1,270	──
Amount held in escrow account in connection with SEC acquisition (see Note 3)	──	1,500	──

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

NOTE 1A
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2013, management of Perma-Fix Environmental Services, Inc. (the “Company”) concluded, in consultation with the Audit Committee of the Board of Directors (“Audit Committee”) and BDO USA, LLP, the Company’s independent registered public accounting firm, that the following financial statements previously filed by the Company with the Securities and Exchange Commission (the “Commission”) should no longer be relied upon: the audited consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 on its 2012 Form 10-K as filed with the Commission on March 22, 2013.

During the process of reviewing and filing the Company’s 2012 corporate income tax returns, the Company identified information related to certain deferred tax assets (“DTA”) that were recorded as part of the acquisition of our Diversified Scientific Services, Inc. subsidiary (“DSSI”) in 2000.  Upon subsequent analysis of this information, the Company determined that there was not sufficient support for a portion of the DTA. The adjustment of DTA also resulted in re-evaluation and adjustments to valuation allowance and reserve for uncertain tax positions.  The Company also performed a review of its deferred tax liabilities (“DTL”) and determined that the reported DTL related to depreciation for fixed assets for 2011 was understated. To correct these errors, the Company reduced the beginning retained earnings balance in 2010 by approximately $1,600,000, reduced income tax expense by approximately $1,355,000 in 2010, recorded approximately $5,768,000 of income tax expense in 2011 and reversed $2,913,000 of income tax expense recorded in 2012.

The restatement had no impact on the Company’s previously reported cash and cash equivalents, revenue or income (loss) from continuing operations before income taxes.

As a result of the reverse stock split, which was effective on October 15, 2013, all references in the consolidated financial statements and notes thereto to the number of shares outstanding, per share amounts, and shares subject to outstanding stock options and warrant, have been amended to refect the effect of the reverse stock for all periods presented as though the reverse stock split was in effect as of the periods or periods presented herein.

Index
The following table summarizes the impact of the restatements on each affected line of the Company’s Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
(Amounts in Thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Deferred tax assets - current	$1,553	$(237)	$1,316	$3,853	$(488)	$3,365
Total current assets	30,447	(237)	30,210	50,762	(488)	50,274
Deferred tax asset, net of liabilities	1,103	(1,103)	-	1,435	(1,435)	-
Total assets	141,031	(1,340)	139,691	165,577	(1,923)	163,654
Accrued expenses	6,254	418	6,672	9,434	-	9,434
Total current liabilities	27,140	418	27,558	42,740	-	42,740
Deferred tax liabilities	-	1,340	1,340	-	4,088	4,088
Total long-term liabilities	25,254	1,340	26,594	28,517	4,088	32,605
Total liabilities	52,394	1,758	54,152	71,257	4,088	75,345
Accumulated deficit	(16,005)	(3,098)	(19,103)	(9,733)	(6,011)	(15,744)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	86,780	(3,098)	83,682	92,643	(6,011)	86,632
Total stockholders' equity	87,352	(3,098)	84,254	93,035	(6,011)	87,024
Total liabilities and stockholders' equity	$141,031	$(1,340)	$139,691	$165,577	$(1,923)	$163,654

The following table summarizes the impact of the restatements on each affected line of the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31 2010:

	December 31, 2012			December 31, 2011			December 31, 2010
(Amounts in Thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax expense (benefit)	$1,250	$(3,401)	$(2,151)	$(1,095)	$5,173	$4,078	$1,846	$(1,611)	$235
(Loss) income from continuing operations	$(6,550)	$3,401	$(3,149)	$11,572	$(5,173)	$6,399	$3,271	$1,611	$4,882
Income (loss) from discontinued operations, net of taxes	$458	$(488)	$(30)	$777	$(595)	$182	$(663)	$(256)	$(919)
Net (loss) income	$(6,092)	$2,913	$(3,179)	$13,858	$(5,768)	$8,090	$2,608	$1,355	$3,963
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(6,272)	$2,913	$(3,359)	$13,836	$(5,768)	$8,068	$2,608	$1,355	$3,963

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders - basic:

Continuing operations	$(.60)	$.30	$(.30)	$1.04	$(.46)	$.58	$.30	$.14	$.44
Discontinued operations	$.04	$(.04)	$-	$.07	$(.06)	$.01	$(.06)	$(.02)	$(.08)
Net (loss) income per common share	$(.56)	$.26	$(.30)	$1.25	$(.52)	$.73	$.24	$.12	$.36

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders - diluted:

Continuing operations	$(.60)	$.30	$(.30)	$1.04	$(.46)	$.58	$.30	$.14	$.44
Discontinued operations	$.04	$(.04)	$-	$.07	$(.06)	$.01	$(.06)	$(.02)	$(.08)
Net (loss) income per common share	$(.56)	$.26	$(.30)	$1.25	$(.52)	$.73	$.24	$.12	$.36

The following table summarizes the impact of the restatements on each affected line of the Company’s Consolidated Statements of Comprehensive (Loss) Income years ended December 31, 2012, December 31, 2011 and December 31 2010:

	December 31, 2012			December 31, 2011			December 31, 2010
(Amounts in Thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net (loss) income	$(6,092)	$2,913	$(3,179)	$13,858	$(5,768)	$8,090	$2,608	$1,355	$3,963
Comprehensive (loss) income	$(6,091)	$2,913	$(3,178)	$13,855	$(5,768)	$8,087	$2,608	$1,355	$3,963
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(6,271)	$2,913	$(3,358)	$13,833	$(5,768)	$8,065	$2,608	$1,355	$3,963

Index
The following table summarizes the impact of the restatements on each affected line of the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31 2010:

	December 31, 2012			December 31, 2011			December 31, 2010
(Amounts in Thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net (loss) income	$(6,092)	$2,913	$(3,179)	$13,858	$(5,768)	$8,090	$2,608	$1,355	$3,963
Less: income (loss) on discontinued operations	$458	$(488)	$(30)	$2,286	$(595)	$1,691	$(663)	$(256)	$(919)
(Loss) income from continuing operations	$(6,550)	$3,401	$(3,149)	$11,572	$(5,173)	$6,399	$3,271	$1,611	$4,882

Adjustment to reconcile net income from continuing operations to cash provided by operations:
Deferred tax expense (benefit)	$1,630	$(1,864)	$(234)	$(3,230)	$5,173	$1,943	$1,819	$(1,611)	$208
Prepaid expenses, inventories and other assets	$4,800	$(1,955)	$2,845	$1,494	$-	$1,494	$1,789	$-	$1,789
Accounts payable, accrued expenses and unearned revenue	$(12,049)	$418	$(11,631)	$4	$-	$4	$(7,289)	$-	$(7,289)

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

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2012, 2011, and 2010:

		Total	% of Total
Customer	Year	Revenue	Revenue
CH Plateau Remediation Company ("CHPRC")	2012	$24,652,000	19.3%
	2011	$59,136,000	50.1%
	2010	$51,929,000	53.1%

Department of Energy ("DOE")	2012	$26,265,000	20.6%
	2011	$4,136,000	3.5%
	2010	$0	0.0%

The outstanding receivable balance for each customer representing more than 10% of consolidated accounts receivable is (“AR”) as follows:

Customer	Year	AR	AR
DOE	2012	$1,753,000	15.4%
	2011	$2,656,000	15.8%

Clauss Construction	2012	$3,343,000	29.3%
	2011	$3,114,000	29.3%

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

Index
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

Net Income (Loss) Per Share
Basic earnings (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.  Net income (loss) attributable to non-controlling interests are excluded from (loss) income from continuing operations in the below calculation in accordance with ASC 260, “Earnings Per Share.”

Index
The following is a reconciliation of basic net (loss) income per share to diluted net (loss) income per share for the years ended December 31, 2012, 2011, and 2010:

	(Restated)	(Restated)	(Restated)
(Amounts in Thousands, Except for Per Share Amounts)	2012	2011	2010
(Loss) income per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) income from continuing operations	$(3,329)	$6,377	$4,882
Basic (loss) income per share	$(.30)	$.58	$.44
Diluted (loss) income per share	$(.30)	$.58	$.44

Income (loss) per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
(loss) Income from discontinued operations	$(30)	$182	$(919)
Basic income (loss) per share	$—	$.01	$(.08)
Diluted income (loss) per share	$—	$.01	$(.08)

Income per share from disposal of discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Gain on disposal of discontinued operations	$—	$1,509	$—
Basic income per share	$—	$.14	$—
Diluted income per share	$—	$.14	$—

Weighted average common shares outstanding – basic	11,225	11,059	10,989
Potential shares exercisable under stock option plans	—	4	11
Potential shares upon exercise of warrants	—	—	5
Weighted average common shares outstanding – diluted	11,225	11,063	11,006

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	517	510	439
Upon exercise of Warrants	—	30	—

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

•
On October 15, 2013, the Company effected a reverse stock split at a ratio of 1-for-5 of the Company’s Common Stock (“Common Stock”), effective as of 12:01 a.m. on October 15, 2013.  As a result of the reverse stock split, each five shares of the outstanding Common Stock and shares held in treasury were combined into one share of Common Stock without any change to the par value per share.  The reverse stock split did not affect the number of authorized shares of Common Stock which remains at 75,000,000.  As a result of this reverse stock split, all references in the financial statements and notes thereto and discussions contained herein as to the number of shares outstanding, per share amounts, and shares subject to outstanding stock option and warrant, have been amended to reflect the effect of the reverse stock split for all periods presented and discussion thereof as though the reverse stock split was in effect as of the period or periods presented in the financial statements and was in effect as of the date of the outstanding shares, options, and warrants (see Note 18 – “Subsequent Events – Reverse Stock Split for further discussion of this reverse stock split).

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

Index
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

Index
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

Index
Adjustments to the initial allocation of purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements.  The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition.

The following table summarizes the line items that were recast and restated from the Company’s previously reported December 31, 2011 Consolidated Balance Sheets (in thousands) resulting from the impact of the final purchase price allocation, including the effect of the restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements”:

	December 31, 2011 (1)	Effect of Purchase Price Accounting Finalization		As Recast for Purchase Price Accounting Finalization	Effect of Restatement (12)	As Restated (2)
Assets
Accounts receivable, net of allowance for doubtful accounts	$19,106	$(2,258)	(3)	$16,848	$-	$16,848
Unbilled receivables - current	$9,871	$(239)	(3)	$9,632	$-	$9,632
Prepaid and other assets	$4,604	$57	(9)	$4,661	$-	$4,661
Deferrred tax assets - current	$2,426	$1,427	(4)	$3,853	$(488)	$3,365
Goodwill	$27,063	$2,123	(7)	$29,186	$-	$29,186
Other intangible assets - net	$4,258	$259	(8)	$4,517	$-	$4,517
Deferred tax asset, net of liabilities	$1,295	$140	(4)	$1,435	$(1,435)	$-
Other assets	$1,595	$(35)	(9)	$1,560	$-	$1,560
Total change		$1,474

Liabilities and Stockholders' Equity
Accounts payable	$13,117	$196	(10)	$13,313	$-	$13,313
Accrued expenses	$9,533	$(99)	(10)	$9,434	$-	$9,434
Billing in excess of costs and estimated earnings	$3,226	$2,832	(5)	$6,058	$-	$6,058
Current portionof long-term debt	$3,936	$(415)	(6)	$3,521	$-	$3,521
Long-term debt, less current portion	$15,007	$(812)	(6)	$14,195	$-	$14,195
Accumulated deficit	$(9,505)	$(228)	(11)	$(9,733)	$(6,011)	$(15,744)
Total change		$1,474

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K/A – Amendment No. 1.

(3)
Represents additional allowance for doubtful accounts of approximately $2,213,000 recorded as a result of uncollected receivables from three major customers, reversal of $45,000 in uncollectible accounts receivables and reversal of unbilled receivables related to conditions that existed at the time of our acquisition.

(4)	Represents book to tax timing differences resulting from allowance for doubtful accounts and change in fair value of contracts as noted in footnote (3) and (5).

(5)	Represents change in fair value of two loss contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date.

(6)
Resulted from termination on February 13, 2013 of the remaining portion (approximately $1,460,000) of a $2,500,000 Note (“October Note”) entered on October 31, 2011.  The termination of the October Note resulted from settlement of certain claims made by the Company against TNC primarily from the breach of representation regarding the cost to complete a certain contract that existed at acquisition. A New Note in the amount of $230,000 was issued to TNC in placement of the October Note that was cancelled (see above for further discussion of the October and New Notes).

Index
(7)	Reflects additional goodwill recorded since initial acquisition date in finalizing the final purchase price allocation related to acquired assets and liabilities under this business combination.

(8)	Reflects change in fair value of acquired contracts based on change in estimated cash flow related to approval of certain request for equitable adjustments submitted prior to acquisition.

(9)	Represents tax true-up and write-off of bid deposit that existed as of the acquisition date.

(10)	Represents expenses and unrecorded vendor invoices for services rendered prior to acquisition.

(11)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

(12)	Reflects effect of restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements” in this Form 10-K/A – Amendment No. 1.

The following table summarizes the line items that were recast and restated from the Company’s previously reported December 31, 2011 Consolidated Statements of Operations (in thousands) resulting from the final purchase price allocation, including the effect of the restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements”:

	December 31, 2011 (1)	Effect of Purchase Price Accounting Finalization (3)	As Recast for Purchase Price Accounting Finalization	Effect of Restatement (4)	Restated (2)

Net revenue	$118,610	$(513)	$118,097	$-	$118,097
Cost of goods sold	$89,822	$(145)	$89,677	$-	$89,677
Gross profit	$28,788	$(368)	$28,420	$-	$28,420
Income from continuing operations before income taxes	$10,845	$(368)	$10,477	$-	$10,477
Income tax (benefit) expense	$(955)	$(140)	$(1,095)	$5,173	$4,078
Income from continuing operations	$11,800	$(228)	$11,572	$(5,173)	$6,399
Net income	$14,086	$(228)	$13,858	$(5,768)	$8,090
Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$14,064	$(228)	$13,836	$(5,768)	$8,068

Net income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:	$1.27		$1.25		$.73

Net income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:	$1.27		$1.25		$.73

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K/A – Amendment No. 1.

(3)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

(4)	Reflects effect of restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements” in this Form 10-K/A – Amendment No. 1.

Index
The following table summarizes the line items that were recast and restated from the Company’s previously reported December 31, 2011 Consolidated Statements of Cash Flows (in thousands) resulting from the final purchase price allocation, including the effect of the restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements”:

	December 31, 2011 (1)	Effect of Purchase Price Accounting Finalization (3)	As Recast for Purchase Price Accounting Finalization	Effect of Restatement (4)	As Restated (2)

Net Income	$14,086	$(228)	$13,858	$(5,768)	$8,090

Adjustment to reconcile net income from continuing operations to cash provided by operations:
Amortization to fair value of customer contracts	$(775)	$513	$(262)	$-	$(262)
Depreciation and amortization	$4,961	$(145)	$4,816	$-	$4,816
Deferred tax benefit	$(3,090)	$(140)	$(3,230)	$5,173	$1,943
Accounts payable and accrued expenses	$148	$(144)	$4	$-	$4

(1)	As previously presented in the 2011 consolidated financial statement in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	As presented in the accompanying consolidated financial statements contained herein within this Form 10-K/A.

(3)	Represents change in amortization of fair value of contracts due to change in estimated cost to complete to meet contract terms that existed as of acquisition date and the related tax effect.

(4)	Reflects effect of restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements” in this Form 10-K/A – Amendment No. 1.

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

Year Ended
December 31, 2011
(Amount in thousands, except per share data)	(Unaudited)

Revenue	$193,000
Net loss from continuing operations	$(773)
Net loss per share from continuing operations - basic	$(.07)
Net loss per share from continuing operations - diluted	$(.07)

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

Index
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

Giving effect to the reverse stock split, on September 13, 2012, we granted an aggregate of 15,000 options from the Company’s 2003 Outside Directors Stock Plan to our five re-elected directors at our Annual Meeting of Stockholders.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $5.50 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

Giving effect to the reverse stock split, on July 25, 2011, we granted 60,000 Incentive Stock Options (“ISOs”) from the 2010 Stock Option Plan to Mr. James Blankenhorn, our Chief Operating Officer, which allows for the purchase of up to 60,000 shares of the Company’s Common Stock at $7.85 per share.  Mr. Blankenhorn’s employment with the Company became effective June 1, 2011.  The options granted are for a term of six years from grant date with one-third yearly vesting over a three year period.

Upon the closing of the acquisition of SEC on October 31, 2011, Mr. Christopher Leichtweis (“Leichtweis”), a former officer and director of Homeland (now known as Timios National Corporation – “TNC”), was appointed a senior vice president of the Company and President of SEC pursuant to the terms of a four year employment agreement.  In connection with Leichtweis’ employment on October 31, 2011, we granted, after having given effect to the reverse stock split, Leichtweis a non-qualified stock option (the “Option”) to purchase up to 50,000 shares of our Common Stock as reported on the Nasdaq on the grant date, which was $6.75.  The Option has a term of 10 years from grant date, with 25% yearly vesting over a four-year period.  The Option was granted in accordance with, and is subject to, the Non-Qualified Stock Option Agreement, dated October 31, 2011.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2012, 2011, and 2010 were as follows after giving effect to the reverse stock split:

Index
	Employee Stock Option Granted
	For Year Ended
	2012(4)	2011	2010(4)
Weighted-average fair value per share	$—	$4.10	$—
Risk -free interest rate (1)	—	1.29%-1.92%	—
Expected volatility of stock (2)	—	58.72%-60.02%	—
Dividend yield	—	None	—
Expected option life (in years) (3)	—	6.0	—

	Outside Director Stock Option Granted
	For Year Ended
	2012	2011	2010
Weighted-average fair value per share	$3.55	$4.70	$5.60
Risk -free interest rate (1)	1.75%	2.29%	2.52%
Expected volatility of stock (2)	56.74%	57.48%	60.69%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

(4)	No employee option grants were made in 2012 and 2010.

After giving effect to the reverse stock split, as of December 31, 2012, we had 362,600 employee stock options outstanding, of which 285,100 are vested and the weighted average exercise price of the 285,100 outstanding and fully vested employee stock option is $10.30 with a remaining weighted contractual life of 1.9 years.  Additionally, after giving effect to the reverse stock split, we had 166,200 outstanding director stock options, of which 154,200 are vested and the weighted average exercise price of the 154,200 outstanding and fully vested director stock option is $10.55 with a weighted remaining contractual life of 4.5 years.

The following table summarizes stock-based compensation recognized for the fiscal year 2012, 2011, and 2010 after giving effect to the reverse stock split.

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

Index

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

No employees exercised options during 2012 and 2011.  After giving effect to the reverse stock split, during 2010, we issued an aggregate of 70,000 shares of our Common Stock upon exercise of 70,000 employee stock options, at exercise prices ranging from $6.25 to $10.95.  An employee used 7,642, after giving effect to the reverse stock split, shares of personally held Company Common Stock as payment for the exercise of 14,000 options to purchase 14,000 shares of the Company’s Common Stock at $6.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan. The 7,642 shares are held as treasury stock. The cost of the 7,642 shares was determined to be approximately $88,000 in accordance with the Plan. Total proceeds received during 2010 for option exercises was approximately $509,000.

Pursuant to the terms of the Purchase Agreement between the Company, TNC, and SEHC dated July 15, 2011, upon closing of the Purchase Agreement which occurred on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased, after giving effect to the reverse stock split, 162,601 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $6.15 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.

We issued, after giving effect to the reverse stock split, a total of 34,055, 29,812, and 25,455 shares of our Common Stock in 2012, 2011, and 2010, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  Effective April 1, 2012, we increased the quarterly fees paid to each of our outside directors from $6,500 to $8,000 for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional quarterly fee of $5,500 due to the position’s additional responsibility.  In addition, our Research and Development Committee Chairman receives an additional quarterly fee of $1,000 due to the additional time commitment to the position.   Each board member is also paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock.  The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Summary of the status of options under the Company’s total Plans and a Non-Qualified Stock Option Agreement, as of December 31, 2012, 2009, and 2010, and changes during the years ending on those dates is presented below, giving the effect to the reverse stock split.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan, the 2004 and 2010 Stock Option Plans, and the 1992 and 2003 Outside Directors Stock Plans:

Index
	2012			2011			2010
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
1993 Non-qualified Stock Option Plan
Balance at beginning of year	71,600	$10.95		126,072	$10.02		198,272	$9.46
Exercised	—	—	$—	—	—	$—	(70,000)	8.52	$227,000
Forfeited	(1,100)	10.95		(54,472)	8.79		(2,200)	7.25
Balance at end of year	70,500	10.95	$—	71,600	10.95	$—	126,072	10.02	$—
Options exercisable at year end	70,500	10.95	$—	71,600	10.95	$—	126,072	10.02	$—
1992 Outside Directors Stock Plan
Balance at beginning of year	11,000	$12.23		17,000	$12.48		20,000	$11.88
Forfeited	(8,000)	13.65		(6,000)	12.95		(3,000)	8.44
Balance at end of year	3,000	10.10	$—	11,000	12.23	$—	17,000	12.48	$—
Options exercisable at year end	3,000	10.10	$—	11,000	12.23	$—	17,000	12.48	$—
2003 Outside Directors Stock Plan
Balance at beginning of year	151,200	$10.56		133,200	$11.04		118,800	$11.36
Granted	12,000	5.50		18,000	7.05		14,400	8.40
Balance at end of year	163,200	10.19	$—	151,200	10.56	$12,600	133,200	11.04	$—
Options exercisable at year end	151,200	10.56	$—	133,200	11.04	$—	118,800	11.36	$—
2004 Stock Option Plan
Balance at beginning of year	264,167	$10.17		274,834	$10.21		284,833	$10.25
Forfeited	(82,067)	9.33		(10,667)	11.27		(10,000)	11.30
Balance at end of year	182,100	10.55	$—	264,167	10.17	$18,900	274,833	10.21	$30,900
Options exercisable at year end	182,100	10.55	$—	256,167	10.26	$13,700	204,467	10.18	$14,100
2010 Stock Option Plan(b)
Balance at beginning of year	60,000	$7.85		—	$—		—	$—
Granted	—	—		60,000	7.85		—	—
Balance at end of year	60,000	7.85	$—	60,000	7.85	$—	—	—	$—
Options exercisable at year end	20,000	7.85	$—	—	—	$—	—	—	$—
Non-Qualified Stock Option Agreement (c)
Balance at beginning of year	50,000	$6.75		—	$—		—	$—
Granted	—	—		50,000	6.75		—	—
Balance at end of year	50,000	6.75	$—	50,000	6.75	$50,000	—	—	$—
Options exercisable at year end	12,500	6.75	$—	—	—	$—	—	—	$—

(a)	Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

(b)	Plan was approved in September 2010 which authorizes grants of up to an aggregate of 1,000,000 non-qualified and incentive stock options.

(c)	Option agreement entered into between Christopher Leichtweis, President of SEC and the Company on October 31, 2011. See Note 5 – “Stock Based Compensation” for further information on this agreement.

Index
The summary of the Company’s total Plans and a Non-Qualified Stock Option Agreement as of December 31, 2012, and changes during the period then ended are presented as follows (giving the effect of the reverse stock split):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2012	607,967	$9.89
Granted	12,000	5.50
Exercised	─	─		$	─
Forfeited/Expired	(91,167)	9.72
Options outstanding End of Period (1)	528,800	9.82	3.5	$	─
Options Exercisable at December 31, 2012(2)	439,300	$10.38	2.8	$	─
Options Vested and expected to be vested at December 31, 2012	528,800	9.82	3.5	$	─

(1)	Options with exercise prices ranging from $5.50 to $14.75
(2)	Options with exercise prices ranging from $7.05 to $14.75

Warrants
As of December 31, 2012, we have no Warrants outstanding.  On May 8, 2012, the three Warrants outstanding which provided for the purchase of up to an aggregate 30,000 shares of the Company’s Common Stock at $7.50 per share expired.  See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for further information regarding the Warrants which expired.

Shares Reserved
At December 31, 2012, we have reserved approximately 528,800 shares of Common Stock for future issuance under all of the option arrangements.

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

The following table summarizes the results of discontinued operations for the years ended December 31, 2012, 2011, and 2010. The gains on disposals of discontinued operations for PFFL and PFO, net of taxes, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes.”  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes.”  Our net income for 2012 included a tax benefit of approximately $530,000 primarily resulting from our net operating loss.

	For The Year Ended December 31,
Amount in Thousands	2012	2011	2010

Net revenue	$2,204	$6,931	$9,248
Interest Expense	(34)	(68)	(84)
Operating loss from discontinued operations	(560)	(366)	(839)
Income tax benefit	(530)	(548)	80
Gain on disposal of discontined operations (1)	—	1,509	—
Income (loss) from discontinued operations	(30)	1,691	(919)

(1)	Net of taxes of $1,276,000 for year ended December 31, 2011.

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

Index
	Current	Long-term	Total
	Accrual	Accrual
PFD	$7	$92	$99
PFM	23	38	61
PFSG	343	1,030	1,373
PFMI	1	80	81
Total Liability	$374	$1,240	$1,614

NOTE 9
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2012 and December 31, 2011:

(Amounts in Thousands)	December 31, 2012	December 31, 2011
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at December, 2012) plus 2.0% or London InterBank OfferRate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interestrate for 2012 and 2011 was 3.8% and 4.4%, respectively. (1) (2)	$—	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for 2012 and 2011 was 3.9% and 4.2%, respectively. (1) (2)	13,524	15,810
Promissory Note dated April 18, 2011, payable in monthly installments of principal of $83 starting May 8, 2011, balance due April 8, 2012, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(3) (4) (5)	—	318
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	352	798
Promissory Note dated October 31, 2011, payable in monthly installments of $76, which includes interest and principal, starting November 15, 2011, interest accrues at annual rate of 6.0%, balance due May 15, 2014. (5) (6)	—	636
Various capital lease and promissory note obligations, payable 2013 to 2014, interest at rates ranging from 5.2% to 8.0%.(7)	391	259
	14,267	17,821
Less current portion of long-term debt	2,794	3,521
Less long-term debt related to assets held for sale	71	105
	$11,402	$14,195

(1)	Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

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

(7)
Includes the $230,000 New Note issued to TNC on February 12, 2013 as discussed in Note 3 - “Business Combination.”  This note was issued to replace the remaining balance of $1,460,000 of the $2,500,000 October Note issued on October 31, 2012 in connection with the acquisition of SEC.  The remaining balance of the $1,460,000 October Note was cancelled and terminated on February 12, 2013, in connection with settlement with TNC regarding certain claims that the Company asserted against TNC subsequent to the acquisition of SEC on October 31, 2011.

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

Index
On November 7, 2012, we entered into an Amendment to our Amended Loan Agreement.  This Amendment provided for the exclusion of approximately $700,000 in certain costs related to the acquisition and $1,600,000 of of costs incurred related to certain contracts assumed in connection with the acquisition of SEC, in calculating the fixed charge ratio commencing September 30, 2012.  The minimum fixed charge coverage ratio of 1.25 to 1.0 for the four quarter period endings as of the each of the fiscal quarters remains unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

Promissory Notes and Installment Agreements
The Company had a promissory note dated May 8, 2009, with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000, which was amended on April 18, 2011 (“Amended Note”).  Pursuant to the Amended Note, the remaining principal balance on the promissory note of approximately $990,000 was repaid in twelve monthly principal payments of approximately $82,500 plus accrued interest, starting May 8, 2011, with interest payable at the same rate of the original loan, which was LIBOR plus 4.5%, with LIBOR at least 1.5%.  The Lenders were former shareholders of Nuvotec USA, Inc. (now known as (“n/k/a”) Perma-Fix Northwest, Inc. (“PFNW”)) prior to our acquisition of PFNW and Pacific EcoSolution, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) and are also stockholders of the Company, having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  As consideration of the Company receiving the loan dated May 8, 2009, we issued a Warrant to Mr. Lampson (“Lampson Warrant”) and a Warrant to Mr. Diehl to purchase, after taking into account the reverse stock split, up to 27,000 and 3,000 shares, respectively, of the Company’s Common Stock at an exercise price of $7.50 per share.  We also issued to them, after taking into account the reverse stock split, an aggregate of 40,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 36,000 shares and Mr. Rettig receiving 4,000 shares.  In connection with the April 18, 2011 Amended Note, the expiration date of the Warrants were extended to May 8, 2012 from May 8, 2011 (Mr. Rettig is deceased; accordingly, the amended Warrant and the note payments were held by and paid to his personal representative/estate).  During 2011, Mr. Robert L. Ferguson, a member of our Board of Directors who did not stand for re-election at our 2012 Annual Meeting of Stockholders held on September 13, 2012, acquired from Mr. William Lampson one-half of the Lampson Warrant (see Note 15 – “Related Party Transaction – Mr. Robert L. Ferguson”).  The Company made the final payment on the note in April 2012.  The Warrants as discussed above were not exercised and expired on May 8, 2012.  The debt discount recorded in connection with the Common Stock and Warrants was fully amortized by April 2012

The promissory note included an embedded Put Option (“Put”) that could have been exercised upon default, whereby the lender had the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares was restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception.  We determined that the Put had nominal value at inception and during its life; therefore, no liability was recorded prior to its expiration date.

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

Index
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

NOTE 10
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2012	2011
Salaries and employee benefits	$4,430	$6,348
Accrued sales, property and other tax	793	506
Interest payable	29	96
Insurance payable	978	1,462
Other	442	1,022
Total accrued expenses	$6,672	$9,434

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

Index
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

NOTE 12
INCOME TAXES

The components of current and deferred federal and state income tax expense (benefit) for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2012	2011	2010
Federal income tax (benefit) expense - current	$(2,107)	$2,043	$112
Federal income tax expense - deferred	11	1,938	218
State income tax expense (benefit) - current	191	92	(85)
State income tax (benefit) expense - deferred	(246)	5	(10)
Total income tax (benefit) expense	$(2,151)	$4,078	$235

Index
We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:	2012	2011
Net operating losses	$4,612	$4,425
Environmental and closure reserves	4,740	5,047
Impairment of assets	505	505
Investment	(59)	197
Other	3,798	4,513
Deferred tax liabilities:
Depreciation and amortization	(7,875)	(8,936)
Prepaid expenses	(16)	(46)
	5,705	5,705
Valuation allowance	(5,729)	(6,428)
Net deferred income tax liabilities	(24)	(723)

An overall reconciliation between the expected tax expense (benefit) using the federal statutory rate of 34% and the provision (benefit) for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below.

	2012	2011	2010
Tax (benefit) expense at statutory rate	$(1,847)	$3,557	$1,740
State tax (benefit) expense, net of federal benefit	(131)	53	(56)
Previously unrecorded state tax benefit	―	―	(173)
Permanent items	110	150	61
Other	(100)	355	(1,325)
(Decrease) increase in valuation allowance	(183)	(37)	(12)
Income tax (benefit) expense	$(2,151)	$4,078	$235

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

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized.  In 2012, 2011 and 2010, we determined that it was more likely than not that approximately $5,729,000, $6,428,000 and $6,024,000, respectively, of deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets.  Our valuation allowance decreased by approximately $183,000, $37,000 and $12,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

We have estimated net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $6,091,000 and $46,205,000, respectively, as of December 31, 2012.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts through 2021.  However, as a result of various stock offerings and certain acquisitions, which in the aggregate constitute a change in control, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

Index

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

Index

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

Upon the closing of the acquisition of SEC by the Company from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased, after taking into account the reverse stock split, 162,601 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $6.15 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased, after taking into account the reverse stock split, 149,422 of the 162,601 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,945 or $6.15 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEC.

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

Index
The table below shows certain financial information of our reporting segments for 2012, 2011, and 2010 (in thousands).

Segment Reporting as of and for the year ended December 31, 2012
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$45,882	$81,627	$127,509	(3)	$—		$127,509
Intercompany revenues	1,785	845	2,630		—		—
Gross profit	9,268	6,536	15,804		—		15,804
Interest income	—	—	—		41		41
Interest expense	9	12	21		797		818
Interest expense-financing fees	—	—	—		107		107
Depreciation and amortization	4,448	949	5,397		73		5,470
Segment (loss) profit	2,951	1,474	4,425		(7,574)		(3,149)
Segment assets(1)	75,405	36,120	111,525		28,166	(4)	139,691
Expenditures for segment assets	263	145	408		4		412
Total debt	85	5	90		14,106	(5)	14,196

Segment Reporting as of and for the year ended December 31, 2011
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$65,836	$52,261	$118,097	(3)	$—		$118,097
Intercompany revenues	1,928	585	2,513		—		—
Gross profit	21,299	7,121	28,420		—		28,420
Interest income	—	—	—		58		58
Interest expense	72	7	79		578		657
Interest expense-financing fees	—	—	—		207		207
Depreciation and amortization	4,535	192	4,727		89		4,816
Segment profit (loss)	10,226	3,983	14,209		(7,810)		6,399
Segment assets(1)	81,197	43,293	124,490		39,164	(4)	163,654
Expenditures for segment assets	2,278	4	2,282		21		2,303
Total debt	142	12	154		17,562	(5)	17,716

Segment Reporting as of and for the year ended December 31, 2010
	Treatment	Services	Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$53,363	$44,427	$97,790	(3)	$—		$97,790
Intercompany revenues	2,962	502	3,464		—		—
Gross profit	12,733	7,882	20,615		—		20,615
Interest income	—	—	—		65		65
Interest expense	138	3	141		614		755
Interest expense-financing fees	3	—	3		409		412
Depreciation and amortization	4,469	39	4,508		22		4,530
Segment profit (loss)	7,715	4,508	12,223		(7,341)		4,882
Segment assets(1)	91,881	2,570	94,451		31,286	(4)	125,737
Expenditures for segment assets	1,601	19	1,620		22		1,642
Total debt	1,105	18	1,123		9,126	(5)	10,249

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

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

(4)	Amount includes assets from our discontinued operations of $2,113,000, $2,343,000, and $7,433,000, as of December 31, 2012, 2011, and 2010, respectively.

(5)
Net of debt discount of ($0), ($12,000), and (117,000) for 2012, 2011, and 2010, respectively, based on the estimated fair value at issuance of two Warrants and 40,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  The promissory note and the Warrants were modified on April 18, 2011.  See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for additional information.”

Index

NOTE 17
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data). The effect of the restatement as noted in Note 1A – “Restatement of Consolidated Financial Statements” – impacted only the fourth quarter of each of the years noted below.  Net income attributable to non-controlling interests are excluded from (loss) income from continuing operations in the below earning (loss) per share calculation in accordance with ASC 260, “Earnings Per Share:”

	March 31	June 30	Sept 30	Dec. 31
2012				(Restated)
Net revenues	$37,936	$33,698	$29,190	$26,684
Gross profit	4,369	3,930	4,226	3,279
Loss from continuing operations	(807)	(1,009)	(472)	(861)
(Loss) income from discontinued operations, net of taxes	(138)	(60)	(61)	229
Net loss	(945)	(1,069)	(533)	(632)
Net income attributable to noncontrolling interest	56	102	21	1
Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	(1,001)	(1,171)	(554)	(633)

Basic net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.08)	(.10)	(.04)	(.08)
Discontinued operations	(.01)	—	(.01)	.02
Net (loss) income per common share	(.09)	(.10)	(.05)	(.06)

Diluted net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continued operations	(.08)	(.10)	(.04)	(.08)
Discontinued operations	(.01)	—	(.01)	.02
Net (loss) income per common share	(.09)	(.10)	(.05)	(.06)

	March 31	June 30	Sept 30	Dec. 31
2011				(Restated)
Net revenues	$23,615	$28,913	$32,787	$32,782
Gross profit	3,030	8,049	11,301	6,040
(Loss) income from continuing operations	(533)	2,552	4,421	(41)
Income (loss) from discontinued operations, net of taxes	212	(32)	(187)	189
Gain (loss) on disposal of discontinued operations, net of taxes	—	—	1,777	(268)
Net (loss) income	(321)	2,520	6,011	(120)
Net income attributable to noncontrolling interest	—	—	—	22
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(321)	2,520	6,011	(142)

Basic net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.05)	.23	.40	—
Discontinued operations	.02	—	(.02)	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.16	(.02)
Net (loss) income per common share	(.03)	.23	.54	(.01)

Diluted net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continued operations	(.05)	.23	.40	—
Discontinued operations	.02	—	(.02)	.01
Gain on disposal of discontinued operations, net of taxes	—	—	.16	(.02)
Net (loss) income per common share	(.03)	.23	.54	(.01)

Index
The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

For following table summarizes the impact of the restatement on each affected line of the selected quarterly financial data resulting from the restatement as discussed in “Note 1A – Restatement of Consolidated Financial Statements (in thousands, except per share data). As noted above, the restatement impacted only the fourth quarters of 2012 and 2011.

	As Reported	Adjustment	As Restated
For the quarter ended December 31, 2012
(Loss) income from continuing operations	$(4,262)	$3,401	$(861)
Income (loss) from discontinued operations, net of taxes	717	(488)	229
Net (loss) income	(3,545)	2,913	(632)
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	(3,546)	2,913	(633)

Basic net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.38)	.30	(.08)
Discontinued operations	.06	(.04)	.02
Net (loss) income per common share	(.32)	.26	(.06)

Diluted net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	(.38)	.30	(.08)
Discontinued operations	.06	(.04)	.02
Net (loss) income per common share	(.32)	.26	(.06)

	As Reported	Adjustment	As Restated
For the quarter ended December 31, 2011
Income (loss) from continuing operations	$5,132	$(5,173)	$(41)
Income (loss) from discontinued operations, net of taxes	784	(595)	189
Net income (loss)	5,648	(5,768)	(120)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	5,626	(5,768)	(142)

Basic net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	.46	(.46)	—
Discontinued operations	.07	(.06)	.01
Net income (loss) per common share	.51	(.52)	(.01)

Diluted net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders:
Continuing operations	.46	(.46)	—
Discontinued operations	.07	(.06)	.01
Net income (loss) per common share	.51	(.52)	(.01)

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

Index
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

Mr. Leichtweis’s employment agreement (“Leichtweis Employment Agreement”) was entered into on October 31, 2011, in connection with the acquisition of SEC. Leichtweis Employment Agreement provides for an annual base salary of $324,480, plus bonus under certain conditions, and is effective for four years.  The Leichtweis Settlement, as discussed above, amended the Leichtweis Employment Agreement by reducing the base salary of Leichtweis by $30,000 per year commencing the earlier occurrence of (i) the date the Company files its 2012 Form 10‑K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Leichtweis Employment Agreement is earlier terminated, through the date of such earlier termination).

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

Reverse Stock Split
At the 2013 Annual Meeting of Stockholders (the “Meeting”) held on September 12, 2013, the Company’s stockholders approved a reverse stock split at a ratio within the range of 1-for-2 to 1-for-7 and authorized the Board of Directors, without further action of the stockholders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s Common Stock and outstanding stock options and warrants at a ratio within the range of 1-for-2 to 1-for-7 at any time prior to November 8, 2013, with the exact ratio and effective date of the reverse stock split to be determined by the Board of Directors. Subsequent to the Meeting, our Board of Directors approved the ratio of the reverse stock split to be a 1-for-5 reverse stock split, with such reverse stock split to be effective October 15, 2013, upon filing of the certificate of amendment to our Restated Certificate of Incorporation, as amended.

The Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split ratio of 1-for 5 of the Company’s Common Stock (“Common Stock”).  The reverse stock split became effective as of 12:01 a.m. on October 15, 2013.  As a result of the reverse stock split, each five shares of the outstanding Common Stock and shares held in treasury was combined into one share of Common Stock without any change to the par value per share of $.001.  In addition, the number of shares covered by each outstanding stock option and warrant as of October 15, 2013,  and the exercise price thereof were adjusted to reflect the reverse stock split. The reverse stock split did not affect the number of authorized shares of Common Stock which remains at 75,000,000.  No fractional shares of Common Stock will be issued as a result of the reverse stock split.  Instead, stockholders who otherwise would be entitled to receive a fractional share of Common Stock as a consequence of the reverse stock split will be entitled to receive cash in lieu of all such fractional shares.

Index
The primary reason for implementing this reverse stock split was to increase the market price per share of our Common Stock in order to regain compliance with the NASDAQ’s continued listing criteria related to Minimum Bid Price Rule.  On October 29, 2013, we received a letter from the NASDAQ Stock Market indicating that we had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market.  The Company’s Common Stock continues to be listed on the NASDAQ Capital Market.

As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and stock option and warrant data of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a‑15 and 15d‑15 of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Index
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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, at the time that our original Form 10-K filing was made on March 22, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, with the participation of our CEO and CFO, initially concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  However, as a result of the restatement discussed in Note 1A to our consolidated financial statements in this Form 10-K/A – Amendment No. 1, management, with the participation of our CEO and CFO, reassessed our internal controls over financial reporting and determined they were not effective.

Based on the reassessment, management identified the following material weakness as of December 31, 2012: the Company did not maintain adequate control of its accounting for deferred tax accounts in preparation of its provision for income taxes.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal control.

As a result of this amended report of management on internal control over financial reporting, BDO USA, LLP, the Company’s independent registered public accounting firm, which also audited the Company’s consolidated financial statements included in the Form 10-K/A- Amendment No. 1, has issued an updated attestion report on the Company’s internal control over financial reporting, which is included herein.

As a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting, management plans to increase the level of review and validation of the Company’s accounting for its deferred tax accounts in preparation of our provision for income taxes.

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

In our report dated March 22, 2013, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2012.  Subsequent to March 22, 2013, Perma-Fix Environmental Services, Inc. and subsidiaries identified a material misstatement in its annual consolidated financial statements for 2012, 2011 and 2010, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the correction of the error in the prior year financial statements. Accordingly, our opinion on the effectiveness of Perma-Fix Environmental Services, Inc.’s internal control over financial reporting as of December 31, 2012 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for deferred tax accounts in preparation of its provision for income taxes has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements (as restated).

Index
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 22, 2013, except as to Note 1A, as to which the date is December 12, 2013, expressed an unqualified opinion thereon.

/s/BDO USA, LLP)

Atlanta, Georgia

March 22, 2013, except as to the effect of the material weakness, which is dated December 12, 2013.

Index
ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	69	Chairman of the Board, President and Chief Executive Officer
Mr. Jack Lahav	64	Director
Honorable Joe R. Reeder	65	Director
Mr. Larry M. Shelton	59	Director
Dr. Charles E. Young	81	Director
Mr. Mark A. Zwecker	62	Director
Dr. Gary Kugler	72	Director
John M. Climaco (2)	46	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1)
Mr. Robert L. Ferguson elected not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders (the “Meeting”) held on September 13, 2012. Mr. Ferguson’s decision not to stand for re-election was not due to any disagreement with the Company.

(2)	Mr. Climaco was elected as a director on October 4, 2013, to fill a newly created directorship.

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

Dr. Gary Kugler
Dr. Gary Kugler was elected as a director at the Company’s Annual Meeting of Stockholders held on September 12, 2013.  Dr Kugler currently serves as the Chairman of the Board of Director of Nuclear Waste Management Organization (“NWMO”), a position he has held since 2006.  NWMO was established under the Nuclear Fuel Waste Act (2002) to investigate and implement approaches for managing Canada’s used nuclear fuel.  Dr. Kugler is also a current board member of Ontario Power Generation, Inc. (“OPG”), a position he has held since 2004.  OPG is one of Canada’s largest electricity generation companies. Dr. Kugler has had an extensive career in the nuclear industry, both nationally and internationally.  He retired from Atomic Energy of Canada Limited (“AECL”) as Senior Vice President, Nuclear Products & Services, in 2003, where he was responsible for all of AECL’s commercial operations, including nuclear power plant sales and services world-wide.  During his 34 years with AECL, he held various project management, business development, and executive positions.  Prior to joining AECL, Dr. Kugler served as a pilot in the Canadian air force.  He holds a PH.D. in nuclear physics from McMaster University and is a graduate of the Directors Education Program of the Institute of Corporate Directors.

Index
Dr. Kugler’s extensive career in the nuclear industry, both nationally and internationally, brings valuable insight and knowledge to the Company as it expands its business internationally.

John M. Climaco
John Climaco was elected by the Company’s Board of Directors, on October 4, 2013, to fill a newly created directorship. From 2003 to 2012, Mr. John Climaco served as President and Chief Executive Officer, as well as a member of the board of directors of Axial Biotech, Inc., a venture-backed molecular diagnostics company specializing in spine disorders, which he cofounded in 2003. From 2001 to 2007, he practiced law for the firm of Fabian and Clendenin, specializing in corporate and tax legal strategies for diverse clients across the U.S. and Europe, as well as joint venture, corporate and securities transactions. Mr. Climaco currently serves as a member of the Board of Directors for Digirad Corporation, a position he has held since 2012.  Digirad manufactures cameras for nuclear imaging applications and provides for in-office nuclear cardiology imaging.  Mr. Climaco also served as a board member of InfuSystem Holdings, Inc., a leading supplier of infusion services to oncologists and other out-patient treatment settings. Mr. Climaco earned his B.A. in Philosophy from Middlebury College and holds a J.D. from the University of California Hastings College of the Law.

Mr. Climaco’s extensive legal and operational experience, including strategic planning and business development provide valuable asset to the Company’s immediate and future growth in our industry.

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

Index
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

Index
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

If the representations of, or information provided by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 256,560 shares (after giving effect to the reverse stock split) of our Common Stock.  If either Capital Bank or a group of Capital Bank’s investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 since February 9, 1996. (See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter – Security Ownership of Certain Beneficial Owners” for a discussion of Capital Bank’s current record ownership of our securities).

Index
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

The Compensation and Stock Option Committee (for purposes of this analysis, the “Compensation Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid to Dr. Louis F. Centofanti, our Chief Executive Officer or “CEO,” Ben Naccarato, our Chief Financial Officer or “CFO,” Jim Blankenhorn, our Chief Operating Officer or “COO,” Robert Schreiber, President of SYA or “SYA President,” and Christopher Leichtweis, Senior Vice President and President of SEC or “SEC President” (who voluntarily terminated and retired from all positions with the Company and its subsidiaries effective May 24, 2013) (together, our named executive officers or “NEOs”) is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the NEOs are similar to those provided to other executive officers at similar sized companies and industries.

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

Index
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

Index
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

The executive compensation program for our SEC President was negotiated as part of our acquisition of SEC in October 2011.  On May 14, 2013, the Company entered into a Separation and Release Agreement with the SEC President which terminated and voided the Leichtweis Employment Agreement and MIP (see “Employment Agreement” and “MIPs” below regarding termination of these agreements and payments made to the SEC President upon his voluntary termination and retirement from the Company effective May 24, 2013 ).

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

On February 14, 2013, the Company entered into a Settlement and Release Agreement and Amendment to Employment Agreement (the “Leichtweis Settlement), in final settlement of certain claims made by us against Mr. Leichtweis in connection with Disputed Claims asserted by us against TNC subsequent to the acquisition of SEC.  The Leichtweis Settlement amended Mr. Lechtweis Employment Agreement which reduced the base salary of Mr. Leichtweis by $30,000 per year commencing the earlier occurence of (i) the date the Company files its 2012 Form 10-K with the Securities and Exchange Commission, or (ii) April 1, 2013, and continuing for a period of three years from such date (or, if the Mr. Leichtweis’s Employement Agreement is earlier terminated, through the date of such earlier termination).  The Company filed its Form 10-K on March 22, 2013.

On May 14, 2013, the Company entered into a Separation and Release Agreement (“Agreement”) with Leichtweis.  Pursuant to the Agreement:

(i)	effective May 24, 2013 (“Separation Date”), Leichtweis voluntarily terminated and retired as an employee of the Company, Senior Vice President of the Company and President of SEC;

Index
(ii)
the Leichtweis Employment Agreement dated October 31, 2011 between the Company and Leichtweis was terminated in all respects, except for the “Confidentiality of Trade Secrets and Business Information” (“Section 7”) clause of the Leichtweis Employment Agreement.  No severance and Special Bonus (as defined in the Leichtweis Employment Agreement) were payable to Leichtweis under the Leichtweis Employment Agreement.  Leichtweis was paid all accrued salary, vacation and any benefit under the employee’s benefit plan to Separation Date.  Leichtweis’ voluntary termination of employment with the Company was for reasons other than for “Good Reason”  (as defined by Leichtweis Employment Agreement) and is within the meaning of Treasury Regulation § 1.409A-1(h)(1) as of the Separation Date;

(iii)
the Management Incentive Plan (“MIP”) effective as of November 1, 2011, as amended on July 12, 2012 (see “2012 Management Incentive Plans” below for further information regarding this plan), for the benefit of Leichtweis was forfeited and cancelled.  No payment was payable under the MIP as of the Separation Date;

(iv)
After given the effect of the reverse stock split, a nonqualified stock option (the “Option”) granted to Leichtweis on October 31, 2011, which provided for the purchase of up to 50,000 shares of the Company’s Common Stock at $6.75 per share pursuant to the Leichtweis Employment Agreement, was forfeited.  Within 30 days after Separation Date, Leichtweis had the option to exercise 12,500 options (amount vested) to purchase 12,500 shares of the Company’s common stock, which he elected not to exercise;

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

In connection with the Agreement, the Company also entered into a Consulting Services Agreement (“Consulting Agreement”) with Leichtweis, dated May 24, 2013 and terminating on July 23, 2014, unless sooner terminated by either party with prior 30 days’ written notice.  The Consulting Agreement provides for compensation at an hourly rate of $135 and reasonable travel and other expenses.  Pursuant to the Consulting Agreement, Leichtweis will be subject to a fourteen months confidentiality and non-compete agreement (as defined) from date of execution of the Consulting Agreement.  On June 1, 2013, Leichtweis provided the Company with written notice of termination of the Consulting Agreement.

Potential Payments
The following table sets forth the potential (estimated) payments and benefits to which our NEOs would be entitled under the Employment Agreements upon termination of employment or following a Change in Control, assuming each circumstance described below occurred on December 31, 2012.

Index
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

Dr. Louis Centofanti
Chairman of the Board,
President and Chief Executive
Officer
Severance	$	──		$271,115		$	──
Stock Options	$	──	(1)	──	(1)	$	──	(2)

Ben Naccarato
Chief Financial Officer
Severance	$	──		$214,240		$	──
Stock Options	$	──	(1)	──	(1)	$	──	(2)

Jim Blankenhorn
Chief Operating Officer
Severance	$	──		$252,350		$	──
Stock Options	$	──	(1)	──	(1)	$	──	(2)

Christopher Leichtweis
SVP and SEC President
Severance	$	──		$324,480		$	──
Stock Options	$	──	(1)	──	(1)	$	──	(2)

(1)	Benefit is estimated to be zero since the number of stock options vested that were in-the-money as of December 31, 2012 (as reported on NASDAQ) was zero.

(2)	Benefit is estimated to be zero since the number of stock options outstanding that were in-the-money as of December 31, 2012 (as reported on NASDAQ) was zero.

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

Index
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

Index
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

The Compensation Committee and the Board of Directors believed that setting the performance incentive payable under each of the 2012 MIPs as discretionary was appropriate because the market environment that the Company was operating during 2012 was unique due to the high concentration of revenue derived from the U.S. government which was in a state of flux due to the pending federal election and pressure to reduce federal spending.

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

Performance compensation was to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2012.  If the 2012 MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled 2012 MIP compensation payment period, no 2012 MIP payment would have been payable for and after such period.  The Compensation Committee retained the right to modify, change or terminate each MIP, at any time and for any reason. None of the NEOs received cash incentive bonus under the 2012 MIPs.

In connection with the Separation and Release Agreement dated May 14, 2013, entered into between the Company and the SEC President as discussed above, the SEC President’s MIP dated October 31, 2011, as amended on July 12, 2012, was forfeited and cancelled.  No payment was payable under the MIP

Mr. Robert Schreiber-Schreiber, Yonley, & Associates (“SYA”) - Bonus Plan
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

Index
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

Index
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

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($) (3)	($) (4)	($) (5)	($) (6)	($)

Dr. Louis Centofanti	2012	271,115	—	—	—	10,962	282,077
Chairman of the Board,	2011	263,218	—	—	201,692	13,125	478,035
President and Chief Executive Officer	2010	263,218	—	—	16,780	13,125	293,123

Ben Naccarato	2012	214,240	—	—	—	10,962	225,202
Vice President and Chief	2011	208,000	—	—	87,881	13,125	309,006
Financial Officer	2010	207,996	—	—	8,951	13,125	230,072

Jim Blankenhorn (1)	2012	252,350	—	—	—	10,962	263,312
Vice President and Chief Operating Officer	2011	122,500	25,000	265,721	93,866	24,601	531,688

Robert Schreiber, Jr.	2012	203,821	—	—	—	10,738	214,559
President of SYA	2011	199,140	40,000	—	—	14,503	253,643
	2010	197,685	1,000	—	—	18,023	216,708

Christopher Leichtweis (2)	2012	324,480	—	—	—	1,962	326,442
Senior Vice President and SEC President	2011	54,000	—	184,305	—	—	238,305

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

Index
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

(6)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and our 401(k) matching contribution, where applicable.

		Auto Allowance or
Name	401(k) match	Company Car	Total
Dr. Louis Centofanti	$1,962	$9,000	$10,962
Ben Naccarato	$1,962	$9,000	$10,962
Jim Blankenhorn	$1,962	$9,000	$10,962
Robert Schreiber, Jr.	$1,962	$8,776	$10,738
Christopher Leichtweis	$1,962	$—	$1,962

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis in this section and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan and 2010 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All other Option Awards:	Exercise	Grant Date
Name	Grant Date	Threshold $	Target $		Maximum $		Number of Securities Underlying Options (#)	or Base Price of Option Awards ($/Sh)	Fair Value of Option Awards ($)

Dr. Louis Centofanti	N/A	—	—		235,870	(1)	—	—	—

Ben Naccarato	N/A	—	—		94,266	(1)	—	—	—

Jim Blankenhorn	N/A	—	—		219,544	(1)	—	—	—

Robert Schreiber, Jr.	N/A	—	—		—		—	—	—

Christopher Leichtweis	N/A	—	360,000	(2)	720,000	(2)	—	—	—

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

Index
Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2012

	Option Awards (4)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	20,000	—		—	10.95	2/27/2013
	30,000	—		—	11.40	8/5/2014

Ben Naccarato	4,000	—		—	7.20	10/28/2014
	8,000	—		—	11.40	8/5/2014
	15,000	—			7.10	2/26/2015

Jim Blankenhorn	20,000	60,000	(2)	—	7.85	7/25/2017

Robert Schreiber, Jr.	10,000	—		—	10.95	2/27/2013
	5,000	—		—	11.40	8/5/2014

Christopher Leichtweis	12,500	37,500	(3)	—	6.75	10/31/2021

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

(4)	After giving effect to the reverse stock split.

None of the Company’s NEOs exercised options during 2012.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2012, we provided the following annual compensation to directors who are not employees:

•
on the date of our 2012 Annual Meeting, each of our five continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   The grant date fair value of each option award received by our non-employee directors was $3.55 per share, after giving effect to the reverse stock split;

•	a quarterly director fee of $6,500. This quarterly fee was increased to $8,000 effective April 1, 2012;
•
an additional quarterly fee of $1,000 to the chairman of our R&D Committee, which was disbanded on September 13, 2012 (see “Item 10 – Directors, Executive Officers and Corporate Governance – Research and Development Committee” for further information regarding this committee);

Index
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

(3)
Options granted under the Company’s 2003 Outside Director Plan resulting from re-election to the Board of Directors on September 13, 2012.  Options are for a 10 year period with an exercise price of $5.50 per share and are fully vested in six months from grant date.  The value of the option award for each outside director is calculated based on the fair value of the option per share ($3.55) on the date of grant times the number of options granted, which was 2,400 (after giving effect to the reverse stock split) for each director, pursuant to ASC 718, “Compensation – Stock Compensation.”  The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2012:

Options Outstanding as of
Name	December 12, 2012 (5)
Mark A. Zwecker	24,000
Jack Lahav	24,000
Joe R. Reeder	27,000
Charles E. Young	27,600
Larry M. Shelton	20,400

(4)	Elected not to stand for re-election at the Company’s 2012 Annual Meeting of Stockholders held on September 13, 2012.

(5)	Giving effect to the reverse stock split.

Index
2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each re-election date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 163,200 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan, of which 151,200 were vested as of December 31, 2012, after giving effect to the reverse stock split.

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

As of December 31, 2012, we have issued 222,893 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

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

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of February 20, 2013, after giving effect to the reverse stock split, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership (4)	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	1,696,860	15.08%
Rutabaga Capital Management (3)	Common	740,025	6.58%

Index
(1)
The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 11,254,467 shares of Common Stock outstanding (excludes 7,642 shares held in treasury) on February 20, 2012, after giving effect to the reverse stock split, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2)
This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (the “Commission”) on February 7, 2013, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 1,642,980 (4) of such shares and shares dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(3)
This information is based on the Schedule 13G/A filed with the Commission on February 15, 2013, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 645,199 (4) shares and shared voting power over 94,827 (4) shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA  02109.

(4)	Giving effect to the reverse stock split.

Capital Bank represented to us that:
•
As of February 20, 2013, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 1,501,394 shares of our Common Stock, after giving effect to the reverse stock split.;

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

Index
Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (*)
Capital Bank Grawe Gruppe	Common	1,501,394(+)	13.34%

(*)  This calculation is based upon 11,254,467 shares of Common Stock outstanding on February 20, 2013, after giving effect to the reverse stock split, plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

(+) This amount is the number of shares that Capital Bank has represented to us that it holds of record as nominee for, and as an agent of, certain of its accredited investors.  As of the date of this report, Capital Bank has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stocks.  Although Capital Bank is the record holder of the shares of Common Stock described in this note, Capital Bank has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act.  Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board of Directors, we do not believe that Capital Bank is our affiliate.  Capital Bank's address is Burgring 16, A-8010 Graz, Austria.  The amount has been amended given the effect of the reverse stock split.

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

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner (1)		Percent of Class (1)
Dr. Louis F. Centofanti (3)	248,305	(3)	2.20%
Jack Lahav (4)	196,115	(4)	1.74%
Joe R. Reeder (5)	155,543	(5)	1.38%
Larry M. Shelton (6)	43,443	(6)	*
Dr. Charles E. Young (7)	48,687	(7)	*
Mark A. Zwecker (8)	109,954	(8)	*
Robert Schreiber, Jr. (9)	36,058	(9)	*
Ben Naccarato (10)	27,000	(10)	*
Christopher Leichtweis (11)	161,922	(11)	1.44%
James Blankenhorn (12)	20,000	(12)	*
Directors and Executive Officers as a Group (10 persons)	1,047,027	(13)	9.10%

*Indicates beneficial ownership of less than one percent (1%).

(1)  See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.” All shares listed above give effect to the reverse stock split.

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Index
(3)  These shares include (i) 135,505 shares held of record by Dr. Centofanti, (ii) options to purchase 50,000 shares, which are immediately exercisable, and (iii) 62,800 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 172,115 shares of Common Stock held of record by Mr. Lahav, and (ii) options to purchase 21,600 shares, which are immediately exercisable and options to purchase 2,400 shares, which are exercisable on March 13, 2013.

(5)  Mr. Reeder has sole voting and investment power over these shares which include: (i) 128,543 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 24,600 shares, which are immediately exercisable, and options to purchase 2,400 shares, which are exercisable on March 13, 2013.

(6) Mr. Shelton has sole voting and investment power over these shares which include: (i) 23,043 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 18,000 shares, which are immediately exercisable, and options to purchase 2,400 shares, which are exercisable on March 13, 2013.

(7)  Dr. Young has sole voting and investment power over these shares which include: (i) 21,087 shares held of record by Dr. Young; and (ii) options to purchase 25,200 shares, which are immediately exercisable, and options to purchase 2,400 shares, which are exercisable on March 13, 2013.

(8) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 85,954 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 21,600 shares, which are immediately exercisable, and options to purchase 2,400 shares, which are exercisable on March 13, 2013.

(9) Mr. Schreiber shares voting and investment power, with his spouse, over 21,058 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 15,000 shares, which are immediately exercisable.

(10) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 27,000 shares that are immediately exercisable.

(11)Mr. Leichtweis has sole voting and investment power over these shares which include: (i) 149,422 shares of Common Stock held of record by Mr. Leichtweis, and (ii) options to purchase 12,500 shares, which are immediately exercisable.

(12) Mr. Blankenhorn has sole voting and investment power over these shares which include: options to purchase 20,000 shares that are immediately exercisable.

(13)Amount includes 235,500 options, which are immediately exercisable to purchase 235,500 shares of Common Stock, and 12,000 options which are exercisable on March 13, 2013 to purchase up to 12,000 shares of Common Stock.

Equity Compensation Plans
The following table sets forth information as of December 31, 2012, with respect to our equity compensation plans, with the number of shares and exercise price having been adjusted as though the reverse stock split was in effect as of December 31, 2012.

Index
	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	478,800	$10.15	5,286,840
Equity compensation plans not Approved by stockholders (1)	50,000	$6.75	—
Total	528,000	$9.82	5,286,840

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

As consideration for the acquisition of PFNW and PFNWR by the Company, Mr. Ferguson (or entities controlled by him):

(a)	received a total of $224,560 cash and 38,557 (after giving effect to the reverse stock split) shares of our Common Stock in July 2007; and

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

Mr. Ferguson also had a Warrant to purchase up to 27,000 of the Company’s Common Stock at $7.50 per share (after giving effect to the reverse stock split).  Mr. Ferguson did not exercise the Warrant which expired on May 8, 2012.

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

Upon the closing of the acquisition of SEHC and its subsidiaries by the Company from TNC on October 31, 2011, certain security holders of TNC (“Management Investors”) purchased, after giving the effect of the reverse stock split, 162,601 restricted shares of the Company’s Common Stock for a total consideration of approximately $1,000,000, or $6.15 a share, which was the average of the closing prices of the Company’s Common Stock as quoted on the Nasdaq during the 30 trading days ending on the trading day immediately prior to the closing of the acquisition.  The purchase of the Company’s Common Stock was pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Rule 506 of Regulation D promulgated under the Act.  Mr. Leichtweis purchased, after taking into account the reverse stock split, 149,422 of the 162,601 shares of the Company’s Common Stock for the aggregate purchase price of approximately $918,945 or $6.15 per share.  The purchase price for these shares was deducted from the consideration paid to TNC for the acquisition of SEHC.

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

The Company also had an employment agreement with Christopher Leichtweis (the “Leichtweis Employment Agreement”), containing substantially the terms described above with respect to the employment agreements of Messrs. Centofanti, Naccarato and Blankenhorn. On May 14, 2013, the Company entered into a Separation and Release Agreement with Mr. Leichtweis, which terminated Mr. Leichtweis’ employment with the Company and his position as an officer of the Company effective May 24, 2013, and voided the Leichtweis Employment Agreement (except for the “Confidentiality of Trade Secrets and Business Information (“Section 7”) clause).  Leichtweis’ termination was not “for cause” by the Company nor “for good reason” by Mr. Leichtweis (as defined in the Leichtweis Employment Agreement). See “EXECUTIVE COMPENSATION--Employment Agreements” elsewhere in this Form 10-K/A for further information on termination of the Leichtweis Employment Agreement.

Index
ITEM 14.	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO USA, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2012 and 2011, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $733,000 and $602,000, respectively.  Audit fees for 2012 include approximately $110,000 in fees and expenses incurred in connection with the restatement discussed in Note 1A to the financial statements included in this Form 10-K/A. Audit fees for 2012 and 2011 also include approximately $140,000 and $105,000, respectively, in fees related to the audits of internal control over financial reporting.

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

Index
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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	December 12, 2013
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	December 12, 2013
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	December 12, 2013
Dr. Louis F. Centofanti, Director

By	/s/ Jack Lahav	Date	December 12, 2013
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	December 12, 2013
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	December 12, 2013
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	December 12, 2013
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	December 12, 2013
Mark A. Zwecker, Director

Index
SCHEDULE II
(Restated)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011, and 2010
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other		Additions/ (Deductions) Due to Acquisition/ Divestitures		Deductions			Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts-continuing operations	$2,441	$160		$	─		$94	(b)	$2,507
Allowance for doubtful accounts-discontinued operations	$48	$6		$	─		$9	(b)	$45
Allowance for deferred tax assets (Restated)	$6,428	$(699	)(a)	$	─	$	─		$5,729

Year ended December 31, 2011:
Allowance for doubtful accounts-continuing operations	$215	$83			$2,260		$117	(b)	$2,441
Allowance for doubtful accounts-discontinued operations	$97	$175			$(163)		$61	(b)	$48
Allowance for deferred tax assets (Restated)	$6,024	$99			$503	$	─		$6,428

Year ended December 31, 2010:
Allowance for doubtful accounts-continuing operations	$226	$59		$	─		$70	(b)	$215
Allowance for doubtful accounts-discontinued operations	$70	$75		$	─		$48	(b)	$97
Allowance for deferred tax assets (Restated)	$5,774	$250		$	─	$	─		$6,024

(a)	Reversalof allowance on deferred tax asset primarily from valuation provided for state net operating loss (“NOL”).

(b)	Customer receivables deemed to be uncollectible.

Index
EXHIBIT INDEX
Exhibit No.	Description

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

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc.
3(ii)	Amended and Restated Bylaws, as amended, of Perma-Fix Environmental Services, Inc.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
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

Index
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

4.15	Letter, dated October 29, 2013, from NASDAQ Stock Market, regain compliance with Listing Rule 5550(a)(2).
4.16	Letter, dated November 14, 2013, from NASDAQ Stock Market, non-compliance with Listing Rule 5250(c)(1).
10.1	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.
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

10.40
Separation and Release Agreement dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environemental Services, Inc., incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 17, 2013.

Index
10.41
Consulting Services Agreement dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environmental Services, Inc. incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 17, 2013.

21.1	List of Subsidiaries, as incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed on March 22, 2013. (1)
23.1	Consent of BDO USA, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(1)Filed with Original Form 10-K filed on March 22, 2013.