Form 10-Q
period 2013-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2013-12-12
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at December 9, 2013
Common Stock, $.001 Par Value	11,398,931
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index
PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2013	2012
		(Restated)
ASSETS
Current assets:
Cash	$92	$4,368
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $1,955 and $2,507, respectively	12,240	11,395
Unbilled receivables - current	6,770	8,530
Retainage receivable	565	312
Inventories	456	473
Prepaid and other assets	3,208	3,282
Deferred tax assets - current	3,590	1,316
Current assets related to discontinued operations	3,794	499
Total current assets	30,750	30,210

Property and equipment:
Buildings and land	26,323	26,297
Equipment	34,839	34,657
Vehicles	661	661
Leasehold improvements	11,625	11,625
Office furniture and equipment	2,107	2,116
Construction-in-progress	484	334
	76,039	75,690
Less accumulated depreciation and amortization	(43,669)	(40,376)
Net property and equipment	32,370	35,314

Property and equipment related to discontinued operations	1,493	1,614

Intangibles and other long term assets:
Permits	16,759	16,799
Goodwill	28,037	29,186
Other intangible assets – net	3,166	3,610
Unbilled receivables – non-current	65	137
Finite risk sinking fund	21,299	21,272
Other assets	1,437	1,549
Total assets	$135,376	$139,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2013	2012
		(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,319	$8,657
Accrued expenses	6,214	6,672
Disposal/transportation accrual	1,350	2,294
Unearned revenue	5,393	3,695
Billings in excess of costs and estimated earnings	510	1,934
Current liabilities related to discontinued operations	4,999	1,512
Current portion of long-term debt	2,486	2,794
Total current liabilities	26,271	27,558

Accrued closure costs	11,463	11,349
Other long-term liabilities	723	674
Deferred tax liabilities	1,430	1,340
Long-term liabilities related to discontinued operations	1,494	1,829
Long-term debt, less current portion	13,135	11,402
Total long-term liabilities	28,245	26,594

Total liabilities	54,516	54,152

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $723 and $674, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 11,392,132 and 11,247,642 shares issued, respectively; 11,384,490 and 11,240,000 shares outstanding, respectively	11	11
Additional paid-in capital	103,353	102,864
Accumulated deficit	(23,699)	(19,103)
Accumulated other comprehensive loss	(2)	(2)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	79,575	83,682
Non-controlling interest	—	572
Total stockholders' equity	79,575	84,254

Total liabilities and stockholders' equity	$135,376	$139,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2013	2012	2013	2012

Net revenues	$19,072	$29,190	$61,685	$100,824
Cost of goods sold	15,943	24,964	53,995	88,299
Gross profit	3,129	4,226	7,690	12,525

Selling, general and administrative expenses	3,276	4,198	10,833	13,825
Research and development	520	502	1,420	1,390
Impairment loss on goodwill	—	—	1,149	—
Loss on disposal of property and equipment	—	18	2	15
Loss from operations	(667)	(492)	(5,714)	(2,705)

Other income (expense):
Interest income	8	10	27	31
Interest expense	(187)	(223)	(532)	(642)
Interest expense-financing fees	(40)	(23)	(87)	(84)
Loss on debt modification	(65)	—	(65)	—
Other	—	9	(8)	10
Loss from continuing operations before taxes	(951)	(719)	(6,379)	(3,390)
Income tax benefit	(383)	(247)	(1,943)	(1,102)
Loss from continuing operations, net of taxes	(568)	(472)	(4,436)	(2,288)

Loss from discontinued operations, net of taxes	(240)	(61)	(224)	(259)
Net loss	(808)	(533)	(4,660)	(2,547)

Net income (loss) attributable to non-controlling interest	—	21	(64)	179

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(808)	$(554)	$(4,596)	$(2,726)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$(.05)	$(.04)	$(.39)	$(.22)
Discontinued operations	$(.02)	$(.01)	$(.02)	$(.02)
Net loss per common share	$(.07)	$(.05)	$(.41)	$(.24)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$(.05)	$(.04)	$(.39)	$(.22)
Discontinued operations	$(.02)	$(.01)	$(.02)	$(.02)
Net loss per common share	$(.07)	$(.05)	$(.41)	$(.24)

Number of common shares used in computing net loss per share:
Basic	11,353	11,228	11,292	11,220
Diluted	11,353	11,228	11,292	11,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2013	2012	2013	2012

Net loss	$(808)	$(533)	$(4,660)	$(2,547)
Other comprehensive income:
Foreign currency translation gain	2	1	—	3
Total other comprehensive income	2	1	—	3

Comprehensive loss	(806)	(532)	(4,660)	(2,544)
Comprehensive income (loss) attributable to non-controlling interest	—	21	(64)	179
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(806)	$(553)	$(4,596)	$(2,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2013
(Unaudited)

				Common	Accumulated	Non-
	Common Stock		Additional	Stock	Other	controlling		Total
(Amounts in thounsands, except for share amounts)	Shares	Amount	Paid-In Capital	Held In Treasury	Comprehensive Loss	Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity
							(Restated)	(Restated)
Balance at December 31, 2012	11,247,642	11	$102,864	$(88)	$(2)	$572	$(19,103)	$84,254

Net loss	—	—	—	—	—	(64)	(4,596)	(4,660)
Distribution to non-controlling interest	—	—	—	—	—	(490)	—	(490)
Redemption of non-controlling interest	—	—	—	—	—	(18)	—	(18)
Issuance of common stock for debt	90,000	—	200	—	—	—	—	200
Issuance of warrants for debt	—	—	59	—	—			59
Issuance of common stock for services	54,490	—	151	—	—	—	—	151
Stock-based compensation	—	—	79	—	—	—	—	79
Balance at September 30, 2013	11,392,132	$11	$103,353	$(88)	$(2)	$—	$(23,699)	$79,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(4,660)	$(2,547)
Loss on discontinued operations	(224)	(259)

Loss from continuing operations	(4,436)	(2,288)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,843	4,102
Amortization of debt discount	14	12
Amortization of fair value of customer contracts	(1,298)	(3,156)
Deferred tax benefit	(2,068)	(1,237)
(Benefit) provision for bad debt and other reserves	(315)	50
Impairment loss on goodwill	1,149	―
Loss on disposal of plant, property and equipment	2	15
Foreign exchange gain	―	3
Issuance of common stock for services	151	164
Stock-based compensation	79	135
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(783)	4,061
Unbilled receivables	1,832	1,000
Prepaid expenses, inventories and other assets	1,552	3,327
Accounts payable, accrued expenses and unearned revenue	(4,396)	(11,599)
Cash used in continuing operations	(4,674)	(5,411)
Cash used in discontinued operations	(336)	(458)
Cash used in operating activities	(5,010)	(5,869)

Cash flows from investing activities:
Purchases of property and equipment	(373)	(412)
Change in restricted cash, net	―	1,500
Proceeds from sale of plant, property and equipment	―	121
Non-controlling distribution/redemption	(508)	―
Payment to finite risk sinking fund	(27)	(1,908)
Cash used in investing activities of continuing operations	(908)	(699)
Cash used in investing activities of discontinued operations	―	(2)
Cash used in investing activities	(908)	(701)

Cash flows from financing activities:
Net borrowing of revolving credit	851	―
Principal repayments of long term debt	(2,182)	(2,831)
Proceeds from issuance of long-term debt	3,000	―
Proceeds from finite risk financing	―	565
Payment of finite risk financing	―	(440)
Cash provided by (used in) financing activities of continuing operations	1,669	(2,706)
Principal repayments of long term debt for discontinued operations	(27)	(26)
Cash provided by (used in) financing activities	1,642	(2,732)

Decrease in cash	(4,276)	(9,302)
Cash at beginning of period	4,368	12,055
Cash at end of period	$92	$2,753

Supplemental disclosure:
Interest paid	$540	$717
Income taxes paid	110	470
Issuance of Common Stock for debt	200	―
Issuance of Warrants for debt	59	―

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2013.  The condensed consolidated balance sheet as of December 31, 2012 is unaudited; however, it has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.  The restatement as included in our Form 10-K/A did not impact our condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for year ended December 31, 2012, as amended, filed on December 12, 2013 with the Commission.

Reverse Stock Split
The Company effected a reverse stock split at a ratio of 1-for-5 of the Company’s Common Stock (“Common Stock”), effective as of 12:01 a.m. on October 15, 2013.  As a result of the reverse stock split, each five shares of the outstanding Common Stock and shares held in treasury were combined into one share of Common Stock without any change to the par value per share.  The reverse stock split did not affect the number of authorized shares of Common Stock which remains at 75,000,000.  As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and outstanding stock option and warrant data of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented (See “Note 12 – Subsequent Event – Reverse Stock Split” for further information).

Current Financial Position and Liquidity
During the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $4,660,000 and $3,179,000, respectively.  In the first, second and third quarters of fiscal 2013, revenues were $19,829,000, $22,784,000, and $19,072,000, respectively.  The revenue for the first nine months of 2013 and our fiscal 2012 revenue were below our expectations and internal forecasts as a result, in large part, to the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.  Our revenue during the first nine months of fiscal 2013 has been insufficient to attain profitable operations and has generated negative operating cash flow from operations; however, our backlog increased as large number of waste shipments were received late in the third quarter, which we believe should increase our revenue and benefit our operating cash flow in the fourth quarter of 2013. Our borrowing availability under our credit facility as of September 30, 2013 remains strong at $10,045,000 based on eligible collateral.

Index
The Company’s cash flow requirements during 2013 have been financed by cash on hand, operations, and our credit facility (Note 7).  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.  If we are unable to improve our revenue and working capital during the remainder of 2013, such could result in a material adverse impact on our results and liquidity, including potential impairment of our goodwill and long-lived assets balances.  Continued adverse financial conditions could result in our independent auditors expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above and in the Form 10-Q for the quarter ended June 30, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit and an net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2013.  The Company is still assessing the potential impact of adopting this guidance on our financial statements.

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

On September 12, 2013, we granted an aggregate of 18,000 options from the Company’s 2003 Outside Directors Stock Plan to our five re-elected directors and one new director at our Annual Meeting of Stockholders.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $2.79 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted during the nine months ended September 30, 2013 and 2012 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Outside Director Stock Options Granted
	September 30, 2013	September 30, 2012
Weighted-average fair value per share	$1.96	$3.55
Risk -free interest rate (1)	2.92%	1.75%
Expected volatility of stock (2)	58.88%	56.74%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

As of September 30, 2013, we had an aggregate of 227,600 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans), of which 207,600 are vested.  The weighted average exercise price of the 207,600 outstanding and fully vested employee stock options is $10.03 with a remaining weighted contractual life of 1.5 years.  Additionally, we had an aggregate of 163,200 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which 145,200 are vested. The weighted average exercise price of the 145,200 outstanding and fully vested director stock options is $10.22 with a remaining weighted contractual life of 4.8 years.  Pursuant to the reverse stock split effective October 15, 2013, the number of shares and exercise prices for all options outstanding as of September 30, 2013, have been restated to reflect the reverse stock split.

Index
The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2013 and 2012 for our employee and director stock options:

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2013	2012	2013	2012
Employee Stock Options	$22,000	$34,000	$58,000	$106,000
Director Stock Options	4,000	4,000	21,000	29,000
Total	$26,000	$38,000	$79,000	$135,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in stock-based compensation expense in the period the actual forfeitures occur or when options vest.  As of September 30, 2013, we have approximately $104,000 of total unrecognized compensation cost related to unvested options, of which $40,000 is expected to be recognized in 2013, with the remaining $64,000 in 2014.

4.	Stock Plans and Non-Qualified Option Agreement

The summary of the Company’s total Stock Plans and a Non-Qualified Stock Option Agreement (which was forfeited during the second quarter of 2013) as of September 30, 2013, as compared to September 30, 2012, and changes during the periods then ended, are presented below.  Pursuant to the reverse stock split effective October 15, 2013, the number of shares and exercise prices for all options for the periods presented below have been restated to reflect the reverse stock split.  The current year Company’s Plans consist of the 2004 and 2010 Stock Option Plans, and the 2003 Outside Directors Stock Plans:

		Weighted Average	Weighted Average
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Options outstanding Janury 1, 2013	528,800	$9.82
Granted	18,000	2.79
Exercised	─	─		$	─
Forfeited	(156,000)	8.28
Options outstanding End of Period (1)	390,800	9.66	3.2		$15,900
Options Exercisable at September 30, 2013(1)	352,800	$10.11	2.9	$	─
Options Vested and expected to be vested at September 30, 2013	390,800	$9.66	3.2		$15,900

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Options outstanding Janury 1, 2012	607,967	$9.89
Granted	12,000	5.50
Exercised	─	─		$	─
Forfeited	(85,067)	9.52
Options outstanding End of Period (1)	534,900	9.85	3.7	$	─
Options Exercisable at September 30, 2012(2)	432,900	$10.52	2.8	$	─
Options Vested and expected to be vested at September 30, 2012	534,900	$9.85	3.7	$	─

(1)	Options with exercise prices ranging from $5.50 to $14.75
(2)	Options with exercise prices ranging from $7.05 to $14.75

Index
5.	Loss Per Share

Basic loss per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.  Net income (loss) attributable to non-controlling interests are excluded from loss from continuing operations in the below calculation in accordance with ASC 260, “Earnings Per Share.”

The following is a reconciliation of basic loss per share to diluted net loss per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2013	2012	2013	2012
Loss per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Loss from continuing operations	$(568)	$(493)	$(4,372)	$(2,467)
Basic loss per share	$(.05)	$(.04)	$(.39)	$(.22)
Diluted loss per share	$(.05)	$(.04)	$(.39)	$(.22)

Loss per share from discontinued operations attributable to Perma-Fix Environemental Services, Inc. common stockholders
Loss from discontinued operations	$(240)	$(61)	$(224)	$(259)
Basic loss per share	$(.02)	$(.01)	$(.02)	$(.02)
Diluted loss per share	$(.02)	$(.01)	$(.02)	$(.02)

Weighted average common shares outstanding – basic	11,353	11,228	11,292	11,220
Potential shares exercisable under stock option plans	―	―	―	―
Potential shares upon exercise of Warrants	―	―	―	―
Weighted average shares outstanding – diluted	11,353	11,228	11,292	11,220

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:

Upon exercise of stock options	391	535	373	523
Upon exercise of Warrants	―	―	―	―

6.	Goodwill and Other Intangible Assets

Goodwill impairment
Our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary was awarded the CH Plateau Remediation Company (“CHPRC”) subcontract by CH2M Hill Plateau Remediation Company (“CH2M Hill”), effective June 19, 2008, in connection with CH2M Hill’s prime contract with the U.S. Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The CHPRC subcontract provided for a base contract period from October 1, 2008 through September 30, 2013, with an option of renewal for an additional five years.  During the second quarter of 2013, our M&EC subsidiary was notified by CH2M Hill that the subcontract will expire on September 30, 2013 and will not be renewed.  As permitted by ASC Topic 350 “Intangibles – Goodwill and Other,” when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss; accordingly, based on the Company’s analysis prepared as of June 30, 2013, we recorded a goodwill impairment charge of $1,149,000 during the three months ended June 30, 2013.  This amount represented the total goodwill for our CHPRC reporting unit – our operations under the CHPRC subcontract. The goodwill impairment charge is noncash in nature and did not affect the Company’s liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on the Company’s borrowing availability or covenants under its credit facility agreement. The CHPRC subcontract expired on September 30, 2013.

Index
The Company’s goodwill balances at September 30, 2013 are as follows: $13,690,000 for the Treatment reporting unit, $1,330,000 for the SYA reporting unit and $13,017,000 for the Safety and Ecology Corporation reporting unit.  The Company performed a preliminary internal step 1 analysis as of September 30, 2013 that indicated that the Treatment reporting unit passed step 1 by approximately 23.0%, that the SYA reporting unit passed step 1 by approximately 224.0% and the Safety and Ecology Corporation reporting unit passed step 1 by approximately 18.0%. As part of this Step 1 analysis, the Company estimated the fair values of each reporting unit based solely on the income approach, specifically the discounted cash flow (“DCF”) method, which estimates the fair value of each reporting unit. The revenue assumptions were based on projected growth rates varying from 2.0% to 85.0% over the next four years. To achieve these projections, the model assumes a recovery from the government sequestration downturn over the next four years, beginning in the fourth quarter of 2013.

The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. Management considered the current experience of lower than expected levels of revenues and operating income. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 15%, which was management’s best estimate based on the capital structure of the Company and external industry data. The Company used a terminal growth rate of four percent.  Management also considered that the Company’s total stockholders’ equity at September 30, 2013 was significantly greater than the Company’s market capitalization, which was approximately $41,775,000 based on 11,384,490 shares of common stock outstanding at September 30, 2013. While the market capitalization of approximately $41,775,000 is significantly below the Company’s stockholders’ equity, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company. The analysis prepared as of September 30, 2013 is preliminary and subject to the completion of the Company’s annual impairment test as of October 1, 2013. The completion of this analysis may result in an impairment loss being recorded in the fourth quarter of 2013.

We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including without limitation, the current economic conditions that drive both commercial and government clients to reduce spending, adverse federal governmental clients operating under reduced budgets due to Continuing Resolutions (“CR”) and government sequestration.  We believe that this has negatively impacted the amount of waste shipped to our treatment facilities, as well as jobs available in our Services Segment. Significant uncertainty exists regarding how sequestration cuts are being implemented and the challenges it is having for our industry. While members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts.  This continued financial uncertainty makes it difficult to determine the full impact on our 2013 results of operations and cash flows, including the potential impact on our goodwill balances.

Index
Other Intangible Assets
The following table summarizes information relating to the Company’s other intangible assets:

		September 30, 2013			December 31, 2012
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$499	$(143)	$356	$453	$(105)	$348
Software	3	380	(235)	145	380	(145)	235
Non-compete agreement	1.2	265	(135)	130	265	(62)	203
Customer contracts	0.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(835)	2,535	3,370	(546)	2,824
Total		$5,304	$(2,138)	$3,166	$5,258	$(1,648)	$3,610

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets noted above and also includes the only definite-lived permit, which is at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary:

Amount
Year	(In thousands)

2013 (remaining)	$496
2014	585
2015	470
2016	369
2017	355
$2,275

Amortization expense relating to intangible assets noted above and our one definite-lived permit for the Company was $185,000 and $528,000 for the three and nine months ended September 30, 2013, respectively, and $159,000 and $480,000 for the three and nine months ended September 30, 2012, respectively.

Index
7.	Long Term Debt

Long-term debt consists of the following at September 30, 2013 and December 31, 2012:

(Amounts in Thousands)	September 30, 2013	December 31, 2012
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at September 30, 2013) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for first nine months of 2013 was 3.66%. (1)	$851	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for first nine months of 2013 was 4.05%. (1)	11,810	13,524
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0%. (2)	—	352
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	156	—
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,755	—
Various capital lease and promissory note obligations, payable 2013 to 2014, interest at rates ranging from 5.2% to 8.0%.	93	391
	15,665	14,267
Less current portion of long-term debt	2,486	2,794
Less long-term debt related to assets held for sale	44	71
	$13,135	$11,402

(1)	Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)	Uncollateralized note.

(3)	Net of debt discount of ($245,000) for September 31, 2013. See “Promissory Note and Installment Agreement” below for additional information.

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

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.  We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  We agreed to pay PNC 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.  We did not pay off this loan as of October 31, 2013.

We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or LIBOR plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

In connection with the Amended Loan Agreement, we paid PNC a fee of $217,500 and incurred other direct costs of approximately $298,000, all of which are being amortized over the term of the Amended Loan Agreement as interest expense – financing fees.  As of September 30, 2013, the excess availability under our revolving credit was $10,045,000, based on our eligible receivables.

On May 9, 2013, we entered into an amendment to our Amended Loan Agreement.  This amendment waived our fixed charge coverage ratio non-compliance for the first quarter of 2013.  This amendment also changed the methodology in calculating the fixed charge coverage ratio in each subsequent quarter of 2013.  The minimum fixed charge coverage ratio requirement of 1:25 to 1:00 for each subsequent quarter of 2013 remains unchanged. As a condition of this amendment, we paid PNC a fee of $20,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged. We met our fixed charge coverage ratio covenant for the second and third quarters of 2013.

On August 2, 2013, the Company entered into another amendment to our Amended Loan Agreement.  This amendment reduced our Revolving Credit facility from $25,000,000 to $18,000,000 and removed the equipment line credit of up to $2,500,000.  All other terms of the Amended Loan Agreement remain principally unchanged. As a result of this amendment, we recorded approximately $65,000 in loss on debt modification in accordance with ASC 470-50, “Debt – Modification and Extinguishment.”

Promissory Notes and Installment Agreements
On February 12, 2013, the Company entered into an unsecured promissory note (“New Note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) from TNC on October 31, 2011.  In connection with the acquisition of SEC on October 31, 2011, as partial consideration of the purchase price, we entered into a $2,500,000 unsecured, non-negotiable promissory note (the “October Note”), bearing an annual rate of interest of 6%, payable in 36 monthly installments, with TNC.  As part of the settlement with TNC regarding the aforementioned claims, the October Note, with balance of approximately $1,460,000, was cancelled and terminated and the New Note was issued in replacement of the October Note.  The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the promissory note, with subsequent payments due on the last day of each month thereafter.  The New Note provides us the right to prepay such at any time without interest or penalty.

Index
The new Note payable to TNC included an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby TNC has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the new Note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our restricted Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of September 30, 2013.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (now known as Perma-Fix Northwest, Inc. or “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ended June 30, 2008 to June 30, 2011, as a result of our acquisition of PFNW and Perma-Fix Northwest Richland, Inc. (“PFNWR”) in June 2007.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010. The promissory note was paid in full in September 2013.  See further details of the earn-out amount in Note 8 – “Commitments and Contingencies - Earn-Out Amount.”

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”).  The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  Mr. Ferguson also served as a Company Board member from August 2007 to February 2010 and from August 2011 to September 2012. The proceeds from the Loan were used for general working capital purposes.  The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum.  The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan.  In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.25. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  We estimated the fair value of the Warrants to be approximately $59,000 using the Black-Scholes option pricing model with the following assumption:  55.54% volatility, risk free interest rate of .59%, an expected life of three years and no dividends. As further consideration for the Loan, the Company issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares.  The 90,000 shares of Common Stock and 70,000 Common Stock purchase warrants were issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.  We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.25 per share on August 2, 2013.  The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction (approximately $13,000) were recorded as a debt discount, which is being amortized over the term of the loan as interest expense – financing fees.  The number of shares of Common Stock issued to the Lenders has been adjusted to reflect the reverse stock split.  The number of shares subject to the Warrants and the exercise price under the Warrants were also adjusted to reflect the reverse stock split.

Index
The promissory note includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest (“Payoff Amount”), or the number of whole shares of our Common Stock equal to the Payoff Amount divided by the closing bid price of our Common Stock on the date immediately prior to the date of default of the promissory note, as reported by the primary national securities exchange on which our Common Stock is traded.  The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.  We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of September 30, 2013.  We will continue to monitor the fair value of the Put on a regular basis.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we were required to pay to those former shareholders of Nuvotec an earn-out amount upon meeting certain conditions for each measurement year ended June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  As of September 30, 2013, an aggregate earn-out amount of $3,896,000 has been paid as follows: (i) $2,574,000 in cash; and (ii) we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000, which was paid in thirty six equal monthly payments of approximately $40,000 consisting of interest and principal, starting October 15, 2010 (the note was paid in full in September 2013). The total $3,896,000 in earn-out amount paid to date excludes approximately an aggregate $656,000 in Offset Amount, which represents an indemnification obligation (as defined by the Merger Agreement) which is payable or may be payable to the Company by the former shareholders of Nuvotec.  Pursuant to the Merger Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS (now known as “PFNWR”) or for willful or reckless misrepresentation of any representation, warranty or covenant. The $656,000 Offset Amount (which was recorded as part of the purchase price allocation of PFNWR) represents approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW and an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW. We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.

Index
Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. We have made all of the required payments totaling $18,305,000, for this finite risk insurance policy, as amended, of which $14,472,000 has been deposited into a sinking fund account which represents a restricted cash account; $2,883,000 represented full/terrorism premium; and $950,000 represented fee payable to Chartis.  As of September 30, 2013, our financial assurance coverage amount under this policy totaled approximately $38,161,000.  We have recorded $15,403,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $931,000 on the sinking fund as of September 30, 2013.  Interest income for three and nine months ended September 30, 2013, was approximately $7,000 and $20,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000.  We have made all of the required payments on this policy, totaling $7,158,000, of which $5,700,000 has been deposited into a sinking fund account and $1,458,000 represented premium.  As of September 30, 2013, we have recorded $5,896,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $196,000 on the sinking fund as of September 30, 2013.  Interest income for the three and nine months ended September 30, 2013 totaled approximately $2,000 and $7,000, respectively.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We have renewed this policy annually from 2011 to 2013 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

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

On August 14, 2013, our PFSG facility incurred fire damage which has left it currently non-operational.  Certain equipment and portions of the building structures were damaged requiring further assessment which is currently underway. We carry general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000 (consisting of $100,000 deductible for each workers compensation, pollution, and property insurance policy), which was accrued and included within our “loss from discontinued operations” during the three months ended September 30, 2013.  As of September 30, 2013, we have recorded $123,000 for impairment of fixed assets related to the fire, and have incurred approximately $3,608,000 of other costs related to the fire.  As of September 30, 2013, we have determined that the receipt of reimbursement of these expenses from our insurer is probable in accordance with our insurance policies and have therefore, recorded a receivable for these items.  The table below details the nature of expense as well as insurance receivables related to the fire:

Index
Clean up costs	$3,472,000
Impairment of fixed assets	123,000
Incremental payroll costs	56,000
Other incremental costs	80,000
Total incurred costs through September 30, 2013	$3,731,000

Insurance recovery receivable	$3,531,000
Insurance recoveries already received	$—

The insurance receivable recorded is net of $200,000 of deductible on our property and pollution insurance policies.  The receivables and the related payables in connection with this claim are included within our current assets and current liabilities related to discontinued operations in our consolidated condensed balance sheet.

Subsequent to September 30, 2013, during October 2013, we received approximately $1,800,000 of insurance recoveries from our insurer related to this fire.  We continue to gather information related to insurance claims on this fire.

We are currently evaluating options regarding the future operation of this facility. We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of September 30, 2013, other than the write-off of the equipment damaged in the fire as discussed above.  No intangible assets exist at PFSG.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2013 and 2012. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2013	2012	2013	2012

Net revenues	$311	$533	$1,784	$1,749
Interest expense	$(7)	$(8)	$(20)	$(26)
Operating loss from discontinued operations	$(369)	$(98)	$(342)	$(392)
Income tax benefit	$(129)	$(37)	$(118)	$(133)
Loss from discontinued operations	$(240)	$(61)	$(224)	$(259)

10.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have two reporting segments, which are based on a service offering approach.  This, however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in Note 9 – “Discontinued Operations and Divestitures.”

Index
Our reporting segments are defined as follows:

TREATMENT SEGMENT, which includes:
-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and,
-	research and development activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:
-	On-site waste management services to commercial and governmental customers;
-	Technical services, which include:
o	professional radiological measurement and site survey of large government and commercial installations using advance methods, technology and engineering;
o	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
o	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and,
o	augmented engineering services (through our Schreiber, Yonley & Associates subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
▪	including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and,
▪	engineering and compliance support to other segments;
-	Nuclear services, which include:
o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
o	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; site construction; logistics; transportation; and emergency response; and
-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) of health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

Index
The table below presents certain financial information of our operating segments as of and for the three and nine months ended September 30, 2013 and 2012 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2013
	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$8,929	$10,143	$19,072	(2)	$—	$19,072
Intercompany revenues	82	11	93		—	—
Gross profit	1,801	1,328	3,129		—	3,129
Interest income	—	—	—		8	8
Interest expense	10	1	11		176	187
Interest expense-financing fees	—	—	—		40	40
Depreciation and amortization	999	248	1,247		20	1,267
Segment profit (loss)	616	387	1,003		(1,571)	(568)
Expenditures for segment assets	192	6	198		—	198

Segment Reporting for the Quarter Ended September 30, 2012
	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$11,405	$17,785	$29,190	(2)	$—	$29,190
Intercompany revenues	265	50	315		—	—
Gross profit	3,097	1,129	4,226		—	4,226
Interest income	—	—	—		10	10
Interest expense	2	4	6		217	223
Interest expense-financing fees	—	—	—		23	23
Depreciation and amortization	1,104	226	1,330		19	1,349
Segment profit (loss)	1,352	(47)	1,305		(1,777)	(472)
Expenditures for segment assets	24	1	25		—	25

Segment Reporting for the Nine Months Ended September 30, 2013
	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$26,379	$35,306	$61,685	(2)	$—	$61,685
Intercompany revenues	1,149	66	1,215		—	—
Gross profit	3,968	3,722	7,690		—	7,690
Interest income	—	—	—		27	27
Interest expense	38	(3)	35		497	532
Interest expense-financing fees	—	—	—		87	87
Depreciation and amortization	3,063	708	3,771		72	3,843
Segment profit (loss)	524	(432)	92		(4,528)	(4,436)
Expenditures for segment assets	367	6	373		—	373

Segment Reporting for the Nine Months Ended September 30, 2012
	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$34,284	$66,540	$100,824	(2)	$—	$100,824
Intercompany revenues	1,423	167	1,590		—	—
Gross profit	6,904	5,621	12,525		—	12,525
Interest income	—	—	—		31	31
Interest expense	7	9	16		626	642
Interest expense-financing fees	—	—	—		84	84
Depreciation and amortization	3,359	688	4,047		55	4,102
Segment profit (loss)	2,517	1,047	3,564		(5,852)	(2,288)
Expenditures for segment assets	266	142	408		4	412

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(2)	Includes revenues generated from CH Plateau Remediation Company (“CHPRC”) of $6,082,000 or 31.9% and $18,522,000 or 30.0% for the three and nine months ended September 30, 2013, respectively and $6,036,000 or 20.7% and $18,669,000 or 18.6% for the corresponding period of 2012, respectively.

Index
11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had income tax benefits of $383,000 and $247,000 from continuing operations for the three months ended September 30, 2013 and the corresponding period of 2012, respectively, and income tax benefits of $1,943,000 and $1,102,000 for the nine months ended September 30, 2013 and the corresponding period of 2012, respectively. The Company’s effective tax rates were approximately 40.3% and 33.4% for the three months ended September 30, 2013 and 2012, respectively, and 37.6% and 30.9% for the nine months ended September 30, 2013 and 2012, respectively.  We have treated the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit recorded during the second quarter of 2013 as a discrete item and have not included the impact of the impairment in our estimated effective tax rates for the nine months ended September 30, 2013, in accordance with ASC 740-270-30-8 (see Note 6 – “Other Intangible Assets and Goodwill” for further information regarding this goodwill impairment).

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

12.	Subsequent Events

Reverse Stock Split
At the 2013 Annual Meeting of Stockholders (the “Meeting”) held on September 12, 2013, the Company’s stockholders approved a reverse stock split at a ratio within the range of 1-for-2 to 1-for-7 and authorized the Board of Directors, without further action of the stock holders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s Common Stock and outstanding stock options and warrants at a ratio within the range of 1-for-2 to 1-for-7 at any time prior to November 8, 2013, with the exact ratio and effective date of the reverse stock split to be determined by the Board of Directors. Subsequent to the Meeting, our Board of Directors approved the ratio of the reverse stock split to be a 1-for-5 reverse stock split, with such reverse stock split to be effective October 15, 2013, upon filing of the certificate of amendment to our Restated Certificate of Incorporation, as amended.

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

As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and outstanding stock option and warrant data of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented.

Non-Compliance with NASDAQ Listing Rule 5250(c)(1)
By letter dated November 14, 2013, the NASDAQ advised the Company that since it had failed to file its Form 10-Q for the period ended September 30, 2013 (“Form 10-Q”) in a timely manner, it no longer complies with the NASDAQ Listing Rule 5250(c)(1) for continued listing, and that the Company has 60 calendar days to submit a plan to the NASDAQ to regain compliance.  If the NASDAQ accepts such plan, the NASDAQ can grant an exception to the Company for up to 180 calendar days from the due date for filing the Form 10-Q, or until May 12, 2014, to regain compliance.  Although the Company has filed its Form 10-K/A for year ended 2012 and Form 10-Q for the period ended September 30, 2013 and, if required, intends to submit a plan to NASDAQ prior to January 13, 2014 to regain compliance within the Listing Rules of the NASDAQ, acceptance of such plan is discretionary with the NASDAQ. This notification has no immediate effect on the listing of the Company’s common stock on the NASDAQ.  There can be no assurance, however, that the Company will be able to regain compliance with the listing requirement discussed above or otherwise satisfy the other NASDAQ listing criteria.

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

•	demand for our services subject to fluctuations due to variety of factors;
•	increase in revenue and cash flow in the fourth quarter 2013;
•	reduce operating cost;
•	ability to improve revenue and working capital during balance of 2013;
•	the effect of continued adverse financial results;
•	uncertainty with the federal budget and the availability of funding and sequestration;
•
significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows in the current year and in the future;

•	expect to meet our financial covenants in fourth quarter of 2013;
•	ability to improve operations and liquidity;
•	ability to continue under existing contracts with the federal government (directly or indirectly as a subcontractor;
•	successful implementation of a plan to expand into commercial and international markets;

Index
•	potential large fluctuations in revenue in each of our quarters in the near future;
•	ability to fund expenses to remediate sites from funds generated internally;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	amounts budgeted for capital expenditures during 2013;
•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
•	receipt of insurance proceeds as a result of fire damage at PFSG;
•	we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
•	successfully implement expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA;
•	economic conditions and environmental clean-up budgets improve;
•	being potentially responsible party at a remedial action site, which could have a material adverse effect;
•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements;
•	plans to increase the level of review and validation of the Company’s accounting of its deferred tax accounts in preparation of our provision for income taxes;
•	compliance with environmental regulations;
•	potential impairment loss recorded in fourth quarter of 2013;
•	demand for our services;
•	effects of sequestration costs; and
•	2013 results of operation, cash flow and goodwill balances.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

•	general economic conditions;
•	material reduction in revenues;
•	ability to meet PNC covenant requirements;
•	inability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	inability to maintain and obtain required permits and approvals to conduct operations;
•	public not accepting our new technology;
•	inability to develop new and existing technologies in the conduct of operations;
•	inability to maintain and obtain closure and operating insurance requirements;
•	inability to retain or renew certain required permits;
•	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
•	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
•	refusal of third party disposal sites to accept our waste;
•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;

Index
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
•	Risk Factors set forth in our Form 10-K/A for year 2012 and Form 10-Qs for quarters ended March 31, 2013, June 30, 2013 and September 30, 2013; and
•	Factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2012 Form 10-K/A and Form 10-Q for quarters ended March 31, 2013 and June 30, 2013.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
Revenue decreased $10,118,000 or 34.7% to $19,072,000 for the three months ended September 30, 2013 from $29,190,000 for the corresponding period of 2012 primarily due to reduced revenue within our Services Segment of approximately $7,642,000 resulting from completion/near completion of certain large contracts with the U.S. Department of Energy (“DOE”) within the nuclear services area and a large contract in the technical services area.  Revenue from our Treatment Segment was lower by $2,476,000 primarily due to lower waste volume.  Gross profit decreased $1,097,000 or 26.0%, primarily due to reduced revenue.  Selling, General, and Administrative (SG&A) expenses decreased $922,000 or 22.0% for the three months ended September 30, 2013 as compared to the corresponding period of 2012. We had a net loss of $808,000 for the three months ended September 30, 2013 as compared to a net loss of $533,000 for the corresponding period of 2012.

Business Environment, Outlook and Liquidity
During the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $4,660,000 and $3,179,000, respectively.  In the first, second and third quarters of fiscal 2013, revenues were $19,829,000, $22,784,000, and $19,072,000, respectively.  The revenue for the first nine months of 2013 and our fiscal 2012 revenue were below our expectations and internal forecasts as a result, in large part, to the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.  Our revenue during the first nine months of fiscal 2013 has been insufficient to attain profitable operations and has generated negative operating cash flow from operations; however, our backlog increased as large number of waste shipments were received late in the third quarter, which we believe should increase our revenue and benefit our operating cash flow in the fourth quarter of 2013. Our borrowing availability under our credit facility as of September 30, 2013 remains strong at $10,045,000 based on eligible collateral.

The Company’s cash flow requirements during 2013 have been financed by cash on hand, operations, and our credit facility.  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.  If we are unable to improve our revenue and working capital during the remainder of 2013, such could result in a material adverse impact on our results and liquidity, including potential impairment of our goodwill and long-lived assets balances.  Continued adverse financial conditions could result in our independent auditors expressing substantial doubt about the Company’s ability to continue as a going concern.

Index
The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.

Reverse Stock Split
At the 2013 Annual Meeting of Stockholders (the “Meeting”) held on September 12, 2013, our stockholders approved a reverse stock split at a ratio within the range of 1-for-2 to 1-for-7 and authorized the Board of Directors, without further action of the stock holders, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of the Company’s Common Stock and outstanding stock options and warrants at a ratio within the range of 1-for-2 to 1-for-7 at any time prior to November 8, 2013, with the exact ratio and effective date of the reverse stock split to be determined by the Board of Directors. Subsequent to the Meeting, our Board of Directors approved the ratio of the reverse stock split to be a 1-for-5 reverse stock split, with such reverse stock split to be effective October 15, 2013, upon filing of the certificate of amendment to our Restated Certificate of Incorporation, as amended.

We filed a certificate of amendment to our Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the reverse stock split ratio of 1-for-5 of the Company’s Common Stock (“Common Stock”).  The reverse stock split became effective as of 12:01 a.m. on October 15, 2013.  As a result of the reverse stock split, each five shares of the outstanding Common Stock and shares held in treasury were combined into one share of Common Stock without any change to the par value per share of $.001.  In addition, the number of shares covered by each outstanding stock option and warrant as of October 15, 2013, and the exercise price thereof were adjusted to reflect the reverse stock split.  The reverse stock split did not affect the number of authorized shares of Common Stock which remains at 75,000,000.  No fractional shares of Common Stock will be issued as a result of the reverse stock split.  Instead, stockholders who otherwise would be entitled to receive a fractional share of Common Stock as a consequence of the reverse stock split will be entitled to receive cash in lieu of all such fractional shares.  The primary reason for implementing this reverse stock split is to increase the market price per share of our Common Stock in order to regain compliance with the NASDAQ’s continued listing criteria related to Minimum Bid Price Rule.  On October 29, 2013, we received a letter from the NASDAQ Stock Market indicating that we had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market.  The Company’s Common Stock continues to be listed on the NASDAQ Capital Market.

As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and stock option and warrant data of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

Index
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2013	%	2012	%	2013	%	2012	%
Net revenues	$19,072	100.0	$29,190	100.0	$61,685	100.0	$100,824	100.0
Cost of goods sold	15,943	83.6	24,964	85.5	53,995	87.5	88,299	87.6
Gross profit	3,129	16.4	4,226	14.5	7,690	12.5	12,525	12.4
Selling, general and administrative	3,276	17.2	4,198	14.4	10,833	17.6	13,825	13.7
Impairment loss on goodwill	―	―	―	―	1,149	1.9	―	―
Research and development	520	2.7	502	1.7	1,420	2.3	1,390	1.4
Loss on disposal of property and equipment	―	―	18	―	2	―	15	―
Loss from operations	(667)	(3.5)	(492)	(1.6)	(5,714)	(9.3)	(2,705)	(2.7)
Interest income	8	―	10	―	27	―	31	―
Interest expense	(187)	(1.0)	(223)	(.8)	(532)	(.8)	(642)	(.6)
Interest expense-financing fees	(40)	(.2)	(23)	(.1)	(87)	(.1)	(84)	(.1)
Loss on debt modification	(65)	(.3)	―	―	(65)	(.1)	―	―
Other	―	―	9	―	(8)	―	10	―
Loss from continuing operations before taxes	(951)	(5.0)	(719)	(2.5)	(6,379)	(10.3)	(3,390)	(3.4)
Income tax benefit	(383)	(2.0)	(247)	(.9)	(1,943)	(3.1)	(1,102)	(1.1)
Loss from continuing operations	$(568)	(3.0)	$(472)	(1.6)	$(4,436)	(7.2)	$(2,288)	(2.3)

Summary – Three and Nine Months Ended September 30, 2013 and 2012

Consolidated revenues decreased $10,118,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change	% Change
Treatment
Government waste	$5,974	31.3	$8,738	29.9	$(2,764)	(31.6)
Hazardous/non-hazardous	914	4.8	604	2.1	310	51.3
Other nuclear waste	2,041	10.7	2,063	7.1	(22)	(1.1)
Total	8,929	46.8	11,405	39.1	(2,476)	(21.7)

Services
Nuclear services	8,905	46.7	12,815	43.9	(3,910)	(30.5)
Technical services	1,238	6.5	4,970	17.0	(3,732)	(75.1)
Total	10,143	53.2	17,785	60.9	(7,642)	(43.0)

Total	$19,072	100.0	$29,190	100.0	$(10,118)	(34.7)

Net Revenue
Treatment Segment revenue decreased $2,476,000 or 21.7% for the three months ended September 30, 2013 over the same period in 2012. The decrease was primarily due to lower revenue from government clients of approximately $2,764,000 or 31.6% resulting from lower waste volume.  Revenue from hazardous and non-hazardous waste was up $310,000 or 51.3% primarily due to increased remediation projects.  Services Segment revenue decreased $7,642,000 or 43.0% in the three months ended September 30, 2013 from the corresponding period of 2012 primarily as a result of the completion/near completion of certain large contracts with the DOE within the nuclear services area and a large contract in the technical services area.  The decrease in our revenue was impacted by a reduction in spending by our governmental and commercial clients in connection with the treatment of waste and new remediation projects as discussed above.

Index
Consolidated revenues decreased $39,139,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change	% Change
Treatment
Government waste	$15,275	24.8	$25,333	25.1	$(10,058)	(39.7)
Hazardous/non-hazardous	3,293	5.3	2,189	2.2	1,104	50.4
Other nuclear waste	7,811	12.7	6,762	6.7	1,049	15.5
Total	26,379	42.8	34,284	34.0	(7,905)	(23.1)

Services
Nuclear services	30,348	49.2	49,057	48.7	(18,709)	(38.1)
Technical services	4,958	8.0	17,483	17.3	(12,525)	(71.6)
Total	35,306	57.2	66,540	66.0	(31,234)	(46.9)

Total	$61,685	100.0	$100,824	100.0	$(39,139)	(38.8)

Net Revenue
Treatment Segment revenue decreased $7,905,000 or 23.1% for the nine months ended September 30, 2013 over the same period in 2012. The decrease was primarily due to lower revenue from government clients of approximately $10,058,000 or 39.7% resulting from lower waste volume.  Revenue from hazardous and non-hazardous waste was up $1,104,000 or 50.4% primarily due to higher remediation projects.  Other nuclear waste revenue increased approximately $1,049,000 or 15.1% primarily due to higher average priced waste.  Services Segment revenue decreased $31,234,000 or 46.9% in the nine months ended September 30, 2013 from the corresponding period of 2012 primarily as a result of the completion/near completion of certain large contracts with the DOE within the nuclear services area and a large contract in the technical services area.  The decrease in our revenue was impacted by a reduction in spending by our governmental and commercial clients in connection with the treatment of waste and new remediation projects as discussed above.

Cost of Goods Sold
Cost of goods sold decreased $9,021,000 for the quarter ended September 30, 2013, as compared to the quarter ended September 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$7,128	79.8	$8,308	72.8	$(1,180)
Services	8,815	86.9	16,656	93.7	(7,841)
Total	$15,943	83.6	$24,964	85.5	$(9,021)

Cost of goods sold for the Treatment Segment decreased $1,180,000 or 14.2% primarily due to lower revenue from reduced waste volume and our continued effort in reducing our cost structure.  We saw significant reduction in salaries and payroll/healthcare related costs ($600,000) resulting from reductions in workforce which occurred in February 2013,  December 2012, and June 2012 as we continue to manage headcount and streamline our operations.  We incurred lower costs in most other categories within cost of goods sold.  Services Segment cost of goods sold decreased $7,841,000 or 47.1% primarily due to reduced revenue as discussed above.  We incurred lower costs throughout most categories within cost of goods sold.  Salaries and payroll related expenses were significantly lower ($3,800,000) resulting from reduced revenue and a reduction in workforce which occurred in February 2013. In addition, we incurred significantly lower outside services/subcontract costs ($3,800,000).  Included within cost of goods sold is depreciation and amortization expense of $1,101,000 and $1,270,000 for the three months ended September 30, 2013, and 2012, respectively.

Index
Cost of goods sold decreased $34,304,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$22,411	85.0	$27,380	79.9	$(4,969)
Services	31,584	89.5	60,919	91.6	(29,335)
Total	$53,995	87.5	$88,299	87.6	$(34,304)

Cost of goods sold for the Treatment Segment decreased $4,969,000 or 18.1% primarily due to reduced revenue from lower waste volume and our continued effort in reducing our cost structure.  We incurred lower costs throughout most categories within cost of goods sold.  We incurred significant reduction in salaries and payroll/healthcare related expenses ($2,195,000) resulting from reductions  in workforce which occurred in February 2013, December 2012, and June 2012 as we continue to manage headcount and streamline our operations.  The reduced costs mentioned above were partially offset by approximately $111,000 increase in severance expense in the nine months ended September 30, 2013 as compared to the corresponding period of 2012.  In addition, our costs for the nine months ended September 30, 2013 included $188,000 of penalty recorded in the first six months of 2013 in final settlement on July 16, 2013 by our PFNWR subsidiary with the U.S. Environmental Protection Agency, regarding certain alleged violations that our PFNWR subsidiaries had improperly stored certain mixed waste.  Services Segment cost of goods sold decreased $29,335,000 or 48.2% primarily due to reduced revenue as discussed above.  We incurred lower costs throughout most categories within cost of goods sold.  Salaries and payroll related expenses were significantly lower ($15,600,000) resulting from reduced revenue and a reduction in workforce which occurred in February 2013.  In addition, we incurred significantly lower outside services/subcontract costs ($10,500,000).  Included within cost of goods sold is depreciation and amortization expense of $3,369,000 and $3,902,000 for the nine months ended September 30, 2013, and the corresponding period of 2012, respectively.

Gross Profit
Gross profit for the quarter ended September 30, 2013, decreased $1,097,000 over 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$1,801	20.2	$3,097	27.2	$(1,296)
Services	1,328	13.1	1,129	6.3	199
Total	$3,129	16.4	$4,226	14.5	$(1,097)

The Treatment Segment gross profit decreased by $1,296,000 or 41.8% and gross margin decreased to 20.2% from 27.2% primarily due to revenue decrease from lower waste volume, revenue mix, and our fixed cost structure.   In the Services Segment, gross profit increased $199,000 or 17.6% and gross margin increased from 6.3% to 13.1% primarily due to lower headcount resulting from the reduction in workforce which occurred in February 2013 and our continued efforts to streamline all other costs.

Gross profit for the nine months ended September 30, 2013, decreased $4,835,000 over 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Treatment	$3,968	15.0	$6,904	20.1	$(2,936)
Services	3,722	10.5	5,621	8.4	(1,899)
Total	$7,690	12.5	$12,525	12.4	$(4,835)

The Treatment Segment gross profit decreased $2,936,000 or 42.5% and gross margin decreased to 15.0% from 20.1% primarily due to decreased revenue from lower waste volume, revenue mix and the impact of our fixed costs. We continue to streamline our cost structure as evidenced in the significant reduction in salaries and payroll/healthcare related costs as noted in our discussion above.  The reduced gross profit also included a $188,000 penalty recorded for our PFNWR subsidiary as discussed above.  In the Services Segment, gross profit decreased $1,899,000 or 33.8% due to reduced revenue as discussed in the revenue section above; however, the increase in margin was attributed to our continued efforts in reducing our costs.

Index
Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $922,000 for the three months ended September 30, 2013, as compared to the corresponding period for 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Administrative	$1,256	—	$1,528	—	$(272)
Treatment	792	8.9	958	8.4	(166)
Services	1,228	12.1	1,712	9.6	(484)
Total	$3,276	17.2	$4,198	14.4	$(922)

The decrease in administrative SG&A was primarily the result of lower outside service expenses resulting from fewer corporate legal, consulting and business matters ($199,000) and lower salaries and payroll related expenses ($68,000).  Treatment SG&A was lower primarily due to lower outside services costs from fewer legal and subcontract matters ($64,000) and lower general expenses ($50,000).  Services SG&A was lower primarily due to lower salaries and payroll related expenses ($136,000) and lower general expenses ($100,000). Bad debt expense was significantly lower ($400,000) resulting from the collection of accounts receivable previously reserved in our allowance for doubtful account for a certain fixed price contract.  This lower cost was partially offset by higher legal expenses ($252,000) incurred in settlement and collection of the above mentioned accounts receivable and other legal matters.  Included in SG&A expenses is depreciation and amortization expense of $112,000 and $79,000 for the three months ended September 30, 2013, and 2012, respectively.

SG&A expenses decreased $2,992,000 for the nine months ended September 30, 2013, as compared to the corresponding period for 2012, as follows:

(In thousands)	2013	% Revenue	2012	% Revenue	Change
Administrative	$3,764	—	$5,053	—	$(1,289)
Treatment	2,982	11.3	3,109	9.1	(127)
Services	4,087	11.6	5,663	8.5	(1,576)
Total	$10,833	17.6	$13,825	13.7	$(2,992)

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer corporate legal, consulting and business matters ($590,000), lower payroll and healthcare costs ($390,000), lower travel expenses and lower public company expense.  During the second quarter of 2012, we wrote off approximately $117,000 in costs related to our shelf registration statement on Form S-3 which expired on June 26, 2012.  In addition, general expenses were lower throughout all categories.  Treatment SG&A was lower primarily due to lower outside services costs from fewer legal and subcontract matters ($56,000), lower general expenses ($46,000) in various categories, and lower healthcare costs ($25,000). The lower cost was partially offset by higher bad debt expense ($34,000).  Services SG&A was lower in most categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount due to completion of integration of administrative functions ($790,000), lower travel expenses ($100,000), lower general expenses ($220,000) and lower bad debt expense of approximately $400,000 as discussed above.  The lower cost was partially offset by higher legal expenses incurred in settlement and collection of the accounts receivable mentioned above and other legal matters.  Included in SG&A expenses is depreciation and amortization expense of $313,000 and $200,000 for the nine months ended September 30, 2013 and 2012, respectively.

Index
Goodwill Impairment
During the second quarter of 2013, we determined that the estimated fair value of our CH Plateau Remediation Company (“CHPRC”) reporting unit was less than the net book value indicating that its allocated goodwill was impaired; accordingly, we recorded a goodwill impairment charge of $1,149,000, which represented the total goodwill for our CHPRC reporting unit – our operations under the CHPRC subcontract.  Our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary was awarded the CHPRC subcontract by CH2M Hill Plateau Remediation Company (“CH2M Hill”), effective June 19, 2008, in connection with CH2M Hill’s prime contract with the DOE, relating to waste management and facility operations at the DOE’s Hanford, Washington site. The CHPRC subcontract provided for a base contract period from October 1, 2008 through September 30, 2013, with an option of renewal for an additional five years.  During the second quarter of 2013, our M&EC subsidiary was notified by CH2M Hill that the subcontract will expire on September 30, 2013 and will not be renewed.  The CHPRC subcontract expired on September 30, 2013.  The impairment charge is noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.  During the third quarter of 2013, we completed a preliminary assessment of the fair value of our three remaining reporting units and the potential for goodwill impairment. Our preliminary assessment for Treatment Segment, SYA and Safety & Ecology Corporation reporting units indicated that their fair values were greater than their net book values with no initial indication of goodwill impairment.

The Company’s goodwill balances at September 30, 2013 are as follows: $13,690,000 for the Treatment reporting unit, $1,330,000 for the SYA reporting unit and $13,017,000 for the Safety and Ecology Corporation reporting unit.  The Company performed a preliminary internal step 1 analysis as of September 30, 2013 that indicated that the Treatment reporting unit passed step 1 by approximately 23.0%, that the SYA reporting unit passed step 1 by approximately 224.0% and the Safety and Ecology Corporation reporting unit passed step 1 by approximately 18.0%. As part of this Step 1 analysis, the Company estimated the fair values of each reporting unit based solely on the income approach, specifically the discounted cash flow (“DCF”) method, which estimates the fair value of each reporting unit. The revenue assumptions were based on projected growth rates varying from 2.0% to 85.0% over the next four years. To achieve these projections, the model assumes a recovery from the government sequestration downturn over the next four years, beginning in the fourth quarter of 2013.

The DCF model was prepared using revenue and expense projections based on the Company’s current operating plan. Management considered the current experience of lower than expected levels of revenues and operating income. As such, a number of significant assumptions and estimates are involved in the application of the DCF model to forecast revenue growth, price changes, gross profits, operating expenses and operating cash flows. The cash flows were discounted using a weighted average cost of capital of 15%, which was management’s best estimate based on the capital structure of the Company and external industry data. The Company used a terminal growth rate of four percent.  Management also considered that the Company’s total stockholders’ equity at September 30, 2013 was significantly greater than the Company’s market capitalization, which was approximately $41,775,000 based on 11,384,490 shares of common stock outstanding at September 30, 2013. While the market capitalization of approximately $41,775,000 is significantly below the Company’s stockholders’ equity, the market capitalization metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company. The analysis prepared as of September 30, 2013 is preliminary and subject to the completion of the Company’s annual impairment test as of October 1, 2013. The completion of this analysis may result in an impairment loss being recorded in the fourth quarter of 2013.

We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including without limitation, the current economic conditions that drive both commercial and government clients to reduce spending, adverse federal governmental clients operating under reduced budgets due to Continuing Resolutions (“CR”) and government sequestration.  We believe that this has negatively impacted the amount of waste shipped to our treatment facilities, as well as jobs available in our Services Segment. Significant uncertainty exists regarding how sequestration cuts are being implemented and the challenges it is having for our industry. While members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts.  This continued financial uncertainty makes it difficult to determine the full impact on our 2013 results of operations and cash flows, including the potential impact on our goodwill balances.

Index
Interest Expense
Interest expense decreased $36,000 and $110,000 for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding period of 2012.

	Three Months			Nine Months
(In thousands)	2013	2012	Change	2013	2012	Change
PNC interest	$141	$168	$(27)	$428	$478	$(50)
Other	46	55	(9)	104	164	(60)
Total	$187	$223	$(36)	$532	$642	$(110)

The decrease in interest expense for the quarter ended September 30, 2013 was primarily due to reducing Term Loan balance from monthly payments.  In addition, interest expense was lower resulting from lower averaged Revolving Credit balance.  Interest expense decreased approximately $110,000 for the nine months ended September 30, 2013 as compared to the corresponding period of 2012 primarily due to reducing Term Loan balance from monthly payments.  In addition, interest expense was lower from a reduced loan balance and termination of the $2,500,000 note we entered into with TNC from the acquisition of SEC on October 31, 2011 and a reducing loan balance of the $1,322,000 earn-out note dated September 28, 2010, which was paid in full in September 2013.  The lower interest expense mentioned above was partially offset by higher interest expense resulting from higher averaged Revolving Credit balance and the $3,000,000 loan the Company entered into with Messrs. Ferguson and Lampson on August 2, 2013.  See “Liquidity and Capital Resources – Financing Activities” below for further details of these notes.

Interest Expense- Financing Fees
Interest expense-financing fees increased approximately $17,000 for the three months ended September 30, 2013, as compared to the corresponding period of 2012.  The increase was primarily due to the debt discount amortized as financing fees in connection with the issuance of our common stock and two purchase Warrants as consideration for the Company receiving a $3,000,000 loan from Messrs. Robert Ferguson and William Lampson on August 2, 2013.  See “Financing Activities” in this section for further discussion of this loan.  No significant change in interest expense-financing fees occurred for the nine months ended September 30, 2013 as compared to the corresponding period of 2012.

Income Tax Benefit
We had income tax benefits of $383,000 and $247,000 from continuing operations for the three months ended September 30, 2013 and the corresponding period of 2012, respectively, and income tax benefits of $1,943,000 and $1,102,000 for the nine months ended September 30, 2013 and the corresponding period of 2012, respectively. The Company’s effective tax rates were approximately 40.3% and 33.4% for the three months ended September 30, 2013 and 2012, respectively, and 37.6% and 30.9% for the nine months ended September 30, 2013 and 2012, respectively.  We have treated the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit recorded during the second quarter of 2013 as a discrete item and have not included the impact of the impairment in our estimated effective tax rates for the nine months ended September 30, 2013, in accordance with ASC 740-270-30-8.  We estimate our tax liability based on our estimated annual effective tax rate, which is based on our expected annual income (loss), statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

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

On August 14, 2013, our PFSG facility incurred fire damage which has left it currently non-operational.  Certain equipment and portions of the building structures were damaged requiring further assessment which is currently underway. We carry general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000 (consisting of $100,000 deductible for each workers compensation, pollution, and property insurance policy), which was accrued and included within our “loss from discontinued operations” during the three months ended September 30, 2013.  As of September 30, 2013, we have recorded $123,000 for impairment of fixed assets related to the fire, and have incurred approximately $3,608,000 of other costs related to the fire.  As of September 30, 2013, we have determined that the receipt of reimbursement of these expenses from our insurer is probable in accordance with our insurance policies and have therefore, recorded a receivable for these items.  The table below details the nature of expense as well as insurance receivables related to the fire:

Clean up costs	$3,472,000
Impairment of fixed assets	123,000
Incremental payroll costs	56,000
Other incremental costs	80,000
Total incurred costs through September 30, 2013	$3,731,000

Insurance recovery receivable	$3,531,000
Insurance recoveries already received	$—

The insurance receivable recorded is net of $200,000 of deductible on our property and pollution insurance policies.  The receivables and the related payables in connection with this claim are included within our current assets and current liabilities related to discontinued operations in our consolidated condensed balance sheet.

Subsequent to September 30, 2013, during October 2013, we received approximately $1,800,000 of insurance recoveries from our insurer related to this fire.  We continue to gather information related to insurance claims on this fire.

We are currently evaluating options regarding the future operation of this facility. We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of September 30, 2013, other than the write-off of the equipment damaged in the fire as discussed above.  No intangible assets exist at PFSG.

Our discontinued operations had net revenue of $311,000 and $1,784,000 for the three and nine months ended September 30, 2013, as compared to $533,000 and $1,749,000 for the corresponding period of 2012.  We had net losses of $240,000 and $224,000 for our discontinued operations for the three and nine months ended September 30, 2013, respectively, as compared to net losses of $61,000 and $259,000 for the three and nine months ended September 30, 2012, respectively.

Index
Assets related to discontinued operations totaled $5,287,000 and $2,113,000 as of September 30, 2013, and December 31, 2012, respectively, and liabilities related to discontinued operations totaled $6,493,000 and $3,341,000 as of September 30, 2013, and December 31, 2012, respectively.

Liquidity and Capital Resources
During the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company incurred net losses of $4,660,000 and $3,179,000, respectively.  In the first, second and third quarters of fiscal 2013, revenues were $19,829,000, $22,784,000, and $19,072,000, respectively.  The revenue for the first nine months of 2013 and our fiscal 2012 revenue were below our expectations and internal forecasts as a result, in large part, to the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.  Our revenue during the first nine months of fiscal 2013 has been insufficient to attain profitable operations and has generated negative operating cash flow from operations; however, our backlog increased as large number of waste shipments were received late in the third quarter, which we believe should increase our revenue and benefit our operating cash flow in the fourth quarter of 2013. Our borrowing availability under our credit facility as of September 30, 2013 remains strong at $10,045,000 based on eligible collateral.

The Company’s cash flow requirements during 2013 have been financed by cash on hand, operations, and our credit facility.  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.  If we are unable to improve our revenue and working capital during the remainder of 2013, such could result in a material adverse impact on our results and liquidity, including potential impairment of our goodwill and long-lived assets balances.  Continued adverse financial conditions could result in our independent auditors expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.

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

At September 30, 2013, we had cash of $92,000.  The following table reflects the cash flow activities during the nine months of 2013:

(In thousands)	2013
Cash used in operating activities of continuing operations	$(4,674)
Cash used in operating activities of discontinued operations	(336)
Cash used in investing activities of continuing operations	(908)
Cash provided by financing activities of continuing operations	1,669
Principal repayment of long-term debt for discontinued operations	(27)
Decrease in cash	$(4,276)

As of September 30, 2013, we were in a net borrowing position (revolving credit facility) and therefore attempt to move all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at September 30, 2013, primarily represents cash provided by operations and minor petty cash and local account balances used for miscellaneous services and supplies.

Index
Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $12,240,000 at September 30, 2013, an increase of 845,000 from the December 31, 2012 balance of $11,395,000.  The increase was primarily due to timing of our invoicing due to high waste shipments received toward the latter part of the third quarter of 2013.

As of September 30, 2013, unbilled receivables totaled $6,835,000, a decrease of $1,832,000 from the December 31, 2012 balance of $8,667,000.  Treatment unbilled receivables decreased $860,000 from $5,147,000 as of December 31, 2012 to $4,287,000 as of September 30, 2013.  Services Segment unbilled receivables (which are all current) decreased $972,000 from a balance of $3,520,000 as of December 31, 2012 to $2,548,000 as of September 30, 2013.  The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues including, but not limited, to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2013 was $6,770,000, a decrease of $1,760,000 from the balance of $8,530,000 as of December 31, 2012. The long term portion as of September 30, 2013 was $65,000, a decrease of $72,000 from the balance of $137,000 as of December 31, 2012.

Disposal/transportation accrual as of September 30, 2013, totaled $1,350,000, a decrease of $944,000 over the December 31, 2012 balance of $2,294,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  As the majority of disposal accrual is impacted by on-site waste inventory, during the first nine months of 2013, we shipped more waste for disposal which is reflected in a lower inventory on-site as compared to year end.

Our working capital was $4,479,000 (which included working capital of our discontinued operations) as of September 30, 2013, as compared to a working capital of $2,652,000 as of December 31, 2012. Our working capital was impacted primarily by the increase in our deferred tax assets resulting from our net operating losses.  See further discussion of our liquidity in “Business Environment, Outlook and Liquidity” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investing Activities
For the nine months ended September 30, 2013, our purchase of capital equipment totaled approximately $373,000. These expenditures were primarily for improvements to our Treatment Segment.   These capital expenditures were funded by the cash provided by operating activities. We have budgeted approximately $2,500,000 for 2013 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.

Financing Activities
The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender, replacing our previous Loan Agreement with PNC.  The Amended Loan Agreement provides us with the following credit facilities: (a) up to $25,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined); (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization); and (c) equipment line of credit up to $2,500,000, subject to certain limitations.  The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.  We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  We agreed to pay PNC 0.5% of the total financing if we pay off our obligations after October 31, 2012, but prior to or on October 31, 2013. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013. We did not pay off this loan as of October 31, 2013.

Index
We have the option of paying an annual rate of interest due on the revolving credit facility at prime plus 2% or London Interbank Offer Rate (“LIBOR”) plus 3% and the term loan and equipment credit facilities at prime plus 2.5% or LIBOR plus 3.5%.

On August 2, 2013, the Company entered into an Amendment to our Amended Loan Agreement.  This Amendment reduced our Revolving Credit facility from $25,000,000 to $18,000,000 and removed the equipment line credit of up to $2,500,000.  All other terms of the Amended Loan Agreement remain principally unchanged.   As a result of this amendment, we recorded approximately $65,000 in loss on debt modification in accordance with ASC 470-50, “Debt – Modification and Extinguishment.” As of September 30, 2013, the excess availability under our revolving credit was approximately $10,045,000, based on our eligible receivables.

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

We met our financial covenants in each of the quarters in 2012.  As discussed above, our fixed charge coverage ratio non-compliance for the first quarter of 2013 was waived by PNC and we met our fixed charge ratio for the second and third quarter of 2013.  We expect to meet our financial covenants in the fourth quarter of 2013.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2013:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.25:1	0.64:1	2.21:1	1.30:1
Minimum tangible adjusted net worth	$30,000	$55,349	$55,106	$51,537

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

Index
In connection with the acquisition of Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”) in June 2007, we issued a promissory note, dated September 28, 2010, in the principal amount of $1,322,000 to the former shareholders of Nuvotec (now known as PFNW) in connection with an earn-out amount that we were required to pay upon meeting certain conditions for each measurement year ended June 30, 2008 to June 2011.  The note provides for 36 equal monthly payments of $40,000, consisting of interest (annual interest rate of 6%) and principal, starting October 15, 2010.  We made the final note payment in September 2013.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”).  The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  Mr. Ferguson also served as a Company Board member from August 2007 to February 2010 and from August 2011 to September 2012. The proceeds from the Loan were used for general working capital purposes.  The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum.  The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan.  In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.25. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  We estimated the fair value of the Warrants to be approximately $59,000 using the Black-Scholes option pricing model with the following assumption:  55.54% volatility, risk free interest rate of .59%, an expected life of three years and no dividends. As further consideration for the Loan, the Company issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares.  The 90,000 shares of Common Stock and 70,000 Common Stock purchase warrants were issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.  We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.25 per share on August 2, 2013.  The fair value of the Warrants and Common Stock the related closing fees incurred from the transaction (approximately $13,000) was recorded as a debt discount, which is being amortized over the term of the loan as interest expense – financing fees.  The number of shares of Common Stock issued to the Lenders has been adjusted to reflect the reverse stock split.  The number of shares subject to the Warrants and the exercise price under the Warrants were also adjusted to reflect the reverse stock split.

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.   We believe that our cash flow from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations.

Index
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016 - 2017	After 2017
Long-term debt (1)	$15,867	$645	$6,829	$8,393	$—
Interest on fixed rate long-term debt (2)	185	25	149	11	—
Interest on variable rate debt (3)	1,226	132	848	246	—
Operating leases	3,060	232	1,538	1,116	174
Pension withdrawal liability (4)	115	65	50	—	—
Environmental contingencies (5)	1,566	12	1,190	164	200
Total contractual obligations	$22,008	$1,111	$10,604	$9,919	$374

 (1) Amount excludes debt discount of approximately $245,000 in connection with common stock and two purchase warrants issued in connection with a $3,000,000 loan the Company entered into with Messrs. Robert Ferguson and William Lampson on August 2, 2013.  See “Liquidity and Capital Resources – Financing Activities” for further information on this promissory notes.

 (2) Interest is calculated based on terms of the $3,000,000 promissory note the Company entered into with Messrs. Ferguson and Lampson on August 2, 2013 and a promissory note entered into with TNC on February 12, 2013.  See “Liquidity and Capital Resources – Financing Activities” for further information on these promissory notes.

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

(5) The environmental contingencies and related assumptions are discussed further in the “Environmental Contingencies” section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.

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

Legal Matters:
Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”),  to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. This matter is currently set to proceed to trial on May 13, 2014.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor (including the customers as discussed below) to the federal government, representing approximately $13,094,000 or 68.7% and $40,895,000 or 66.3% of our total revenue from continuing operations during the three and nine months ended September 30, 2013, respectively, as compared to $23,913,000 or 81.9% and $83,971,000 or 83.3% of our total revenue from continuing operations during the corresponding period of 2012, respectively.  As previously discussed, the reductions are due to a variety of negative conditions, most of which are beyond our control, including current economic conditions, sequestration, government deficits and reduced spending for waste treatment and remediation of contaminated sites by the federal government.

Revenues from CHPRC totaled $6,082,000 or 31.9% and $18,522,000 or 30.0% for the three and nine months ended September 30, 2013, respectively, as compared to $6,036,000 or 20.7% and $18,669,000 or 18.6% for the corresponding period of 2012, respectively.  Revenue generated from CHPRC includes revenue generated from the CHPRC subcontract (a cost plus award fee subcontract) at our Services Segment and three waste processing contracts at our Treatment Segment.

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

Non-Compliance with NASDAQ Listing Rule 5250(c)(1). By letter dated November 14, 2013, the NASDAQ advised the Company that since it had failed to file its Form 10-Q for the period ended September 30, 2013 (“Form 10-Q”) in a timely manner, it no longer complies with the NASDAQ Listing Rule 5250(c)(1) for continued listing, and that the Company has 60 calendar days to submit a plan to the NASDAQ to regain compliance.  If the NASDAQ accepts such plan, the NASDAQ can grant an exception to the Company for up to 180 calendar days from the due date for filing the Form 10-Q, or until May 12, 2014, to regain compliance.  Although the Company has filed its Form 10-K/A for year ended 2012 and Form 10-Q for the period ended September 30, 2013 and, if required, intends to submit a plan to NASDAQ prior to January 13, 2014 to regain compliance within the Listing Rules of the NASDAQ, acceptance of such plan is discretionary with the NASDAQ. This notification has no immediate effect on the listing of the Company’s common stock on the NASDAQ.  There can be no assurance, however, that the Company will be able to regain compliance with the listing requirement discussed above or otherwise satisfy the other NASDAQ listing criteria.

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

At September 30, 2013, we had total accrued environmental remediation liabilities of $1,566,000, of which $590,000 is recorded as a current liability, which reflects a decrease of $48,000 from the December 31, 2012, balance of $1,614,000.  The net decrease represents payments on remediation projects.  The September 30, 2013 current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$16	$53	$69
PFM	30	15	45
PFSG	543	830	1,373
PFMI	1	78	79
Total Liability	$590	$976	$1,566

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over LIBOR.  As of September 30, 2013, we had approximately $12,661,000 in variable rate borrowings. Assuming a 1% change in the average interest rate as of September 30, 2013, our interest cost would change by approximately $126,610.  As of September 30, 2013, we had no interest swap agreement outstanding.

We consider our direct exposure to foreign exchange rate fluctuation to be minimal.  We have a small foreign operation, Perma-Fix UK Limited - a United Kingdom corporation, located in Blaydon On Tyne, England.  As of September 30, 2013, Perma-Fix UK Limited’s assets were $47,000 or .03% of our total consolidated assets and had generated revenues of approximately $105,000 in U.S. dollars for the nine months ended September 30, 2013 (which represented 0.2% of our total revenue for continuing operations for the nine months ended September 30, 2013); therefore, increases or decreases to the value of the U.S dollar relative to the British pound would not have a material impact to our financial results.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“the Commission") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management.

On December 12, 2013, the Company restated certain of its historical financial results for the years ended December 31, 2012, 2011, and 2010 resulting from corrections to certain deferred tax accounts and concluded internal controls over financial reporting (“ICFR”) were not effective as of December 31, 2012.

Index
For additional information regarding the restatement mentioned above and the material weakness identified by management, see “Item 9A. Control and Procedures” in the Company’s Form 10-K/A – Amendment No. 1 for the year ended December 31, 2012, filed with the Commission on December 12, 2013.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our  disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, due to the existence of a material weakness in internal control over financial reporting as disclosed in the aforementioned Form 10-K/A – Amendment No. 1, the Company’s ICFR was not effective as of the end of the period covered by this report.

As a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting, management plans to increase the level of review and validation of the Company’s accounting for its deferred tax accounts in preparation of our provision for income taxes.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material developments with regard to legal proceedings previously reported or additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2012, and Item 1, Part II, of our Form 10-Q for the quarter ended June 30, 2013, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2012 and Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 except the following:

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
If our market capitalization continues to drop significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If as part of our annual review of goodwill and intangibles, we are required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

Index
It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charges would be material. We will continue to review our goodwill, other intangible assets and long-lived assets for possible impairment. We cannot be certain that a downturn in our business or changes in market conditions will not result in an impairment of goodwill or other intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations, liquidity and financial conditions.

Item 6.	Exhibits

(a)	Exhibits
3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s Form 10-K/A filed on December 12, 2013.
3(ii)	Amended and Restated Bylaws, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s Form 10-K/A filed on December 12, 2013.
4.1
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013, incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q filed on August 8, 2013.   .

4.2
Third Amended, Restated and Substituted Revolving Credit Note between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013, incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q filed on August 8, 2013.

4.3
Subordination Agreement dated August 2, 2013 by and among William Lampson and Robert Ferguson and PNC Bank, National Association, incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q filed on August 8, 2013.

4.4
Loan and Securities Purchase Agreement, dated August 2, 2013 between William N. Lampson, Robert L. Ferguson, and Perma-Fix Environmental Services, Inc., incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q filed on August 8, 2013.

4.5
Promissory Note dated August 2, 2013 between William N. Lampson, Robert L. Ferguson, and Perma-Fix Environmental Services, Inc., incorporated by reference from Exhibit 4.5 to the Company’s Form 10-Q filed on August 8, 2013.

4.6	Common Stock Purchase Warrant dated August 2, 2013 for William N. Lampson, incorporated by reference from Exhibit 4.6 to the Company’s Form 10-Q filed on August 8, 2013.
4.7	Common Stock Purchase Warrant dated August 2, 2013 for Robert L. Ferguson incorporated by reference from Exhibit 4.7 to the Company’s Form 10-Q filed on August 8, 2013.
4.8	Letter, dated October 29, 2013, from NASDAQ Stock Market, as incorporated by reference from Exhibit 4.15 to the Company’s Form 10-K/A filed on December 12, 2013.
4.9	Letter, dated November 14, 2013, from NASDAQ Stock Market as incorporated by reference from Exhibit 4.16 to the Company’s Form 10-K/A filed on December 12, 2013.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: December 12, 2013	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: December 12, 2013	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer