Form 10-Q
period 2014-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2014-05-08
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 2, 2014
Common Stock, $.001 Par Value	11,432,586
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index
PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

ASSETS
Current assets:
Cash	$39	$333
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $1,916 and $1,932, respectively	7,531	8,106
Unbilled receivables - current	5,883	4,917
Inventories	601	520
Prepaid and other assets	3,065	3,084
Current assets related to discontinued operations	731	3,114
Total current assets	17,885	20,109

Property and equipment:
Buildings and land	19,486	19,486
Equipment	35,465	35,279
Vehicles	510	610
Leasehold improvements	11,625	11,625
Office furniture and equipment	2,046	2,046
Construction-in-progress	757	630
	69,889	69,676
Less accumulated depreciation and amortization	(44,651)	(43,616)
Net property and equipment	25,238	26,060

Property and equipment related to discontinued operations	1,367	1,367

Intangibles and other long term assets:
Permits	16,731	16,744
Goodwill	1,330	1,330
Other intangible assets – net	2,834	2,980
Unbilled receivables – non-current	91	302
Finite risk sinking fund	21,314	21,307
Other assets	1,364	1,401
Total assets	$88,154	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued
(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,832	$5,462
Accrued expenses	5,251	5,201
Disposal/transportation accrual	1,984	1,385
Unearned revenue	3,332	4,149
Current liabilities related to discontinued operations	2,728	3,994
Current portion of long-term debt	3,220	2,876
Total current liabilities	22,347	23,067

Accrued closure costs	5,294	5,222
Other long-term liabilities	754	739
Deferred tax liabilities	1,042	1,012
Long-term liabilities related to discontinued operations	604	602
Long-term debt, less current portion	12,465	11,372
Total long-term liabilities	20,159	18,947

Total liabilities	42,506	42,014

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $754 and $738, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 11,427,292 and 11,406,573 shares issued, respectively; 11,419,650 and 11,398,931 shares outstanding, respectively	11	11
Additional paid-in capital	103,501	103,454
Accumulated deficit	(59,047)	(55,078)
Accumulated other comprehensive (loss) income	(14)	2
Less Common Stock in treasury, at cost; 38,210 shares	(88)	(88)
Total stockholders' equity	44,363	48,301

Total liabilities and stockholders' equity	$88,154	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2014	2013

Net revenues	$10,544	$19,829
Cost of goods sold	10,450	19,292
Gross profit	94	537

Selling, general and administrative expenses	3,212	4,186
Research and development	371	499
Loss on disposal of property and equipment	―	2
Loss from operations	(3,489)	(4,150)

Other income (expense):
Interest income	7	9
Interest expense	(153)	(145)
Interest expense-financing fees	(45)	(23)
Other	7	(8)
Loss from continuing operations before taxes	(3,673)	(4,317)
Income tax expense (benefit)	30	(1,429)
Loss from continuing operations, net of taxes	(3,703)	(2,888)

Loss from discontinued operations, net of taxes	(266)	(27)
Net loss	(3,969)	(2,915)

Net loss attributable to non-controlling interest	―	(3)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,969)	$(2,912)

Net loss per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$(.33)	$(.26)
Discontinued operations	(.02)	―
Net loss per common share	$(.35)	$(.26)

Number of common shares used in computing net loss per share:
Basic	11,419	11,254
Diluted	11,419	11,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013

Net loss	$(3,969)	$(2,915)
Other comprehensive loss:
Foreign currency translation loss	(16)	(2)
Total other comprehensive loss	(16)	(2)

Comprehensive loss	(3,985)	(2,917)
Comprehensive loss attributable to non-controlling interest	―	(3)
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(3,985)	$(2,914)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(3,969)	$(2,915)
Less: loss from discontinued operations, net of taxes	(266)	(27)

Loss from continuing operations, net of taxes	(3,703)	(2,888)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,211	1,287
Amortization of debt discount	21	―
Amortization of fair value of customer contracts	―	(422)
Deferred tax expense (benefit)	30	(1,432)
(Benefit) provision for bad debt and other reserves	(9)	5
Foreign exchange loss	(16)	(2)
Loss on disposal of plant, property and equipment	―	2
Issuance of common stock for services	64	49
Stock-based compensation	(18)	51
Changes in operating assets and liabilities of continuing operations
Accounts receivable	534	704
Unbilled receivables	(755)	2,464
Prepaid expenses, inventories and other assets	197	548
Accounts payable, accrued expenses and unearned revenue	103	(2,479)
Cash used in continuing operations	(2,341)	(2,113)
Cash provided by (used in) discontinued operations	861	(139)
Cash used in operating activities	(1,480)	(2,252)

Cash flows from investing activities:
Purchases of property and equipment, net	(213)	(116)
Payment to finite risk sinking fund	(7)	(9)
Cash used in investing activities	(220)	(125)

Cash flows from financing activities:
Net borrowing of revolving credit	2,033	988
Principal repayments of long term debt	(618)	(719)
Cash provided by financing activities of continuing operations	1,415	269
Principal repayments of long term debt for discontinued operations	(9)	(9)
Cash provided by financing activities	1,406	260

Decrease in cash	(294)	(2,117)
Cash at beginning of period	333	4,368
Cash at end of period	$39	$2,251

Supplemental disclosure:
Interest paid	$144	$155
Income taxes paid	18	25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2014.

We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Our independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $59,047,000 incurred through March 31, 2014. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. During the three months ended March 31, 2014, the Company incurred a net loss of $3,969,000. As of March 31, 2014, we have a deficit in working capital of $4,462,000.  Revenues for the three months ended March 31, 2014 were $10,544,000 and were below our expectations and internal forecasts as a result, in large part, of the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.

Index
The Company’s cash flow requirements during the three months ended March 31, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financing.  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue.  If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014.  As a result, the Company may be forced to further reduce or even curtail its operations.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA.  This includes new services, new customers and increasing market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.  In January 2014, the fiscal year 2014 Omnibus spending bill was approved by Congress and the President.  This budget, the first approved in several years, restores federal government funding cuts instituted in 2013 from sequestration and allows for new spending on projects that was not allowed under Continuing Resolutions (“CR”).

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

3.	Other Intangible Assets

The following table summarizes information relating to the Company’s other intangible assets:

		March 31, 2014			December 31, 2013
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$523	$(162)	$361	$514	$(155)	$359
Software	3	387	(281)	106	379	(258)	121
Non-compete agreement	1.2	265	(213)	52	265	(174)	91
Customer contracts	.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(1,055)	2,315	3,370	(961)	2,409
Total		$5,335	$(2,501)	$2,834	$5,318	$(2,338)	$2,980

The intangible assets are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (which include the one definite-lived permit at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary):

Index
Amount
Year	(In thousands)

2014 (remaining)	$401
2015	492
2016	419
2017	385
2018	355
$2,052

Amortization expense relating to intangible assets for the Company was $176,000 and $164,000 for the three months ended March 31, 2014 and 2013, respectively.

4.	Stock Based Compensation

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

No stock options were granted during the first quarter of 2014 or 2013.

As of March 31, 2014, we had an aggregate of 171,600 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans), of which all are vested.  The weighted average exercise price of the 171,600 outstanding and fully vested employee stock options is $10.05 with a remaining weighted contractual life of 0.4 years.  Additionally, we had an aggregate of 169,200 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which 163,200 are vested. The weighted average exercise price of the 163,200 outstanding and fully vested director stock options is $9.18 with a remaining weighted contractual life of 5.0 years.

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

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2014 and 2013 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2014	2013
Employee Stock Options	$(39,000)	$33,000
Director Stock Options	21,000	18,000
Total	$(18,000)	$51,000

Index

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the three months ended March 31, 2014 included a reduction of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014.  The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, to purchase up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period.

As of March 31, 2014, we have approximately $1,000 of total unrecognized compensation cost related to unvested options, which we expect to recognize in the second quarter of 2014.

5.	Stock Plans and Non-Qualified Option Agreement

The summary of the Company’s total Stock Plans and a Non-Qualified Stock Option Agreement (which was forfeited in second quarter of 2013) as of March 31, 2014, as compared to March 31, 2013, and changes during the periods then ended, are presented below.  The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan (last options expired February 2013), the 2004 and 2010 Stock Option Plans, and the 2003 Outside Directors Stock Plans:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Options outstanding Janury 1, 2014	362,800	$9.53
Granted	─	─
Exercised	─	─		$ ─
Forfeited	(22,000)	8.17
Options outstanding End of Period (2)	340,800	9.62	2.7	$47,790
Options Exercisable at March 31, 2014(2)	334,800	$9.73	2.6	$37,710
Options Vested and expected to be vested at March 31, 2014	340,800	$9.62	2.7	$47,790

			Weighted Average		Aggregate
		Weighted Average	Remaining		Intrinsic
	Shares	Exercise Price	Contractual Term		Value
Options outstanding Janury 1, 2013	528,800	$9.82
Granted	─	─
Exercised	─	─		$	─
Forfeited	(82,000)	10.86
Options outstanding End of Period (1)	446,800	9.63	3.8	$	─
Options Exercisable at March 31, 2013(1)	369,300	$10.12	3.3	$	─
Options Vested and expected to be vested at March 31, 2013	446,800	$9.63	3.8	$	─

(1)	Options with exercise prices ranging from $5.50 to $14.75
(2)	Options with exercise prices ranging from $2.79 to $14.75

6.	Loss Per Share

Basic loss per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.  Net loss attributable to non-controlling interests are excluded from loss from continuing operations in the below calculation in accordance with ASC 260, “Earnings Per Share.”

Index
The diluted loss per share calculations exclude options to purchase approximately 316,800 and 446,800 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, because their effect would have been antidilutive as a result of the net losses recorded in these periods.

7.	Long Term Debt

Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

(Amounts in Thousands)	March 31, 2014	December 31, 2013
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at March 31, 2014) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first quarter of 2014 was 5.2%. (1)	$2,033	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first quarter of 2014 was 3.7%. (1)	10,667	11,238
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	99	127
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,798	2,777
Various capital lease and promissory note obligations, payable 2014 to 2016, interest at rates ranging from 5.3% to 7.1%.	114	141
	15,711	14,283
Less current portion of long-term debt	3,220	2,876
Less long-term debt related to assets held for sale	26	35
	$12,465	$11,372

(1)	Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2)	Uncollateralized note.

(3)	Net of debt discount of ($202,000) and ($223,000) for March 31, 2014 and December 31, 2013, respectively. See “Promissory Notes” below for additional information.

Revolving Credit and Term Loan Agreement
The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender.  The Loan Agreement, as amended (“Amended Loan Agreement”), provides us with the following credit facilities: (a) up to $18,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) (see Note 12 – “Subsequent Events – Amendment to Amended Loan Agreement” which reduced our Revolving Credit to up to $12,000,000) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.  We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

Index
As of March 31, 2014, the excess availability under our revolving credit was $3,316,000, based on our eligible receivables.

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  On April 14, 2014, PNC waived our fixed charge coverage ratio testing requirement for the first quarter of 2014 and made certain revisions to our quarterly fixed charge coverage ratio testing requirements for the remaining quarters of 2014 (See “Note 12 – Subsequent Events – Amendment to Amendment Loan Agreement” for this waiver received and revisions made to our fixed charge coverage ratio for 2014 and other matters). Based on these revisions above, we expect to meet our quarterly fixed charge coverage ratio requirement in each of the remaining quarters of 2014. If we fail to meet the minimum quarterly fixed charge coverage ratio requirement in any of the quarters starting with the second quarter in 2014 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility.  In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Promissory Notes
On February 12, 2013, the Company entered into an unsecured promissory note with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) from TNC on October 31, 2011 (See payment terms of this promissory note in the table above).  The promissory note provides us the right to prepay such at any time without interest or penalty.

The promissory note payable to TNC included an embedded conversion option (“Conversion Option”) that can be exercised upon default, whereby TNC has the option to convert the unpaid portion of the Note into a number of whole shares of our restricted Common Stock.  The number of shares of our restricted Common Stock to be issuable under the Conversion Option is determined by the principal amount owing under the new Note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of our Common Stock as reported by the primary national securities exchange on which our Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by us of TNC’s written notice of its election to receive our restricted Common Stock as a result of the event of default by us, with the number of shares of our Common Stock issuable upon such default subject to certain limitations.  We concluded that the Conversion Option had and continues to have nominal value as of March 31, 2014.  We will continue to monitor the fair value of the Conversion Option on a regular basis.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above).  The Lenders are stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  The proceeds from the Loan were used for general working capital purposes.  In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares.  We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013.  The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized over the term of the loan as interest expense – financing fees.

Index
The promissory note includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest (“Payoff Amount”), or the number of whole shares of our Common Stock equal to the Payoff Amount divided by the closing bid price of our Common Stock on the date immediately prior to the date of default of the promissory note, as reported by the primary national securities exchange on which our Common Stock is traded.  The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.  We concluded that the Put should have been bifurcated at inception and recorded at fair value; however, the Put Option had and continues to have nominal value as of March 31, 2014.  We will continue to monitor the fair value of the Put on a regular basis.

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

Insurance
The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by the first quarter of 2012.  As of March 31, 2014, our financial assurance coverage amount under this policy totaled approximately $38,679,000.  We have recorded $15,415,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $944,000 on the sinking fund as of March 31, 2014.  Interest income for three months ended March 31, 2014, was approximately $6,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Index
In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with AIG.  The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. We have made all of the required payments on this policy. As of March 31, 2014, we have recorded $5,899,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $199,000 on the sinking fund as of March 31, 2014.  Interest income for the three months ended March 31, 2014 totaled approximately $1,000.  This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the policy and coverage requirement.  We have renewed this policy annually from 2011 to 2013 with an annual fee of $46,000.  All other terms of the policy remain substantially unchanged.

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

On August 14, 2013, our PFSG facility incurred fire damage which has left it non-operational.  Certain equipment and portions of the building structures were damaged. We carry general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000 (consisting of $100,000 deductible for each workers compensation, pollution, and property insurance policy), which was accrued and included within our “loss from discontinued operations” as of December 31, 2013.  As of March 31, 2014, we have recorded $130,000 for impairment of fixed assets related to the fire, and have incurred approximately $7,985,000 of other costs related to the fire.  As of March 31, 2014, approximately $7,287,000 in insurance proceed reimbursements have been paid by our insurers, of which $3,750,000 was paid to us, with the remaining paid directly to the vendor performing the clean-up of the facility.  We have recorded a receivable of approximately $628,000 as of March 31, 2014 as we have determined that the receipt of reimbursement of these expenses from our insurer is probable in accordance with its insurance policies.  The table below details the nature of expense as well as insurance receivables and insurance recoveries related to the fire:

Clean up costs	$7,188,000
Impairment of fixed assets	130,000
Incremental payroll costs	405,000
Other incremental costs	392,000
Total incurred costs through March 31, 2014	$8,115,000

Insurance recovery receivable	$628,000
Insurance recoveries already received	$7,287,000

The insurance receivable recorded is net of $200,000 of deductible on our property and pollution insurance policies and the insurance recoveries already received.  The receivables and the related payables in connection with this claim are included within our current assets and current liabilities related to discontinued operations in our consolidated balance sheet.

Subsequent to March 31, 2014, our insurers paid us approximately $900,000 of insurance recoveries. We continue to gather information related to insurance claims on this fire.

Index
We are currently evaluating options regarding the future operation of this facility as we undergo the rebuilding process on the part of the facility damaged by the fire. We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2014, other than the write-off of the equipment damaged in the fire as discussed above.  No intangible assets exist at PFSG.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2014 and 2013. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes.”

	Three Months Ended March 31,
Amount in Thousands	2014	2013

Net revenue	—	$663
Interest Expense	(1)	(5)
Operating loss from discontinued operations	(266)	(40)
Income tax benefit	—	(13)
Loss from discontinued operations	(266)	(27)

10.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
•	for which discrete financial information is available.

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

Index
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

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2014 and 2013 (in thousands).

Segment Reporting as of and for the Quarter Ended March 31, 2014
	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$7,673	$2,871	$10,544	$—	$10,544
Intercompany revenues	1	11	12	—	—
Gross profit (negative gross profit)	111	(17)	94	—	94
Interest income	—	—	—	7	7
Interest expense	10	—	10	143	153
Interest expense-financing fees	—	—	—	(45)	(45)
Depreciation and amortization	949	249	1,198	13	1,211
Segment loss, net of taxes	(1,174)	(1,048)	(2,222)	(1,481)	(3,703)
Expenditures for segment assets	211	2	213	—	213

Segment Reporting as of and for the Quarter Ended March 31, 2013

	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$7,341	$12,488	$19,829	$—	$19,829
Intercompany revenues	672	39	711	—	—
Gross (loss) profit	(145)	682	537	—	537
Interest income	—	—	—	9	9
Interest expense	5	(5)	—	145	145
Interest expense-financing fees	—	—	—	(23)	(23)
Depreciation and amortization	1,039	222	1,261	26	1,287
Segment loss, net of taxes	(888)	(200)	(1,088)	(1,800)	(2,888)
Expenditures for segment assets	116	—	116	—	116

(1)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

Index
11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

We had tax expense of $30,000 for continuing operations for the three months ended March 31, 2014, as compared to a tax benefit of $1,429,000 for the corresponding period of 2013.  The Company’s effective tax rate was approximately (0.8%) for the three months ended March 31, 2014 as compared to a tax rate of approximately 33.1% for the corresponding period of 2013.  The lower tax rate for the first quarter of 2014 was primarily the result of the Company continuing to record a full valuation allowance on its net deferred tax assets.

12.	Subsequent Events

Amendment to Amended Loan Agreement
On April 14, 2014, the Company entered into an Amendment to the Company’s Amended Loan Agreement with PNC Bank, our lender under the credit facility.  Pursuant to the Amendment, our lender waived and/or amended the following:
•	waived the quarterly fixed charge coverage ratio testing requirement for the first quarter of 2014;
•	allowed for the purchase of 80% of a subsidiary in Poland (“CEE Opportunity Partners Poland S.A” (or “Polish Subsidiary”) on April 4, 2014) and the formation of Perma-Fix Medical Corporation (“PFMedical” which was incorporated on January 21, 2014), neither of which shall be a credit party under our Amended Loan Agreement;
•	revised the methodology to be used in calculating the fixed charge coverage ratio in each of the subsequent quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 for each of the subsequent quarters of 2014; and
•	reduced our Revolving Credit facility from up to $18,000,000 to up to $12,000,000;
•	waived the Company’s failure to meet the minimum quarterly fixed charge coverage ratio requirement for the fourth quarter of 2013; and
•	waived the requirement that the Company’s consolidated financial statements for the year ended December 31, 2013 be issued without a going concern qualification;

As a condition of this Amendment, we agreed to pay PNC a fee of $30,000, which is being amortized over the term of the Amended Loan Agreement.  All other terms of the Amended Loan Agreement remain principally unchanged.

Based on these revisions above, we expect to meet our quarterly fixed charge coverage ratio requirement in each of the remaining quarters of 2014. If we fail to meet the minimum quarterly fixed charge coverage ratio requirement in any of the quarters starting with the second quarter in 2014 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility.  In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Resignation of Chief Operating Officer
On April 3, 2014, the Company’s Board of Directors approved the appointment by the Company on March 20, 2014 of Mr. John Lash as the Chief Operating Officer (“COO”), upon the Company’s acceptance of Mr. James A. Blankenhorn’s resignation on March 20, 2014 as the COO. Mr. Blakenhorn’s resignation was effective March 28, 2014.  Mr. Blankenhorn’s resignation was not due to a disagreement with the Company.  Upon Mr. Blankenhorn’s resignation, his employment agreement also terminated.  Mr. Lash previously served as Senior Vice President of Operations of the Company’s Treatment Segment for over ten years and has been employed by the Company since 2001 in various management positions.

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

•	significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows;
•	expect to meet our financial covenants in remaining quarters of 2014;
•	reducing operating cost;
•	ability to successfully raise additional capital and develop business plan that will generate profitable revenues;
•	successfully expand into both commercial and international market;
•	increase market share;
•	ability to continue under existing contracts with the federal government (directly or indirectly as a subcontractor;
•	increase revenues and generate positive cash flow in the remaining 2014;
•	ability to fund expenses to remediate sites from funds generated internally;
•	ability to fund budgeted capital expenditures during 2014 through our operations and lease financing;
•	fund capital expenditures;
•	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
•	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
•	increase in funding for discretionary clean-up and waste treatment projects;
•	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
•	being potentially responsible party at a remedial action site, which could have a material adverse effect; and
•	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

Index
•
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

•	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
•	inability in near term to raise capital on commercially reasonable terms;
•	refusal of third party disposal sites to accept our waste;
•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	inability to increase revenue;
•	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
•	inability to raise capital on commercially reasonable terms;
•	inability to increase profitable revenue;
•	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
•	Factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2013 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
Revenue decreased $9,285,000 or 46.8% to $10,544,000 for the three months ended March 31, 2014 from $19,829,000 for the corresponding period of 2013.  The decrease in revenue was primarily due to lower revenue in our Services Segment which had a decrease in revenue of approximately $9,617,000.  The completion of the CH Plateau Remediation Company (“CHPRC”) subcontract (under the nuclear services area) effective September 30, 2013 accounted for approximately $5,746,000 of this decrease in revenue.  This subcontract was awarded to our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary (effective June 19, 2008) in connection with CH2M Hill Plateau Remediation Company’s (“CH2M Hill”) prime contract with the U.S. Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The remaining decrease was primarily due to completion of a certain large contract with the DOE and various other contracts.  Treatment Segment revenue increased $332,000 or 4.5%.  Gross profit decreased $443,000 or 82.5%, primarily due to reduced revenue from the completion of the CHPRC subcontract in the Services Segment.  Selling, General, and Administrative (SG&A) expenses decreased $974,000 or 23.3% for the three months ended March 31, 2014 as compared to the corresponding period of 2013.

Index
Business Environment, Outlook and Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Our independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $59,047,000 incurred through March 31, 2014. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. During the three months ended March 31, 2014, the Company incurred a net loss of $3,969,000. As of March 31, 2014, we have a deficit in working capital of $4,462,000.  Revenues for the three months ended March 31, 2014 were $10,544,000 and were below our expectations and internal forecasts as a result, in large part, of the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.

The Company’s cash flow requirements during the three months ended March 31, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financing.  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue.  If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014.  As a result, the Company may be forced to further reduce or even curtail its operations.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA.  This includes new services, new customers and increasing market share in our current markets.  Although no assurances can be given, we believe we will be able to successfully implement this plan.  In January 2014, the fiscal year 2014 Omnibus spending bill was approved by Congress and the President.  This budget, the first approved in several years, restores federal government funding cuts instituted in 2013 from sequestration and allows for new spending on projects that was not allowed under Continuing Resolutions (“CR”).  The 2014 budget provides approximately $5.83 billion for the DOE’s Office of Environmental Management (“EM”), which is an effective increase in funding availability of $300,000,000 to $600,000,000.  The increase in funding allows government agencies to spend on discretionary clean-up and waste treatment projects that represents over half of Perma-Fix’s business base. Although no assurances can be given, we believe these factors provide potential increased revenues and generate positive cash flows in the remaining 2014.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

Index
	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2014	%	2013	%
Net revenues	$10,544	100.0	$19,829	100.0
Cost of good sold	10,450	99.1	19,292	97.3
Gross profit	94	.9	537	2.7
Selling, general and administrative	3,212	30.5	4,186	21.1
Research and development	371	3.5	499	2.5
Loss on disposal of property and equipment	—	—	2	—
Loss from operations	$(3,489)	(33.1)	$(4,150)	(20.9)
Interest income	7	—	9	—
Interest expense	(153)	(1.4)	(145)	(.7)
Interest expense-financing fees	(45)	(.3)	(23)	(.1)
Other	7	—	(8)	—
Loss from continuing operations before taxes	(3,673)	(34.8)	(4,317)	(21.7)
Income tax expense (benefit)	30	.3	(1,429)	(7.1)
Loss from continuing operations	$(3,703)	(35.1)	$(2,888)	(14.6)

Summary – Three Months Ended March 31, 2014 and 2013

Consolidated revenues decreased $9,285,000 for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$3,948	37.5	$4,229	21.3	$(281)	(6.6)
Hazardous/non-hazardous	927	8.8	687	3.5	240	34.9
Other nuclear waste	2,798	26.5	2,425	12.2	373	15.4
Total	7,673	72.8	7,341	37.0	332	4.5

Services
Nuclear services	1,483	14.0	10,798	54.5	(9,315)	(86.3)
Technical services	1,388	13.2	1,690	8.5	(302)	(17.9)
Total	2,871	27.2	12,488	63.0	(9,617)	(77.0)

Total	$10,544	100.0	$19,829	100.0	$(9,285)	(46.8)

Net Revenue
Treatment Segment revenue increased $332,000 or 4.5% for the three months ended March 31, 2014 over the same period in 2013. Revenue from government clients decreased approximately $281,000 or 6.6% primarily due to lower waste volume which was partially offset by higher averaged price waste.  Revenue from hazardous and non-hazardous waste was up $240,000 or 34.9% primarily due to higher waste volume.  Other nuclear waste revenue increased approximately $373,000 or 15.4% primarily due to higher averaged price waste which was partially offset by lower waste volume.  Services Segment revenue decreased $9,617,000 or 77.0% in the three months ended March 31, 2014 from the corresponding period of 2013 primarily as a result of the completion of a certain large contract (effective December 31, 2013)  with the DOE and the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area. The CHPRC subcontract generated revenue of approximately $5,746,000 in the first quarter of 2013.  In addition, reduced budgets for our federal clients in the past few years have negatively impacted our revenue in both segments as government customers have delayed or deferred projects.

Cost of Goods Sold
Cost of goods sold decreased $8,842,000 for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, as follows:

Index
(In thousands)	2014	% Revenue	2013	Revenue	% Change
Treatment	$7,562	98.6	$7,486	102.0	$76
Services	2,888	100.6	11,806	94.5	(8,918)
Total	$10,450	99.1	$19,292	97.3	$(8,842)

Cost of goods sold for the Treatment Segment increased by $76,000 or 1.0% primarily due to revenue mix. We incurred higher disposal, transportation and lab costs. We incurred lower costs in certain categories of our fixed costs.  Salaries and payroll related expenses were lower by approximately $366,000, general expenses were down by approximately $25,000, and maintenance and regulatory costs were down by approximately $274,000 as we continue to streamline our costs.  Services Segment cost of goods sold decreased $8,918,000 or 75.5% primarily due to reduced revenue as discussed above.  We incurred lower costs throughout most categories within cost of goods sold.  Salaries and payroll related expenses were lower by approximately $6,100,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in February 2013.  The remaining reduction in costs of goods sold was due to lower outside services resulting from lower revenue due to fewer projects and the completion of the CHPRC subcontract.  Included within cost of goods sold is depreciation and amortization expense of $1,057,000 and $1,141,000 for the three months ended March 31, 2014, and 2013, respectively.

Gross Profit (Negative Gross Profit)
Gross profit for the quarter ended March 31, 2014 decreased $443,000 over the corresponding period of 2013, as follows:

		%		%
(In thousands)	2014	Revenue	2013	Revenue	Change
Treatment	$111	1.4	$(145)	(2.0)	$256
Services	(17)	.6	682	5.5	(699)
Total	$94	.9	$537	2.7	$(443)

The Treatment Segment gross profit increased $256,000 or 176.6% and gross margin increased to 1.4% from a negative 2.0% primarily due to reduction of certain of our fixed costs as discussed above.  In the Services Segment, gross profit decreased $699,000 or 102.5% due to reduced revenue as discussed above.  The decrease in gross margin from 5.5% for the three months ended March 31, 2013 to a negative 0.6% for the three months ended March 31, 2014 was impacted by the completion of the CHPRC subcontract which is a higher margin subcontract; however, this decrease in margin was reduced by the reduction in additional headcount in our cost cutting effort to bring our costs in line with our revenue.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $974,000 for the three months ended March 31, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$1,259	—	$1,589	—	$(330)
Treatment	1,014	13.2	1,187	16.2	(173)
Services	939	32.7	1,410	11.3	(471)
Total	$3,212	30.5	$4,186	21.1	$(974)

Index

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer business/legal matters ($97,000), lower salaries and payroll related expenses ($56,000), lower travel expenses ($20,000), and lower general expenses in various categories ($70,000).  Stock based compensation expense was lower ($72,000) from the forfeiture of options by the Chief Operating Officer upon his voluntary resignation effective March 28, 2014 and the forfeiture of options by the President of Safety and Ecology Corporation subsidiary effective May 24, 2013.  Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount.  In addition, general expenses were lower by approximately $28,000 in various categories.  Services SG&A was lower in almost all categories.  We incurred lower travel expense ($10,000), lower outside services expenses ($22,000), lower bad debt expenses ($20,000) and lower general expenses in various categories ($97,000).  The remaining decrease in Services Segment SG&A costs was due to lower salaries and payroll related expenses resulting from reduced headcount. The overall reduction in SG&A is reflective of our continued efforts to streamline our costs.  Included in SG&A expenses is depreciation and amortization expense of $100,000 and $93,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development
Research and development costs decreased $128,000 for the three months ended March 31, 2014, as compared to the corresponding period of 2013. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes.  In the first quarter of 2013, we incurred higher lab costs from test sampling related to our Molybdenum (“Moly”) - 99 project.  Included in research and development expense is depreciation expense of $54,000 and $53,000 for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense- Financing Fees
Interest expense-financing fees increased approximately $22,000 in the first quarter of 2014 as compared to the corresponding period in 2013.  The increase was primarily due to debt discount amortized as financing fees in connection with the issuance of our Common Stock and two purchase Warrants as consideration for the Company receiving a $3,000,000 loan from Messrs. Ferguson and Lampson on August 2, 2013 (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Income Tax
We had tax expense of $30,000 for continuing operations for the three months ended March 31, 2014, as compared to a tax benefit of $1,429,000 for the corresponding period of 2013.  The Company’s effective tax rate was approximately (0.8%) for the three months ended March 31, 2014 as compared to a tax rate of approximately 33.1% for the corresponding period of 2013.  The lower tax rate for the first quarter of 2014 was primarily the result of the Company continuing to record a full valuation allowance on its net deferred tax assets.

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

On August 14, 2013, our PFSG facility incurred fire damage which has left it non-operational.  Certain equipment and portions of the building structures were damaged. We carry general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000 (consisting of $100,000 deductible for each workers compensation, pollution, and property insurance policy), which was accrued and included within our “loss from discontinued operations” as of December 31, 2013.  As of March 31, 2014, we have recorded $130,000 for impairment of fixed assets related to the fire, and have incurred approximately $7,985,000 of other costs related to the fire.  As of March 31, 2014, approximately $7,287,000 in insurance proceed reimbursements have been paid by our insurers, of which $3,750,000 was paid to us, with the remaining paid directly to the vendor performing the clean-up of the facility.  We have recorded a receivable of approximately $628,000 as of March 31, 2014 as we have determined that the receipt of reimbursement of these expenses from our insurer is probable in accordance with its insurance policies.  The table below details the nature of expense as well as insurance receivables and insurance recoveries related to the fire:

Index
Clean up costs	$7,188,000
Impairment of fixed assets	130,000
Incremental payroll costs	405,000
Other incremental costs	392,000
Total incurred costs through March 31, 2014	$8,115,000

Insurance recovery receivable	$628,000
Insurance recoveries already received	$7,287,000

The insurance receivable recorded is net of $200,000 of deductible on our property and pollution insurance policies and the insurance recoveries already received.  The receivables and the related payables in connection with this claim are included within our current assets and current liabilities related to discontinued operations in our consolidated balance sheet.

Subsequent to March 31, 2014, our insurers paid us approximately $900,000 of insurance recoveries. We continue to gather information related to insurance claims on this fire.

We are currently evaluating options regarding the future operation of this facility as we undergo the rebuilding process on the part of the facility damaged by the fire. We continue to market our PFSG facility for sale.  As required by ASC 360, based on our internal financial valuations, we concluded that no tangible asset impairments existed for PFSG as of March 31, 2014, other than the write-off of the equipment damaged in the fire as discussed above.  No intangible assets exist at PFSG.

Our discontinued operations had revenue of $0 and $663,000 for the three months ended March 31, 2014 and 2013, respectively.  We had net losses of $266,000 and $27,000 for our discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

Assets related to discontinued operations totaled $2,098,000 and $4,481,000 as of March 31, 2014, and December 31, 2013, respectively, and liabilities related to discontinued operations totaled $3,332,000 and $4,596,000 as of March 31, 2014, and December 31, 2013, respectively.

Liquidity and Capital Resources
During the three months ended March 31, 2014, the Company incurred a net loss of $3,969,000.  As of March 31, 2014, we have a deficit in working capital of $4,462,000.  Revenues for the three months ended March 31, 2014 were $10,544,000 and were below our expectations and internal forecasts as a result, in large part, of the government sequestration, federal governmental clients operating under reduced budgets, ending of contracts, and general adverse economic conditions.

The Company’s cash flow requirements during the three months ended March 31, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financing.  The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels.

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

Index
Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue.  If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014.  As a result, the Company may be forced to further reduce or even curtail its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2014, we had cash of $39,000.  The following table reflects the cash flow activities during the three months of 2014:

(In thousands)	2014
Cash used in operating activities of continuing operations	$(2,341)
Cash provided by operating activities of discontinued operations	861
Cash used in investing activities of continuing operations	(220)
Cash provided by financing activities of continuing operations	1,415
Principal repayment of long-term debt for discontinued operations	(9)
Decrease in cash	$(294)

As of March 31, 2014, we were in a net borrowing position (revolving credit facility) and therefore attempt to move all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at March 31, 2014, primarily represents cash provided by operations and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $7,531,000 at March 31, 2014, a decrease of $575,000 from the December 31, 2013 balance of $8,106,000.  The decrease was primarily due to reduction in invoicing resulting from decreased revenue at our Services Segment.

As of March 31, 2014, unbilled receivables totaled $5,974,000, an increase of $755,000 from the December 31, 2013 balance of $5,219,000.  Treatment unbilled receivables increased $355,000 from $4,198,000 as of December 31, 2013 to $4,553,000 as of March 31, 2014.  Services Segment unbilled receivables (which are all current) increased $400,000 from a balance of $1,021,000 as of December 31, 2013 to $1,421,000 as of March 31, 2014.  The delays in processing invoices usually take several months to complete and the related receivables are normally considered collectible within twelve months. However, as we have historical data in our Treatment Segment to review the timing of these delays, we realize that certain issues including, but not limited, to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2014 was $5,883,000, an increase of $966,000 from the balance of $4,917,000 as of December 31, 2013. The long term portion as of March 31, 2014 was $91,000, a decrease of $211,000 from the balance of $302,000 as of December 31, 2013.

Index
Disposal/transportation accrual as of March 31, 2014, totaled $1,984,000, an increase of $599,000 over the December 31, 2013 balance of $1,385,000.  Our disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal.  As the majority of disposal accrual is impacted by on-site waste inventory, during the first quarter of 2014, we shipped less waste for disposal which is reflected in a higher inventory on-site as compared to year end 2013.

We had a working capital deficit of $4,462,000 (which included working capital of our discontinued operations) as of March 31, 2014, as compared to a working capital deficit of $2,958,000 as of December 31, 2013. Our working capital was negatively impacted primarily by the decrease in our trade receivables resulting from reduced revenue.  Our working capital was also impacted by the timing difference in receipts of insurance proceeds related to the PFSG fire and the payments of expenses to vendors from the proceeds in connection with this fire.  See further discussion of our liquidity in “Business Environment, Outlook and Liquidity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investing Activities
For the three months ended March 2014, our purchases of capital equipment totaled approximately $213,000. These expenditures were primarily for improvements to our Treatment Segment.   These capital expenditures were funded by the net borrowing on our revolving credit facility. We have budgeted approximately $600,000 for 2014 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  We plan to fund our capital expenditures from cash from operations and/or financing.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities
The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender.  The Loan Agreement, as amended (“Amended Loan Agreement”) provides us with the following credit facilities: (a) up to $18,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated.  We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.  No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

As of March 31, 2014, the excess availability under our revolving credit was $3,316,000, based on our eligible receivables.

On April 14, 2014, we entered into an Amendment to the Amended Loan Agreement with PNC.  Pursuant to the Amendment, PNC waived and/or amended the following:
•	waived the quarterly fixed charge coverage ratio testing requirement for the first quarter of 2014;
•	allowed for the purchase of 80% of a Polish subsidiary (“CEE Opportunity Partners Poland S.A” on April 4, 2014) and the formation of Perma-Fix Medical Corporation (“PFMedical” which was incorporated on January 21, 2014), neither of which shall be a credit party under our Amended Loan Agreement. We have licensed to PFMedical to produce and market the technology relating to technetium-99 (“Tc-99m”) that we have developed ;
•	revised the methodology to be used in calculating the fixed charge coverage ratio in each of the subsequent quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 for each of the subsequent quarters of 2014; and

Index
•	reduced our Revolving Credit facility from up to $18,000,000 to up to $12,000,000;
•	waived the Company’s failure to meet the minimum quarterly fixed charge coverage ratio requirement for the fourth quarter of 2013; and
•	waived the requirement that the Company’s consolidated financial statements for the year ended December 31, 2013 be issued without a going concern qualification;

As a condition of this Amendment, we agreed to pay PNC a fee of $30,000, which is being amortized over the term of the Amended Loan Agreement.  All other terms of the Amended Loan Agreement remain principally unchanged.

Based on these revisions above, we expect to meet our quarterly fixed charge coverage ratio requirement in each of the remaining quarters of 2014. If we fail to meet the minimum quarterly fixed charge coverage ratio requirement in any of the quarters starting with the second quarter in 2014 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility.  In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On February 12, 2013, the Company entered into an unsecured promissory note (“the Note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety and Ecology Corporation and its subsidiaries (“SEC”) from TNC on October 31, 2011.  The Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the promissory note, with subsequent payments due on the last day of each month thereafter.  The New Note provides us the right to prepay such at any time without interest or penalty.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”).  The Lenders are stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of PFNW and PFNWR in June 2007.  The proceeds from the Loan were used for general working capital purposes.  The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum.  The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan.  In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company.  As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016.  We estimated the fair value of the Warrants to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares.  The 90,000 shares of Common Stock and 70,000 Common Stock purchase warrants were issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.  We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013.  The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized over the term of the loan as interest expense – financing fees.

Index
We intend to have the Polish subsidiary, or its successor, subject to market and other conditions, to offer up to $3,000,000 of its Common Stock for sale in a private placement outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (“the Securities Act”) and to certain accredited investors in the United States pursuant to Rule 506 of Regulation D under the Securities Act. The Polish subsidiary intends to use the proceeds, if any, of this private placement, to produce and market the technology relating to Tc-99m which we licensed to PFMedical and for general working capital needs. The Company may also offer, subject to market and other conditions and final approval of our Board of Directors, up to $3,000,000 in aggregate amount of our Common Stock for sale in a private placement to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. If the Company completes such an offering of its Common Stock, we intend to use the proceeds, if any, of this private placement for working capital purposes. This paragraph is neither an offer to sell nor a solicitation of an offer to buy our Common Stock or the Polish subsidiary’s Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.  Neither our Common Stock nor the Polish subsidiary’s Common Stock have been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws.

In summary, our financial results for the three months ended March 31, 2014 continued to be below our expectations, and were negatively impacted as a result, in large part, due to the government sequestration, federal and state governmental clients operating under reduced budgets, including short term budget Continuing Resolutions, ending of contracts, and general adverse economic conditions.  However, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations.

Off Balance Sheet Arrangements
We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of March 31, 2014, which total approximately $2,634,000, payable as follows:  $606,000 in remaining 2014; $730,000 in 2015; $594,000 in 2016; $530,000 in 2017; with the remaining $174,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations.  As of March 31, 2014, the total amount of these bonds and letters of credit outstanding was approximately $1,453,000, of which the majority of the amount relates to various bonds.  Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs.  We provide for these requirements through financial assurance policies.  As of March 31, 2014, the closure and post-closure requirements for our facilities were approximately $46,844,000. We have recorded approximately $21,314,000 in a sinking fund related to these policies in other long term assets within our balance sheets.

Critical Accounting Policies and Estimates
There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Index
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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $5,103,000 or 48.4% of our total revenue from continuing operations during the three months ended March 31, 2014, as compared to $15,722,000 or 79.3% of our total revenue from continuing operations during the corresponding period of 2013.

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

At March 31, 2014, we had total accrued environmental remediation liability of $1,031,000, of which $649,000 is recorded as a current liability.  No change occurred in the liability of any of the four facilities as discussed above from December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management.  As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer.  Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of March 31, 2014.

Index
(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits

(a)	Exhibits

4.1
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver, dated April 14, 2014, between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 4.17 to the Company’s 2013 Form 10-K.

31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 8, 2014	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer