Form 10-Q
period 2014-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2014-08-12
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 1, 2014
Common Stock, $.001 Par Value	11,448,894
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

ASSETS
Current assets:
Cash	$36	$333
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $1,919 and $1,932, respectively	10,900	8,106
Unbilled receivables - current	4,201	4,917
Inventories	507	520
Prepaid and other assets	2,212	3,084
Current assets related to discontinued operations	79	3,114
Total current assets	17,970	20,109

Property and equipment:
Buildings and land	19,863	19,486
Equipment	35,684	35,279
Vehicles	557	610
Leasehold improvements	11,625	11,625
Office furniture and equipment	2,046	2,046
Construction-in-progress	556	630
	70,331	69,676
Less accumulated depreciation and amortization	(45,921)	(43,616)
Net property and equipment	24,410	26,060

Property and equipment related to discontinued operations	681	1,367

Intangibles and other long term assets:
Permits	16,718	16,744
Goodwill	950	1,330
Other intangible assets – net	2,701	2,980
Unbilled receivables – non-current	225	302
Finite risk sinking fund	21,321	21,307
Other assets	1,326	1,401
Total assets	$86,302	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

	June 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,897	$5,462
Accrued expenses	4,758	5,201
Disposal/transportation accrual	2,125	1,385
Unearned revenue	3,182	4,149
Current liabilities related to discontinued operations	2,144	3,994
Current portion of long-term debt	3,555	2,876
Total current liabilities	21,661	23,067

Accrued closure costs	5,366	5,222
Other long-term liabilities	771	739
Deferred tax liabilities	1,072	1,012
Long-term liabilities related to discontinued operations	807	602
Long-term debt, less current portion	10,891	11,372
Total long-term liabilities	18,907	18,947

Total liabilities	40,568	42,014

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $771 and $738, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 11,440,228 and 11,406,573 shares issued, respectively; 11,432,586 and 11,398,931 shares outstanding, respectively	11	11
Additional paid-in capital	103,566	103,454
Accumulated deficit	(59,036)	(55,078)
Accumulated other comprehensive (loss) income	(4)	2
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders' equity	44,449	48,301

Total liabilities and stockholders' equity	$86,302	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2014	2013	2014	2013

Net revenues	$12,657	$22,784	$23,201	$42,613
Cost of goods sold	11,100	18,761	21,551	38,053
Gross profit	1,557	4,023	1,650	4,560

Selling, general and administrative expenses	2,970	3,370	6,182	7,556
Research and development	317	402	687	901
Impairment loss on goodwill	380	1,149	380	1,149
(Gain) loss on disposal of property and equipment	(16)	—	(16)	2
Loss from operations	(2,094)	(898)	(5,583)	(5,048)

Other income (expense):
Interest income	6	9	14	18
Interest expense	(214)	(200)	(367)	(344)
Interest expense-financing fees	(36)	(24)	(81)	(47)
Other	7	1	14	(7)
Loss from continuing operations before taxes	(2,331)	(1,112)	(6,003)	(5,428)
Income tax expense (benefit)	30	(132)	60	(1,560)
Loss from continuing operations, net of taxes	(2,361)	(980)	(6,063)	(3,868)

(Loss) income from discontinued operations, net of taxes	(1,169)	43	(1,436)	15
Gain on insurance settlement of discontinued operations, net of taxes	3,541	—	3,541	—
Net income (loss)	11	(937)	(3,958)	(3,853)

Net loss attributable to non-controlling interest	—	(61)	—	(64)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$11	$(876)	$(3,958)	$(3,789)

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$(.21)	$(.08)	$(.53)	$(.34)
Discontinued operations	(.10)	—	(.13)	—
Gain on insurance settlement of discontinued operations, net of taxes	.31	—	.31	—
Net loss per common share	—	$(.08)	$(.35)	$(.34)

Number of common shares used in computing net loss per share:
Basic	11,433	11,267	11,426	11,261
Diluted	11,433	11,267	11,426	11,261

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2014	2013	2014	2013

Net income (loss)	$11	$(937)	$(3,958)	$(3,853)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	10	—	(6)	(2)
Total other comprehensive income (loss)	10	—	(6)	(2)

Comprehensive income (loss)	21	(937)	(3,964)	(3,855)
Comprehensive loss attributable to non-controlling interest	—	(61)	—	(64)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$21	$(876)	$(3,964)	$(3,791)

The accompanying notes are an integral part of these consolidated financial statements.

       PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(3,958)	$(3,853)
Less: income on discontinued operations	2,105	15

Loss from continuing operations	(6,063)	(3,868)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,309	2,576
Amortization of debt discount	43	―
Amortization of fair value of customer contracts	―	(1,043)
Deferred tax expense (benefit)	60	(1,636)
(Benefit) provision for bad debt and other reserves	(6)	43
Impairment loss on goodwill	380	1,149
(Gain) loss on disposal of plant, property and equipment	(16)	2
Foreign exchange loss	(6)	(2)
Issuance of common stock for services	129	99
Stock-based compensation	(17)	54
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(2,654)	60
Unbilled receivables	793	1,482
Prepaid expenses, inventories and other assets	966	1,078
Accounts payable, accrued expenses and unearned revenue	(247)	(3,603)
Cash used in continuing operations	(4,329)	(3,609)
Cash used in discontinued operations	(1,527)	(167)
Cash used in operating activities	(5,856)	(3,776)

Cash flows from investing activities:
Purchases of property and equipment	(333)	(175)
Proceeds from sale of property and equipment	42	―
Non-controlling distribution/redemption	―	(508)
Payment to finite risk sinking fund	(14)	(18)
Cash used in investing activities of continuing operations	(305)	(701)
Proceeds from property insurance claims of discontinued operations (see Note 10)	5,727	―
Net cash provided by (used in) investing activities	5,422	(701)

Cash flows from financing activities:
Net borrowing of revolving credit	1,391	1,671
Principal repayments of long term debt	(1,236)	(1,449)
Cash provided by financing activities of continuing operations	155	222
Principal repayments of long term debt for discontinued operations	(18)	(18)
Cash provided by financing activities	137	204

Decrease in cash	(297)	(4,273)
Cash at beginning of period	333	4,368
Cash at end of period	$36	$95

Supplemental disclosure:
Interest paid	$341	$353
Income taxes paid	30	104

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2014.

The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Our former independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $59,036,000 incurred through June 30, 2014. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. During the six months ended June 30, 2014, the Company incurred a net loss of $3,958,000 (which included a gain on insurance settlement of approximately $3,541,000 recorded in the second quarter from our Perma-Fix of South Georgia, Inc. subsidiary which suffered a fire on August 14, 2013 (See Note 10 – “Discontinued Operations and Divestitures” for further information of this insurance settlement)). As of June 30, 2014, the Company has a deficit in working capital of $3,691,000. Revenues for the six months ended June 30, 2014 were $23,201,000 and were below our expectations and internal forecasts as a result of, in large part to, the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions.

The Company’s cash flow requirements during the six months ended June 30, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financings. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital, cut our cost, sale of assets, and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue. If the Company is unable, in the near term, to raise capital or sale of assets on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014. As a result, the Company may be forced to further reduce or even curtail its operations.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA. This includes new services, new customers and increasing market share in our current markets. Although no assurances can be given, the Company believes it will be able to successfully implement this plan. In January 2014, the fiscal year 2014 Omnibus spending bill was approved by Congress and the President.  This federal budget, the first approved in several years, restores federal government funding cuts instituted in 2013 from sequestration and allows for new spending on projects that were not allowed under Continuing Resolutions (“CR”). The Company is beginning to see improvement in our business with a number of sizable projects being awarded in our Services Segment and higher waste streams received in the Treatment Segment in the latter part of the second quarter of 2014.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2013 consolidated financial statements referred to above.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08, among other things, raises the threshold for disposals to qualify as discontinued operations. Under ASU 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. Early adoption of ASU 2014-08 is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. On April 3, 2014, the Company’s Board of Directors (“Board”) authorized management to pursue the sale of our Schreiber, Yonley and Associates, Inc. (“SYA”) subsidiary, subject to final approval by the Board. As a result of ASU 2014-08, the Company would not be required to present SYA as discontinued operations. The sale of SYA would not represent a strategic shift that will have a major effect on the Company's operations and financial results as defined by ASU 2014-08. The Company has elected to early adopt ASU 2014-08 for the quarter ended June 30, 2014. The Company will continue to present discontinued operations as previously presented in the Company's fiscal 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation Stock – Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3.	CEE Opportunity Partners Poland S.A (n/k/a Perma-Fix Medical S.A.)

On April 4, 2014, the Company completed the acquisition of 80% of CEE Opportunity Partners Poland S.A. (“the Polish shell”), a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland, for $1.00 (U.S.) and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation (“PF Medical”) organized by the Company. PF Medical’s only asset was a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 (Tc-99m) for medical diagnostic applications. Since the acquired shell company does not meet the definition of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The Company renamed the Polish shell to Perma-Fix Medical S.A (“PF Medical S.A.”). The primary purpose of PF Medical S.A. is to provide a financing vehicle for the development and marketing of its medical isotope (Tc-99m) technology used in medical diagnostic testing for potential use throughout the world. See Note 13 - “Subsequent Events” for a discussion of such financing.

4.	Other Intangible Assets and Goodwill

The following table summarizes information relating to the Company’s other intangible assets:

		June 30, 2014			December 31, 2013
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$546	$(169)	$377	$514	$(155)	$359
Software	3	394	(305)	89	379	(258)	121
Non-compete agreement	1.2	265	(252)	13	265	(174)	91
Customer contracts	.5	790	(790)	-	790	(790)	-
Customer relationships	12	3,370	(1,148)	2,222	3,370	(961)	2,409
Total		$5,365	$(2,664)	$2,701	$5,318	$(2,338)	$2,980

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (which include the one definite-lived permit at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary):

Amount
Year	(In thousands)

2014 (remaining)	$246
2015	478
2016	419
2017	385
2018	355
$1,883

Amortization expense relating to intangible assets noted above and our one definite-lived permit for the Company was $176,000 and $352,000 for the three and six months ended June 30, 2014, respectively, and $179,000 and $343,000 for the three and six months ended June 30, 2013, respectively.

Goodwill Impairment

On April 3, 2014, the Company’s Board of Directors (“Board”) approved management to pursue the sale of our SYA subsidiary. As permitted by ASC Topic 350 “Intangible – Goodwill and Other,” when an impairment indicator arises, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2014, the Company recorded a goodwill impairment charge of $380,000 during the three months ended June 30, 2014 for the SYA reporting unit. $950,000 of goodwill remains for this reporting unit.

During the second quarter of 2013, the Company recorded a goodwill impairment charge of $1,149,000 which represented the total goodwill for our CH Plateau Remediation Company (“CHPRC”) reporting unit, our operation under the CHPRC subcontract. This subcontract expired on September 30, 2013.

The impairment charges noted above are noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

5.	Stock Based Compensation

The Company follows FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) to account for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

No stock options were granted during the first six months of 2014 or 2013.

As of June 30, 2014, the Company had an aggregate of 131,600 employee stock options outstanding (from the 2004 Stock Option Plan), of which all are vested. The weighted average exercise price of the 131,600 outstanding and fully vested employee stock options is $10.72 with a remaining weighted contractual life of 0.2 years. Additionally, the Company had an aggregate of 169,200 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which all are vested. The weighted average exercise price of the 169,200 outstanding and fully vested director stock options is $9.18 with a remaining weighted contractual life of 4.8 years.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2014 and 2013 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2014	2013	2014	2013
Employee Stock Options	$-	$3,000	$(39,000)	$36,000
Director Stock Options	1,000	-	22,000	18,000
Total	$1,000	$3,000	$(17,000)	$54,000

The Company recognized stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, the Company recognizes the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the six months ended June 30, 2014 included a reduction in expense of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, to purchase up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period.

6.	Stock Plans and Non-Qualified Option Agreement

The summary of the Company’s total Stock Plans and a Non-Qualified Stock Option Agreement as of June 30, 2014, as compared to June 30, 2013, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 1993 Non-Qualified Stock Option Plan (last options expired February 2013), the 2004 and 2010 Stock Option Plans, and the 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2014	362,800	$9.53
Granted	─	─
Exercised	─	─		$	─
Forfeited	(62,000)	7.96
Options outstanding End of Period (1)	300,800	9.85	2.8		$41,070
Options Exercisable at June 30, 2014(1)	300,800	$9.85	2.8		$41,070
Options Vested and expected to be vested at June 30, 2014	300,800	$9.85	2.8		$41,070

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2013	528,800	$9.82
Granted	─	─
Exercised	─	─		$	─
Forfeited	(138,000)	9.36
Options outstanding End of Period (2)	390,800	9.98	3.0	$	─
Options Exercisable at June 30, 2013(2)	350,800	$10.23	2.9	$	─
Options Vested and expected to be vested at June 30, 2013	390,800	$9.98	3.0	$	─

(1) Options with exercise prices ranging from $2.79 to $14.75
(2) Options with exercise prices ranging from $5.50 to $14.75

7.	Income (Loss) Per Share

Basic income (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. Net loss attributable to non-controlling interests are excluded from loss from continuing operations in the below calculation in accordance with ASC 260, “Earnings Per Share.”

The diluted income (loss) per share calculations exclude options to purchase approximately 276,800 and 276,800 shares of common stock for the three and six months ended June 30, 2014, respectively, and 390,800 and 390,800 shares of common stock for the three and six months ended June 30, 2013, respectively, because their effect would have been antidilutive as a result of the net losses recorded in these periods for continuing operations.

8.	Long Term Debt

Long-term debt consists of the following at June 30, 2014 and December 31, 2013:

(Amounts in Thousands)	June 30, 2014	December 31, 2013
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at June 30, 2014) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first six months of 2014 was 4.3%. (1)	$1,391	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first six months of 2014 was 3.7%. (1)	10,095	11,238
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	69	127
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,820	2,777
Various capital lease and promissory note obligations, payable 2014 to 2016, interest at rates ranging from 5.2% to 7.1%.	88	141
	14,463	14,283
Less current portion of long-term debt	3,555	2,876
Less long-term debt related to assets held for sale	17	35
	$10,891	$11,372

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($180,000) and ($223,000) for June 30, 2014 and December 31, 2013, respectively. See “Promissory Notes” below for additional information.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Loan Agreement”), provides us with the following credit facilities: (a) up to $18,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) (see below for reduction of the Revolving Credit to $12,000,000) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

On April 14, 2014, the Company entered into an Amendment to the Loan Agreement (“Amended Loan Agreement”) with PNC. Pursuant to the Amendment, our lender waived and/or amended the following:

●

reduced our Revolving Credit from up to $18,000,000 to up to $12,000,000. As a result of this Amendment, the Company recorded approximately $37,000 in loss on debt modification (included in interest expense) in accordance with ASC 470-50, “Debt – Modification and Extinguishment;”

●	waived the quarterly fixed charge coverage ratio testing requirement for the first quarter of 2014;
●

revised the methodology to be used in calculating the fixed charge coverage ratio in each of the subsequent quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 for each of the subsequent quarters of 2014;

●	waived the Company’s failure to meet the minimum quarterly fixed charge coverage ratio requirement for the fourth quarter of 2013;
●	waived the requirement that the Company’s consolidated financial statements for the year ended December 31, 2013 be issued without a going concern qualification; and
●

allowed for the purchase of 80% of a subsidiary in Poland (“CEE Opportunity Partners Poland S.A” (or “Polish Subsidiary”) on April 4, 2014) and the formation of Perma-Fix Medical Corporation (“PFMedical” which was incorporated on January 21, 2014), neither of which shall be a credit party under our Amended Loan Agreement;

As a condition of this Amendment, the Company agreed to pay PNC a fee of $30,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remain principally unchanged.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. The Company may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

As of June 30, 2014, the excess availability under our revolving credit was $3,262,000, based on our eligible receivables. This availability excludes $3,850,000 of insurance proceeds that the Company received on June 30, 2014 as settlement in connection with our Perma-Fix of South Georgia, Inc. subsidiary which sustained a fire on August 14, 2013. The Company’s lender, PNC, placed a temporary hold on these funds as of June 30, 2014 until finalization of an Amendment to our Amended Loan Agreement was completed on July 28, 2014. (See Note 10 – “Discontinued Operations and Divestitures” for information regarding the insurance settlement and Note 13 – “Subsequent Event – Amendments to Amended Loan Agreement” for completion of this Amendment and partial release of the $3,850,000 by our lender).

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its fixed charge coverage ratio in the second quarter of 2014 and expects to meet its quarterly fixed charge coverage ratio requirement in each of the remaining quarters of 2014; however, if the Company fails to meet the minimum quarterly fixed charge coverage ratio requirement in the remaining quarters of 2014 and PNC does not waive the non-compliance or further revise our covenant so that the Company is in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, the Company may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Promissory Notes

On February 12, 2013, the Company entered into an unsecured promissory note (“new note”) with Timios National Corporation (“TNC” and formerly known as Homeland Security Capital Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that the Company asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) from TNC on October 31, 2011 (See payment terms of this promissory note in the table above). The new note was entered into as a result of the settlement in which a previously issued promissory note ( with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. The outstanding principal balance of the new note as of June 30, 2014, was approximately $69,000. The new note provides the Company the right to prepay such at any time without interest or penalty.

In the event of default of the new note payable to TNC by the Company, TNC has the option to convert the unpaid portion of the new note into a number of whole shares of the Company’s restricted Common Stock. The number of shares of the Company’s restricted Common Stock issuable is determined by the principal amount owing under the new note at the time of default plus all accrued and unpaid interest and expenses (as defined) divided by the average of the closing price per share of the Company’s Common Stock as reported by the primary national securities exchange on which the Company’s Common Stock is traded during the 30 consecutive trading day period ending on the trading day immediately prior to receipt by the Company of TNC’s written notice of its election to receive the Company’s restricted Common Stock as a result of the event of default by the Company, with the number of shares of the Company’s Common Stock issuable upon such default subject to certain limitations.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above). The Lenders are stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of our Perma-Fix Northwest Richland, Inc. subsidiary (“PFNWR”) in June 2007. The proceeds from the Loan were used for general working capital purposes. In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, the Company issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The Company determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

In the event of default of the promissory note by the Company, the Lenders have the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest (“Payoff Amount”), or the number of whole shares of the Company’s Common Stock equal to the Payoff Amount divided by the closing bid price of the Company’s Common Stock on the date immediately prior to the date of default of the promissory note, as reported by the primary national securities exchange on which the Company’s Common Stock is traded. The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.

9.	Commitments and Contingencies

Hazardous Waste

In connection with our waste management services, the Company handles hazardous waste, non-hazardous waste, low level radioactive waste and mixed waste (containing both hazardous and low level radioactive waste), which the Company transports to our own, or other, facilities for destruction or disposal. As a result of disposing of these substances, in the event any cleanup is required, the Company could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal Matters

In the normal course of conducting our business, the Company is involved in various litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by the first quarter of 2012. As of June 30, 2014, our financial assurance coverage amount under this policy totaled approximately $38,679,000. The Company has recorded $15,420,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $948,000 on the sinking fund as of June 30, 2014. Interest income for three and six months ended June 30, 2014, was approximately $5,000 and $11,000, respectively. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of June 30, 2014, the Company has recorded $5,901,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $201,000 on the sinking fund as of June 30, 2014. Interest income for the three and six months ended June 30, 2014 was approximately $1,000 and $3,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2013 with an annual fee of $46,000. All other terms of the policy remain substantially unchanged.

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

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down the Company’s Revolving Credit facility. During the second quarter of 2014, the Company recognized a gain of $3,541,000, which was comprised of $2,980,000 on disposal of property and equipment and $561,000 of expenses, clean-up costs, and business interruption recoveries. During the six months ended June 30, 2014, the Company received $8,462,000 of insurance proceeds of which $5,727,000 was for property and equipment and $2,735,000 was for expenses, clean-up costs, and business interruption recoveries. During the twelve months ended December 31, 2013, the Company received $3,664,000 of insurance proceeds of which $1,750,000 was for property and equipment and $1,914,000 was for expenses, clean-up costs, and business interruption recoveries.

The Company is currently evaluating options regarding the future operation of the PFSG facility. The Company continues to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, the Company concluded that tangible asset impairments existed for PFSG as of June 30, 2014 and recorded approximately $685,000 of asset impairment charges in the second quarter of 2014 (included in “loss from discontinued operations, net of taxes”). No remaining intangible assets exist at PFSG.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2014 and 2013. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss (income) from discontinued operations, net of taxes.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2014	2013	2014	2013

Net revenues	$—	$809	$—	$1,472
Interest expense	$(6)	$(9)	$(7)	$(13)
Operating (loss) income from discontinued operations	$(1,169)	$67	$(1,436)	$26
Income tax expense	$—	$24	$—	$11
Gain on insurance settlementl of discontinued operations	$3,541	$-	$3,541	$-
Income from discontinued operations	$2,372	$43	$2,105	$15

11.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, the Company defines an operating segment as a business activity:

●	from which we may earn revenue and incur expenses;
●	whose operating results are regularly reviewed by the Chief Operating Officer to make decisions about resources to be allocated to the segment and assess its performance; and
●	for which discrete financial information is available.

The Company currently has two reporting segments, which are based on a service offering approach. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities as discussed in “Note 10 – Discontinued Operations and Divestitures.”

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

o	augmented engineering services (through our Schreiber, Yonley & Associates, Inc. subsidiary – “SYA”) providing consulting environmental services to industrial and government customers:
■

including air, water, and hazardous waste permitting, air, soil and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities; and

■	engineering and compliance support to other segments;
-	Nuclear services, which include:
o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
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

The table below presents certain financial information of our operating segments as of and for the three and six months ended June 30, 2014 and 2013 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2014
	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,396	$3,261	$12,657	$—	$12,657
Intercompany revenues	—	33	33	—	—
Gross profit	1,325	232	1,557	—	1,557
Interest income	—	—	—	6	6
Interest expense	15	1	16	198	214
Interest expense-financing fees	—	(2)	(2)	38	36
Depreciation and amortization	837	248	1,085	13	1,098
Segment profit (loss)	45	(1,007)	(962)	(1,399)	(2,361)
Expenditures for segment assets	120	—	120	—	120

Segment Reporting for the Quarter Ended June 30, 2013
	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$10,108	$12,676	$22,784	$—	$22,784
Intercompany revenues	407	16	423	—	—
Gross profit	2,312	1,711	4,023	—	4,023
Interest income	—	—	—	9	9
Interest expense	22	1	23	177	200
Interest expense-financing fees	—	—	—	24	24
Depreciation and amortization	1,024	238	1,262	27	1,289
Segment profit (loss)	795	(619)	176	(1,156)	(980)
Expenditures for segment assets	59	—	59	—	59

Segment Reporting for the Six Months Ended June 30, 2014
	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$17,068	$6,133	$23,201	$—	$23,201
Intercompany revenues	—	44	44	—	—
Gross profit	1,435	215	1,650	—	1,650
Interest income	—	—	—	14	14
Interest expense	25	1	26	341	367
Interest expense-financing fees	—	(2)	(2)	83	81
Depreciation and amortization	1,787	496	2,283	26	2,309
Segment loss	(1,128)	(2,055)	(3,183)	(2,880)	(6,063)
Expenditures for segment assets	331	2	333	—	333

Segment Reporting for the Six Months Ended June 30, 2013
	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$17,450	$25,163	$42,613	$—	$42,613
Intercompany revenues	1,075	55	1,130	—	—
Gross profit	2,167	2,393	4,560	—	4,560
Interest income	—	—	—	18	18
Interest expense	27	(4)	23	321	344
Interest expense-financing fees	—	—	—	47	47
Depreciation and amortization	2,063	460	2,523	53	2,576
Segment loss	(93)	(819)	(912)	(2,956)	(3,868)
Expenditures for segment assets	175	—	175	—	175

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expense of $30,000 and income tax benefit of $132,000 from continuing operations for the three months ended June 30, 2014 and the corresponding period of 2013, respectively, and income tax expense of $60,000 and income tax benefit of $1,560,000 for the six months ended June 30, 2014 and the corresponding period of 2013, respectively. The Company’s effective tax rates were approximately (1.5%) and (134.7%) for the three months ended June 30, 2014 and 2013, respectively, and (1.1%) and 37.0% for the six months ended June 30, 2014 and 2013, respectively.  For the three and six months ended June 30, 2014 and the corresponding period of 2013, the Company treated the goodwill impairment loss of approximately $380,000 recorded for our SYA subsidiary and the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit, respectively, as discrete items and therefore were not included in our estimated effective tax rates for the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013, in accordance with ASC 740-270-30-8 (see Note 3 – “Other Intangible Assets and Goodwill” for further information regarding these goodwill impairments). The lower tax rate for the three and six months ended June 30, 2014 as compared to the corresponding period of 2013 was primarily the result of the Company continuing to record a full valuation allowance on its net deferred tax assets.

13. Subsequent Events

Amendment to Amended Loan Agreement

On July 25, 2014, the Company entered into Amendment 5 of the Amended Loan Agreement with PNC, our lender under our credit facility. This Amendment added our Perma-Fix of Canada, Inc. subsidiary as a guarantor under our credit facility. On July 28, 2014, the Company entered into Amendment 6 to the Amended Loan Agreement. This Amendment authorizes the Company to sell our SYA subsidiary, release a hold by PNC which allows the Company to use $2,350,000 of the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our PFSG subsidiary for working capital purposes, and maintain the reserve on the remaining $1,500,000. As a condition of this Amendment dated as of July 28, 2014, the Company agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remains principally unchanged.

Divestiture of SYA

On July 29, 2014, the Company completed the sale of our wholly-owned subsidiary, SYA. In consideration for the sale of 100% of the capital stock of SYA, the purchaser paid approximately $1,300,000 and an estimated $60,000 working capital adjustment which is subject to adjustment within approximately 90 days of the closing date, in cash, to the Company at the closing, with $50,000 of such consideration being placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  SYA is a professional engineering and environmental consulting services company and was in the Company’s Services Segment. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288. The proceeds received were used to pay down our revolver and used for working capital.

Perma-Fix Medical S.A. (“PF Medical S.A.”) Financing

During August, 2014, the Company’s Polish subsidiary, PF Medical S.A., closed the sale of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, PF Medical S.A. expects to receive, within thirty (30) days of the closing, the sum of $1,800,000 after deduction for commissions but before legal expenses relating to this offering. PF Medical S.A. further expects to receive an additional $750,000, prior to any commission, on or prior to August 17, 2015, for payment of the sale of 68,161 of such shares that PF Medical S.A. has sold in the private placement offering. If PF Medical S.A. is not paid for the 68,161 shares on or prior to August 17, 2015, the purchaser of such shares has agreed to transfer all of its rights, title and interest in such shares to PF Medical S.A. Assuming PF Medical S.A. is paid for all of the shares sold in the offshore private placement, the Company will own approximately 64% of the outstanding shares of PF Medical S.A. If PF Medical S.A. is not paid for the 68,161 shares as provided above and such shares are transferred back to PF Medical S.A., then, in such event, the Company will own approximately 69% of the outstanding shares of PF Medical S.A. This is neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s E Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s E Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placement of PF Medical S.A.’s E Common Stock will be required to bear a legend describing the restrictions of transferring such to U.S. persons and prohibiting hedging transactions in such shares unless in compliance with the Securities Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein include, but are not limited to the following:

●	significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows;
●	expect to meet our financial covenants in remaining quarters of 2014;
●	increase revenues and generate positive cash flow for remainder of 2014;
●	reducing operating cost;
●	ability to successfully raise additional capital and develop a business plan that will generate profitable revenues;
●	successfully expand into both commercial and international markets;
●	increase market share;
●	ability to continue under existing contracts with the federal government;
●	ability to fund expenses to remediate sites from funds generated internally;
●	ability to fund budgeted capital expenditures during 2014 through our operations and lease financing;
●	liquidity;
●	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
●	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
●	increase in funding for discretionary clean-up and waste treatment projects;
●	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
●	being potentially responsible party at a remedial action site, which could have a material adverse effect;
●	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements; and
●	raising capital by Polish subsidiary.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	ability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●

discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	inability in near term to raise capital on commercially reasonable terms;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	inability to increase revenue;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
●	Risk Factors and factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2013 Form 10-K and Form 10-Q for the first quarter of 2014.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Revenue decreased $10,127,000 or 44.4% to $12,657,000 for the three months ended June 30, 2014 from $22,784,000 for the corresponding period of 2013. The decrease in revenue was primarily due to lower revenue in our Services Segment which had a decrease in revenue of approximately $9,415,000. The completion of the CH Plateau Remediation Company (“CHPRC”) subcontract (under the nuclear services area) effective September 30, 2013 accounted for a significant portion of this revenue decrease. Revenue generated under this subcontract was approximately $5,748,000 during the second quarter of 2013. This subcontract was awarded to our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary (effective June 19, 2008) in connection with CH2M Hill Plateau Remediation Company’s (“CH2M Hill”) prime contract with the U.S. Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The remaining decrease was primarily due to completion of a certain large contract with the DOE and various other contracts. We were not able to obtain, in a timely manner, contracts to replace the completed contracts due, in large part, to lack of funding by the federal government for remediation projects as discussed above. Treatment Segment revenue decreased $712,000 or 7.0%. Gross profit decreased $2,466,000 or 61.3%, primarily due to reduced revenue from the completion of the CHPRC subcontract in the Services Segment and lower waste volume in the Treatment Segment. Selling, General, and Administrative (SG&A) expenses decreased $400,000 or 11.9% for the three months ended June 30, 2014 as compared to the corresponding period of 2013.

Business Environment, Outlook and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Our former independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $59,036,000 incurred through June 30, 2014. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. During the six months ended June 30, 2014, the Company incurred a net loss of $3,958,000 (which included a gain on insurance settlement of approximately $3,541,000 recorded in the second quarter from our Perma-Fix of South Georgia, Inc. subsidiary which suffered a fire on August 14, 2013 – See “Discontinued Operations and Divestitures” below). As of June 30, 2014, we have a deficit in working capital of $3,691,000. Revenues for the six months ended June 30, 2014 were $23,201,000 and were below our expectations and internal forecasts as a result of, in large part to, the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions.

The Company’s cash flow requirements during the six months ended June 30, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financings. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital, cut our cost, sale of assets, and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue. If the Company is unable, in the near term, to raise capital or sale assets on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014. As a result, the Company may be forced to further reduce or even curtail its operations.

The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA. This includes new services, new customers and increasing market share in our current markets. Although no assurances can be given, we believe we will be able to successfully implement this plan. In January 2014, the fiscal year 2014 Omnibus spending bill was approved by Congress and the President.  This budget, the first approved in several years, restores federal government funding cuts instituted in 2013 from sequestration and allows for new spending on projects that were not allowed under Continuing Resolutions (“CR”). The 2014 budget provides approximately $5.83 billion for the DOE’s Office of Environmental Management (“EM”), which is an effective increase in funding availability of $300,000,000 to $600,000,000.  The increase in funding allows government agencies to spend on discretionary clean-up and waste treatment projects that represents over half of Perma-Fix’s business base. The Company is beginning to see improvement in our business with a number of sizable projects being awarded in our Services Segment and higher waste streams received in our Treatment Segment in the latter part of the second quarter of 2014. Although no assurances can be given, we believe these factors provide potential increased revenues that will generate positive cash flows in the remainder of 2014.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2014	%	2013	%	2014	%	2013	%
Net revenues	$12,657	100.0	$22,784	100.0	$23,201	100.0	$42,613	100.0
Cost of goods sold	11,100	87.7	18,761	82.3	21,551	92.9	38,053	89.3
Gross profit	1,557	12.3	4,023	17.7	1,650	7.1	4,560	10.7
Selling, general and administrative	2,970	23.5	3,370	14.8	6,182	26.6	7,556	17.7
Impairment loss on goodwill	380	3.0	1,149	5.0	380	1.6	1,149	2.7
Research and development	317	2.5	402	1.8	687	3.0	901	2.1
(Gain) loss on disposal of property and equipment	(16)	―	―	―	(16)	―	2	―
Loss from operations	(2,094)	(16.7)	(898)	(3.9)	(5,583)	(24.1)	(5,048)	(11.8)
Interest income	6	―	9	―	14	―	18	―
Interest expense	(214)	(1.7)	(200)	(.9)	(367)	(1.5)	(344)	(.8)
Interest expense-financing fees	(36)	―	(24)	(.1)	(81)	(.3)	(47)	(.1)
Other	7	―	1	―	14	―	(7)	―
Loss from continuing operations before taxes	(2,331)	(18.4)	(1,112)	(4.9)	(6,003)	(25.9)	(5,428)	(12.7)
Income tax expense (benefit)	30	.2	(132)	(.6)	60	.2	(1,560)	(3.6)
Loss from continuing operations	$(2,361)	(18.6)	$(980)	(4.3)	$(6,063)	(26.1)	$(3,868)	(9.1)

Summary – Three and Six Months Ended June 30, 2014 and 2013

Consolidated revenues decreased $10,127,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$5,852	46.2	$5,072	22.3	$780	15.4
Hazardous/non-hazardous	1,158	9.1	1,691	7.4	(533)	(31.5)
Other nuclear waste	2,386	18.9	3,345	14.7	(959)	(28.7)
Total	9,396	74.2	10,108	44.4	(712)	(7.0)

Services
Nuclear services	1,545	12.2	11,253	49.4	(9,708)	(86.3)
Technical services	1,716	13.6	1,423	6.2	293	20.6
Total	3,261	25.8	12,676	55.6	(9,415)	(74.3)

Total	$12,657	100.0	$22,784	100.0	$(10,127)	(44.4)

Net Revenue

Treatment Segment revenue decreased $712,000 or 7.0% for the three months ended June 30, 2014 over the same period in 2013. Revenue from government clients increased approximately $780,000 or 15.4% primarily due to higher averaged price waste which was partially offset by lower waste volume. Revenue from hazardous and non-hazardous waste was down $533,000 or 31.5% primarily due to a remediation job which we had in the second quarter of 2013 which did not repeat in the corresponding period of 2014. Other nuclear waste revenue decreased approximately $959,000 or 28.7% primarily due to lower waste volume. Services Segment revenue decreased $9,415,000 or 74.3% in the three months ended June 30, 2014 from the corresponding period of 2013 primarily as a result of the completion of a certain large contract (effective December 31, 2013) with the DOE, the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area, and the completion of various other contracts within the Segment. The CHPRC subcontract generated revenue of approximately $5,748,000 in the three months ended June 30, 2013. Reduced budgets for our federal clients in the past few years have negatively impacted our revenue in both segments as government customers have delayed or deferred projects.

Consolidated revenues decreased $19,412,000 for the six months ended June 30, 2014, as compared to the `six months ended June 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$9,800	42.2	$9,301	21.8	$499	5.4
Hazardous/non-hazardous	2,085	9.0	2,379	5.6	(294)	(12.4)
Other nuclear waste	5,183	22.4	5,770	13.5	(587)	(10.2)
Total	17,068	73.6	17,450	40.9	(382)	(2.2)

Services
Nuclear services	3,029	13.0	21,442	50.3	(18,413)	(85.9)
Technical services	3,104	13.4	3,721	8.8	(617)	(16.6)
Total	6,133	26.4	25,163	59.1	(19,030)	(75.6)

Total	$23,201	100.0	$42,613	100.0	$(19,412)	(45.6)

Net Revenue

Treatment Segment revenue decreased $382,000 or 2.2% for the six months ended June 30, 2014 over the same period in 2013. Revenue from government clients increased approximately $499,000 or 5.4% primarily due to higher averaged price waste which was partially offset by lower waste volume. Revenue from hazardous and non-hazardous waste was down $294,000 or 12.4% primarily due to a remediation job which we had in the second quarter of 2013 which did not repeat in the corresponding period of 2014. Other nuclear waste revenue decreased approximately $587,000 or 10.2% primarily due to lower waste volume. Services Segment revenue decreased $19,030,000 or 75.6% for the six months ended June 30, 2014 from the corresponding period of 2013 primarily as a result of the completion of a certain large contract (effective December 31, 2013) with the DOE, the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area, and the completion of various other contracts within the Segment. The CHPRC subcontract generated revenue of approximately $11,494,000 for the six months ended June 30, 2013. Reduced budgets for our federal clients in the past few years have negatively impacted our revenue in both segments as government customers have delayed or deferred projects.

Cost of Goods Sold

Cost of goods sold decreased $7,661,000 for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$8,071	85.9	$7,796	77.1	$275
Services	3,029	92.9	10,965	86.5	(7,936)
Total	$11,100	87.7	$18,761	82.3	$(7,661)

Cost of goods sold for the Treatment Segment increased by $275,000 or 3.5% primarily due to revenue mix. We incurred higher material and supplies, lab and transportation costs. We also incurred higher healthcare costs for the three months ended June 30, 2014. Services Segment cost of goods sold decreased $7,936,000 or 72.4% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower by approximately $4,800,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in early May 2014. This lower cost was partially offset by severance expense of approximately $86,000. The remaining reduction in costs of goods sold was due primarily to lower outside services and material and supplies resulting from lower revenue due to fewer projects and the completion of the CHPRC subcontract. Included within cost of goods sold is depreciation and amortization expense of $962,000 and $1,127,000 for the three months ended June 30, 2014, and 2013, respectively.

Cost of goods sold decreased $16,502,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$15,633	91.6	$15,283	87.6	$350
Services	5,918	96.5	22,770	90.5	(16,852)
Total	$21,551	92.9	$38,053	89.3	$(16,502)

Cost of goods sold for the Treatment Segment increased by $350,000 or 2.3% primarily due to revenue mix. We incurred higher material and supplies, lab, transportation and disposal costs. We also incurred higher healthcare costs for the six months ended June 30, 2014. Services Segment cost of goods sold decreased $16,852,000 or 74.0% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower by approximately $10,900,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in early May 2014. The remaining reduction in costs of goods sold was due primarily to lower outside services and material and supplies resulting from lower revenue due to fewer projects and the completion of the CHPRC subcontract. Included within cost of goods sold is depreciation and amortization expense of $2,020,000 and $2,268,000 for the six months ended June 30, 2014, and 2013, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2014, decreased $2,466,000 over 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$1,325	14.1	$2,312	22.9	$(987)
Services	232	7.1	1,711	13.5	(1,479)
Total	$1,557	12.3	$4,023	17.7	$(2,466)

The Treatment Segment gross profit decreased $987,000 or 42.7% and gross margin decreased to 14.1% from 22.9% primarily due to reduced revenue from lower waste volume and revenue mix. In the Services Segment, gross profit decreased $1,479,000 or 86.4% due to reduced revenue as discussed above. The decrease in gross margin from 13.5% for the three months ended June 30, 2013 to 7.1% for the three months ended June 30, 2014 was impacted by the completion of the CHPRC subcontract which was a higher margin subcontract; however, this decrease was partially offset by the reduction in additional headcount in our cost cutting effort to bring our costs in line with our revenue.

Gross profit for the six months ended June 30, 2014, decreased $2,910,000 over 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$1,435	8.4	$2,167	12.4	$(732)
Services	215	3.5	2,393	9.5	(2,178)
Total	$1,650	7.1	$4,560	10.7	$(2,910)

The Treatment Segment gross profit decreased $732,000 or 33.8% and gross margin decreased to 8.4% from 12.4% primarily due to decreased revenue from lower waste volume and revenue mix. In the Services Segment, gross profit decreased $2,178,000 or 91.0% due to reduced revenue as discussed above. The decrease in gross margin from 9.5% for the six months ended June 30, 2013 to 3.5% for the six months ended June 30, 2014 was impacted by the completion of the CHPRC subcontract which was a higher margin subcontract; however, this decrease was partially offset by the reduction in additional headcount in our cost cutting effort to bring our costs in line with our revenue.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased $400,000 for the three months ended June 30, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$1,154	—	$920	—	$234
Treatment	995	10.6	1,002	9.9	(7)
Services	821	25.2	1,448	11.4	(627)
Total	$2,970	23.5	$3,370	14.8	$(400)

The increase in administrative SG&A was primarily the result of higher health claim costs and higher public company expenses resulting from two additional outside directors elected September and October 2013. The higher cost was partially offset by lower salaries and payroll related expenses from lower headcount and lower outside services expenses resulting from fewer business/legal matters. No significant changes were noted for the Treatment Segment for SG&A. Services SG&A was lower in almost all categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount from a reduction in workforce which occurred in May 2014, lower outside services expenses resulting from lower consulting, legal, and sub-contract expenses, and lower general expenses in various categories as we continue to streamline our costs. Included in SG&A expenses is depreciation and amortization expense of $100,000 and $108,000 for the three months ended June 30, 2014, and 2013, respectively.

SG&A expenses decreased $1,374,000 for the six months ended June 30, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$2,412	—	$2,508	—	$(96)
Treatment	2,010	11.8	2,190	12.6	(180)
Services	1,760	28.7	2,858	11.4	(1,098)
Total	$6,182	26.6	$7,556	17.7	$(1,374)

The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer business/legal matters, lower general expenses in various categories, lower travel expenses, and lower salaries and payroll related expenses from lower headcount. The lower cost was partially offset by higher health claim costs. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount, lower bad debt expense, lower legal expenses, and lower general expenses in various categories. Services SG&A was lower in almost all categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount from a reduction in workforce which occurred in May 2014, lower outside services expenses resulting from lower consulting, legal, and sub-contract expenses, and lower general expenses in various categories as we continue to streamline our costs. Included in SG&A expenses is depreciation and amortization expense of $200,000 and $201,000 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development (“R&D”)

Research and development costs decreased $85,000 and decreased $214,000 for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods of 2013. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The decrease for the three and six months ended June 30, 2014 was primarily due to lower lab costs in 2014 as we incurred higher lab costs in 2013 from test sampling related to our Medical Isotope project. Included in research and development expense is depreciation expense of $36,000 and $54,000 for the three months ended June 30, 2014 and the corresponding period of 2013, respectively, and $89,000 and $107,000 for the six months ended June 30, 2014 and the corresponding period of 2013, respectively.

Goodwill Impairment

On April 3, 2014, the Company’s Board of Directors authorized management to pursue the sale of our Schreiber, Yonley and Associates, Inc. (“SYA”) subsidiary. As permitted by ASC Topic 350 “Intangible – Goodwill and Other,” when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2014, we recorded a goodwill impairment charge of $380,000 during the three months ended June 30, 2014 for our SYA reporting unit ($950,000 of goodwill remains for this reporting unit). During the three months ended June 30, 2014, we recorded a goodwill impairment charge of $1,149,000 resulting from the expiration of the CHPRC subcontract. The impairment charges noted above are noncash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Interest Expense

Interest expense increased $14,000 and $23,000 for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods of 2013.   The increase in interest expense for both periods was primarily due to approximately $37,000 in loss on debt modification (recorded in accordance with ASC 470-50, “Debt – Modification and Extinguishment”) which we incurred as a result of an amended loan agreement that we entered into with our lender on April 14, 2014, which reduced our Revolving Credit line from $18,000,000 to $12,000,000 (See “Liquidity and Capital Resources – Financing Activities” below for further details of this amendment). The increase in interest expense was partially offset by lower interest expense from reducing Term Loan balance from monthly payments.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $12,000 and $34,000 for the three and six months ended June 2014, respectively, as compared to the corresponding period of 2013. The increase was primarily due to debt discount amortized as financing fees in connection with the issuance of our Common Stock and two purchase Warrants as consideration for the Company receiving a $3,000,000 loan from Messrs. Ferguson and Lampson on August 2, 2013 (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Income Tax

We had income tax expense of $30,000 and income tax benefit of $132,000 from continuing operations for the three months ended June 30, 2014 and the corresponding period of 2013, respectively, and income tax expense of $60,000 and income tax benefit of $1,560,000 for the six months ended June 30, 2014 and the corresponding period of 2013, respectively. The Company’s effective tax rates were approximately (1.5%) and (134.7%) for the three months ended June 30, 2014 and 2013, respectively, and (1.1%) and 37.0% for the six months ended June 30, 2014 and 2013, respectively.  For the three and six months ended June 30, 2014 and the corresponding period of 2013, we treated the goodwill impairment loss of approximately $380,000 recorded for our SYA subsidiary and the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit, respectively, as discrete items and therefore were not included in our estimated effective tax rates for the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013, in accordance with ASC 740-270-30-8. The lower tax rate for the three and six months ended June 30, 2014 as compared to the corresponding period of 2013 was primarily the result of the Company continuing to record a full valuation allowance on its net deferred tax assets.

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

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged. We carry general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down our Revolving Credit facility. During the second quarter of 2014, we recognized a gain of $3,541,000, which was comprised of $2,980,000 on disposal of property and equipment and $561,000 of expenses, clean-up costs, and business interruption recoveries. During the six months ended June 30, 2014, we received $8,462,000 of insurance proceeds of which $5,727,000 was for property and equipment and $2,735,000 was for expenses, clean-up costs, and business interruption recoveries. During the twelve months ended December 31, 2013, we received $3,664,000 of insurance proceeds of which $1,750,000 was for property and equipment and $1,914,000 was for expenses, clean-up costs, and business interruption recoveries.

We are currently evaluating options regarding the future operation of the PFSG facility. We continue to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, we concluded that tangible asset impairments existed for PFSG as of June 30, 2014 and recorded approximately $685,000 of asset impairment charges in the second quarter of 2014 (included in “loss from discontinued operations, net of taxes”). No remaining intangible assets exist at PFSG.

Our discontinued operations had net revenue of $0 and $0 for the three and six months ended June 30, 2014, as compared to $809,000 and $1,472,000 for the corresponding periods of 2013. We had net income of $2,372,000 and $2,105,000 for our discontinued operations for the three and six months ended June 30, 2014, respectively, as compared to net income of $43,000 and $15,000 for the three and six months ended June 30, 2013, respectively. Our net income for our discontinued operations for the three and six months ended June 30, 2014, included a gain on insurance settlement of approximately $3,541,000 and asset impairment charge of $685,000 as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company incurred a net loss of $3,958,000 (which included a gain on insurance settlement of approximately $3,541,000 recorded in the second quarter from our Perma-Fix of South Georgia, Inc. subsidiary which suffered a fire on August 14, 2013). As of June 30, 2014, we have a deficit in working capital of $3,691,000. Revenues for the six months ended June 30, 2014 were $23,201,000 and were below our expectations and internal forecasts as a result of, in large part to, the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions.

The Company’s cash flow requirements during the six months ended June 30, 2014 and fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financings. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures. Our capital resources consist primarily of cash generated from operations, funds available under our revolving credit facility and proceeds from issuance of our Common Stock. Our capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, collection activities, and the profitability of the segments.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital and develop our business plans that will generate profitable revenues. The Company continues to explore all sources of increasing revenue. If the Company is unable, in the near term, to raise capital on commercially reasonable terms or increase revenue, it may not have sufficient cash to sustain its operations for the remainder of 2014. As a result, the Company may be forced to further reduce or even curtail its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2014, we had cash on hand of $36,000. The following table reflects the cash flow activities during the first six months of 2014:

(In thousands)	2014
Cash used in operating activities of continuing operations	$(4,329)
Cash used in operating activities of discontinued operations	(1,527)
Cash used in investing activities of continuing operations	(305)
Proceeds from property insurance claims of discontinued operations	5,727
Cash provided by financing activities of continuing operations	155
Principal repayment of long-term debt for discontinued operations	(18)
Decrease in cash	$(297)

As of June 30, 2014, we were in a net borrowing position (revolving credit facility) and therefore applied all excess cash balances that are subject to our borrowing availability immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at June 30, 2014, primarily represents cash provided by operations and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $10,900,000 at June 30, 2014, an increase of $2,794,000 from the December 31, 2013 balance of $8,106,000. The increase was primarily due to increased billing due to waste shipments received from customers in the latter part of the second quarter of 2014.

As of June 30, 2014, unbilled receivables totaled $4,426,000, a decrease of $793,000 from the December 31, 2013 balance of $5,219,000. Treatment unbilled receivables decreased $558,000 from $4,198,000 as of December 31, 2013 to $3,640,000 as of June 30, 2014. Services Segment unbilled receivables decreased $235,000 from a balance of $1,021,000 as of December 31, 2013 to $786,000 as of June 30, 2014. The decrease was primarily due to overall decrease in our revenue.

Disposal/transportation accrual as of June 30, 2014, totaled $2,125,000, an increase of $740,000 over the December 31, 2013 balance of $1,385,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. As the majority of the disposal accrual is impacted by on-site waste inventory, during the first six months of 2014, we shipped less waste for disposal which is reflected in a higher inventory on-site as compared to year end 2013.

We had a working capital deficit of $3,691,000 (which included working capital of our discontinued operations) as of June 30, 2014, as compared to a working capital deficit of $2,958,000 as of December 31, 2013. Our working capital was impacted by insurance proceeds received from our insurance company for our PFSG facility which we used to pay down our revolving credit facility (which is classified as long term debt) offset by the increase in our accounts receivable from increased billing in the latter part of the second quarter of 2014. See further discussion of our liquidity in “Business Environment, Outlook and Liquidity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investing Activities

For the six months ended June 30, 2014, our purchases of capital equipment totaled approximately $333,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by the net borrowing on our revolving credit facility. We have budgeted approximately $600,000 for 2014 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Loan Agreement”), provides us with the following credit facilities: (a) up to $18,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) (see below for reduction of the Revolving Credit to $12,000,000) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

On April 14, 2014, the Company entered into an Amendment to the Loan Agreement (“Amended Loan Agreement”) with PNC. Pursuant to the Amendment, our lender waived and/or amended the following:

●

reduced our Revolving Credit from up to $18,000,000 to up to $12,000,000. As a result of this Amendment, we recorded approximately $37,000 in loss on debt modification (included in interest expense) in accordance with ASC 470-50, “Debt – Modification and Extinguishment;”

●	waived the quarterly fixed charge coverage ratio testing requirement for the first quarter of 2014;
●

revised the methodology to be used in calculating the fixed charge coverage ratio in each of the subsequent quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 for each of the subsequent quarters of 2014;

●	waived the Company’s failure to meet the minimum quarterly fixed charge coverage ratio requirement for the fourth quarter of 2013;
●	waived the requirement that the Company’s consolidated financial statements for the year ended December 31, 2013 be issued without a going concern qualification; and
●

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

As of June 30, 2014, the excess availability under our revolving credit was $3,262,000, based on our eligible receivables. This availability excludes $3,850,000 of insurance proceeds that the Company received on June 30, 2014 as settlement, in connection with our Perma-Fix of South Georgia, Inc. subsidiary which sustained a fire on August 14, 2013. The Company’s lender, PNC, placed a temporary hold on these funds as of June 30, 2014 until finalization of an Amendment to our Amended Loan Agreement was completed on July 28, 2014. See below for discussion of Amendment 6 with provides for partial release of these funds by PNC.

On July 25, 2014, the Company entered into Amendment 5 of the Amended Loan Agreement with PNC. This Amendment added our Perma-Fix of Canada, Inc. subsidiary as a guarantor under our credit facility. On July 28, 2014, the Company entered into Amendment 6 of the Amended Loan Agreement. This Amendment authorizes the Company to sell our SYA subsidiary, release a hold by PNC which allows the Company to use $2,350,000 of the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our PFSG subsidiary for working capital purposes, and maintain the reserve on the remaining $1,500,000. As a condition of Amendment 6, we agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remains principally unchanged.

As noted above, our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of June 30, 2014:

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	Not Required	3.49:1
Minimum tangible adjusted net worth	$30,000	$43,033	$43,499

We met our quarterly fixed charge coverage ratio requirement in the second quarter of 2014 and we expect to meet the quarterly fixed charge ration in each of the remaining quarters of 2014; however, if we fail to meet the minimum quarterly fixed charge coverage ratio requirement in any of the remaining quarters and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On February 12, 2013, the Company entered into an unsecured promissory note (the new note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety and Ecology Corporation and its subsidiaries (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note ( with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. The outstanding principal balance of the new note as of June 30, 2014 was approximately $69,000. The new note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the new note, with subsequent payments due on the last day of each month thereafter. The new note provides us the right to prepay such at any time without interest or penalty.

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

During August, 2014, the Company’s Polish subsidiary, Perma-Fix Medical S.A. (“PF Medical S.A.”), closed the sale of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, PF Medical S.A. expects to receive, within thirty (30) days of the closing, the sum of $1,800,000 after deduction for commissions but before legal expenses relating to this offering. PF Medical S.A. further expects to receive an additional $750,000, prior to any commission, on or prior to August 17, 2015, for payment of the sale of 68,161 of such shares that PF Medical S.A. has sold in the private placement offering. If PF Medical S.A. is not paid for the 68,161 shares on or prior to August 17, 2015, the purchaser of such shares has agreed to transfer all of its rights, title and interest in such shares to PF Medical S.A. Assuming PF Medical S.A. is paid for all of the shares sold in the offshore private placement, the Company will own approximately 64% of the outstanding shares of PF Medical S.A. If PF Medical S.A. is not paid for the 68,161 shares as provided above and such shares are transferred back to PF Medical S.A., then, in such event, the Company will own approximately 69% of the outstanding shares of PF Medical S.A. PF Medical S.A. intends to use the proceeds from this offering to use, develop and market the new technology developed by us in the production of Tc-99m for medical diagnostic application. This is neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s E Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s E Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placement of PF Medical S.A.’s E Common Stock will be required to bear a legend describing the restrictions of transferring such to U.S. persons and prohibiting hedging transactions in such shares unless in compliance with the Securities Act.

Divestiture of SYA

On July 29, 2014, the Company completed the sale of our wholly-owned subsidiary, SYA. In consideration for the sale of 100% of the capital stock of SYA, the purchaser paid approximately $1,300,000 and an estimated $60,000 working capital adjustment which is subject to adjustment within approximately 90 days of the closing date, in cash, to the Company at the closing, with $50,000 of such consideration being placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  SYA is a professional engineering and environmental consulting services company and was in the Company’s Services Segment. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288. The proceeds received were used to pay down our revolver and used for working capital.

In summary, our financial results for the six months ended June 30, 2014 continued to be below our expectations, and were negatively impacted in large part by, the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions. However, the Company is starting to see improvement in our business with a number of sizable projects being awarded in our Services Segment and higher waste streams received in our Treatment Segment in the latter part of the second quarter of 2014. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our segments. Although there are no assurances, we believe that our cash flows from operations, our available liquidity from the amended and restated line of credit, the partial insurance settlement proceeds that our lender has authorized us to use for general working capital purposes, and proceeds from the sale of our SYA subsidiary, are sufficient to service the Company’s current obligations.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of June 30, 2014, which total approximately $2,500,000, payable as follows: $472,000 in remainder of 2014; $730,000 in 2015; $594,000 in 2016; $530,000 in 2017; with the remaining $174,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations. As of June 30, 2014, the total amount of these bonds and letters of credit outstanding was approximately $1,002,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of June 30, 2014, the closure and post-closure requirements for our facilities were approximately $46,844,000. We have recorded approximately $21,321,000 in a sinking fund related to these policies in other long term assets within our balance sheets.

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

Legal Matters:

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)

PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeks an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. “Presently, under the supervision of the Court, PFNWR and Philo have agreed to temporarily suspend formal legal proceedings and, instead, to work together to process, package, transport from the facility, and dispose of the nonconforming waste. PFNWR anticipates that these activities will be completed in 2014. This matter is currently set to proceed to trial on November 3, 2014 to adjudicate any issues that remain. PFNWR has responded to specific requests for admission on this matter.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $7,228,000 or 57.1% and $12,331,000 or 53.1% of our total revenue from continuing operations during the three and six months ended June 30, 2014, respectively, as compared to $13,210,000 or 58.0% and $27,801,000 or 65.2% of our total revenue from continuing operations during the corresponding period of 2013, respectively.

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

At June 30, 2014, we had total accrued environmental remediation liability of $1,031,000, of which $649,000 is recorded as a current liability. No change occurred in the liability of any of the four facilities as discussed above from December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of June 30, 2014.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. In addition, there have been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.

Item 5.	Other Information

During August, 2014, the Company’s Polish subsidiary, PF Medical S.A., closed the sale of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, PF Medical S.A. expects to receive, within thirty (30) days of the closing, the sum of $1,800,000 after deduction for commissions but before legal expenses relating to this offering. PF Medical S.A. further expects to receive an additional $750,000, prior to any commission, on or prior to August 17, 2015, for payment of the sale of 68,161 of such shares that PF Medical S.A. has sold in the private placement offering. If PF Medical S.A. is not paid for the 68,161 shares on or prior to August 17, 2015, the purchaser of such shares has agreed to transfer all of its rights, title and interest in such shares to PF Medical S.A. Assuming PF Medical S.A. is paid for all of the shares sold in the offshore private placement, the Company will own approximately 64% of the outstanding shares of PF Medical S.A. If PF Medical S.A. is not paid for the 68,161 shares as provided above and such shares are transferred back to PF Medical S.A., then, in such event, the Company will own approximately 69% of the outstanding shares of PF Medical S.A. This is neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s E Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s E Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placement of PF Medical S.A.’s E Common Stock will be required to bear a legend describing the restrictions of transferring such to U.S. persons and prohibiting hedging transactions in such shares unless in compliance with the Securities Act.

Item 6.	Exhibits

(a)	Exhibits
4.1

Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated April 14, 2014, as incorporated by reference from Exhibit 4.17 to the Company’s 2013 Form 10-K filed on April 15, 2014.

4.2

Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 25, 2014, as incorporated by reference from Exhibit 4.1 to the Company’s 8-K filed on July 31, 2014.

4.3

Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 28, 2014, as incorporated by reference from Exhibit 4.2 to the Company’s 8-K filed on July 31, 2014.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 12, 2014	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 12, 2014	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer