Form 10-Q
period 2014-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2014-11-06
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐                Accelerated Filer ☐                Non-accelerated Filer ☐                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 3, 2014
Common Stock, $.001 Par Value	11,468,843
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

ASSETS
Current assets:
Cash	$1,673	$333
Restricted cash	1,332	35
Accounts receivable, net of allowance for doubtful accounts of $1,905 and $1,932, respectively	9,798	8,106
Unbilled receivables - current	5,816	4,917
Inventories	445	520
Prepaid and other assets	3,461	3,084
Current assets related to discontinued operations	26	3,114
Total current assets	22,551	20,109

Property and equipment:
Buildings and land	19,863	19,486
Equipment	35,765	35,279
Vehicles	403	610
Leasehold improvements	11,613	11,625
Office furniture and equipment	1,911	2,046
Construction-in-progress	454	630
	70,009	69,676
Less accumulated depreciation and amortization	(46,454)	(43,616)
Net property and equipment	23,555	26,060

Property and equipment related to discontinued operations	681	1,367

Intangibles and other long term assets:
Permits	16,705	16,744
Goodwill	―	1,330
Other intangible assets – net	2,565	2,980
Unbilled receivables – non-current	275	302
Finite risk sinking fund	21,326	21,307
Other assets	1,290	1,401
Total assets	$88,948	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,474	$5,462
Accrued expenses	5,786	5,201
Disposal/transportation accrual	2,165	1,385
Unearned revenue	5,993	4,149
Current liabilities related to discontinued operations	1,594	3,994
Current portion of long-term debt	3,765	2,876
Total current liabilities	22,777	23,067

Accrued closure costs	5,437	5,222
Other long-term liabilities	787	739
Deferred tax liabilities	1,102	1,012
Long-term liabilities related to discontinued operations	1,336	602
Long-term debt, less current portion	8,571	11,372
Total long-term liabilities	17,233	18,947

Total liabilities	40,010	42,014

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $787 and $738, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	―	―
Common Stock, $.001 par value; 30,000,000 and 75,000,000 shares authorized, respectively; 11,456,536 and 11,406,573 shares issued, respectively; 11,448,894 and 11,398,931 shares outstanding, respectively	11	11
Additional paid-in capital	103,654	103,454
Accumulated deficit	(57,165)	(55,078)
Accumulated other comprehensive (loss) income	(6)	2
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	46,406	48,301
Non-controlling interest on Perma-Fix Medical S.A.	1,247	―
Total stockholders' equity	47,653	48,301
Total liabilities and stockholders' equity	$88,948	$91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2014	2013	2014	2013

Net revenues	$16,905	$19,072	$40,106	$61,685
Cost of goods sold	11,324	15,943	32,874	53,995
Gross profit	5,581	3,129	7,232	7,690

Selling, general and administrative expenses	2,733	3,276	8,916	10,833
Research and development	253	520	941	1,420
Impairment loss on goodwill	―	―	380	1,149
(Gain) loss on disposal of property and equipment	(25)	―	(41)	2
Income (loss) from operations	2,620	(667)	(2,964)	(5,714)

Other income (expense):
Interest income	7	8	20	27
Interest expense	(138)	(252)	(505)	(597)
Interest expense-financing fees	(52)	(40)	(133)	(87)
Other	(63)	―	(48)	(8)
Income (loss) from continuing operations before taxes	2,374	(951)	(3,630)	(6,379)
Income tax expense (benefit)	30	(383)	90	(1,943)
Income (loss) from continuing operations, net of taxes	2,344	(568)	(3,720)	(4,436)

Loss from discontinued operations, net of taxes	(462)	(240)	(1,897)	(224)
(Loss) gain on insurance settlement of discontinued operations, net of taxes	(11)	―	3,530	―
Net income (loss)	1,871	(808)	(2,087)	(4,660)

Net loss attributable to non-controlling interest	―	―	―	(64)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,871	$(808)	$(2,087)	$(4,596)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$.20	$(.05)	$(.32)	$(.39)
Discontinued operations	(.04)	(.02)	(.17)	(.02)
Gain on insurance settlement of discontinued operations, net of taxes	―	―	.31	―
Net income (loss) per common share	$.16	$(.07)	$(.18)	$(.41)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$.20	$(.05)	$(.32)	$(.39)
Discontinued operations	(.04)	(.02)	(.17)	(.02)
Gain on insurance settlement of discontinued operations, net of taxes	―	―	.31	―
Net income (loss) per common share	$.16	$(.07)	$(.18)	$(.41)

Number of common shares used in computing net income (loss) per share:
Basic	11,449	11,353	11,434	11,292
Diluted	11,490	11,353	11,434	11,292

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2014	2013	2014	2013

Net income (loss)	$1,871	$(808)	$(2,087)	$(4,660)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2)	2	(8)	―
Total other comprehensive (loss) income	(2)	2	(8)	―

Comprehensive income (loss)	1,869	(806)	(2,095)	(4,660)
Comprehensive income (loss) attributable to non-controlling interest	―	―	―	(64)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$1,869	$(806)	$(2,095)	$(4,596)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(2,087)	$(4,660)
Less: income (loss) on discontinued operations	1,633	(224)

Loss from continuing operations	(3,720)	(4,436)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	3,282	3,843
Amortization of debt discount	65	14
Amortization of fair value of customer contracts	―	(1,298)
Deferred tax expense (benefit)	90	(2,068)
Provision (benefit) for bad debt and other reserves	11	(315)
Impairment loss on goodwill	380	1,149
(Gain) loss on disposal of plant, property and equipment	(41)	2
Loss on sale of SYA subsidiary (see Note 4)	48	―
Foreign exchange loss	(8)	―
Issuance of common stock for services	198	151
Stock-based compensation	(2)	79
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(1,960)	(783)
Unbilled receivables	(1,246)	1,832
Prepaid expenses, inventories and other assets	717	1,552
Accounts payable, accrued expenses and unearned revenue	801	(4,396)
Cash used in continuing operations	(1,385)	(4,674)
Cash used in discontinued operations	(1,959)	(336)
Cash used in operating activities	(3,344)	(5,010)

Cash flows from investing activities:
Purchases of property and equipment	(375)	(373)
Proceeds from sale of property and equipment	133	―
Proceeds from sale of SYA subsidiary (see Note 4)	1,218	―
Non-controlling distribution/redemption	―	(508)
Payment to finite risk sinking fund	(19)	(27)
Cash provided by (used in) investing activities of continuing operations	957	(908)
Proceeds from property insurance claims of discontinued operations (see Note 10)	5,727	―
Net cash provided by (used in) investing activities	6,684	(908)

Cash flows from financing activities:
Net borrowing of revolving credit	―	851
Principal repayments of long term debt	(1,977)	(2,182)
Preceeds from issuance of common stock	4	―
Proceeds from issuance of long-term debt	―	3,000
Cash (used in) provided by financing activities of continuing operations	(1,973)	1,669
Principal repayments of long term debt for discontinued operations	(27)	(27)
Cash (used in) provided by financing activities	(2,000)	1,642

Increase (decrease) in cash	1,340	(4,276)
Cash at beginning of period	333	4,368
Cash at end of period	$1,673	$92

Supplemental disclosure:
Interest paid	$498	$540
Income taxes paid	30	110
Issuance of Common Stock for debt	―	200
Issuance of Warrants for debt	―	59

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2014.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. Our former independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The Company’s financial position and operating results raised substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $57,165,000 incurred through September 30, 2014. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. During the nine months ended September 30, 2014, we incurred a net loss of $2,087,000 (which included a gain on insurance settlement of approximately $3,530,000 from our Perma-Fix of South Georgia, Inc. subsidiary which suffered a fire on August 14, 2013 (See “Note 4 – Divestitures and Discontinued Operations for further details relating to this insurance settlement)). As of September 30, 2014, we have a deficit in working capital of $226,000. Revenues for the nine months ended September 30, 2014 were $40,106,000 and were below our expectations and internal forecasts primarily due to the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions. However, we have seen significant improvement in our business starting in the latter part of the second quarter of 2014 and into the third quarter of 2014 with a number of sizable projects awarded to us, which is reflected by our third quarter financial results. As of September 30, 2014, the Company’s backlog was approximately $10,681,000, which increased approximately $2,986,000 from the December 31, 2013 balance and increased approximately $4,604,000 from the June 30, 2014 balance.

Our cash flow requirements during the fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financings. For the nine month ended September 30, 2014, we are in a positive cash flow position primarily as a result of the proceeds we received from the sale of our Schreiber, Yonley and Associates, Inc. (“SYA”) subsidiary and the insurance settlement proceeds that our lender authorized us to use for general working capital purposes (see “Note 4 – Divestitures and Discontinued Operations” for the divestiture of SYA and the insurance settlement proceeds received by the Company on June 30, 2014). We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully increase revenues, continue to cut our cost (when deemed necessary), and continue to develop our business plans of expansion into both commercial and international markets (to help offset the uncertainties of government spending in the United States of America) that will generate profitable revenues. We continue to explore all sources of increasing revenue.

Reclassification

To conform to our current year presentation, the Company included the $65,000 of loss on debt modification recorded during the three and nine months ended September 30, 2013 as interest expense. Approximately $37,000 of loss on debt modification was recorded in the second quarter of 2014 and included as interest expense. The amount recorded for loss on debt modification for each period noted above was not material and therefore, was included in interest expenses.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2013 consolidated financial statements referred to above.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08, among other things, raises the threshold for disposals to qualify as discontinued operations. Under ASU 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. Early adoption of ASU 2014-08 is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company elected to early adopt ASU 2014-08 during the second quarter of 2014. On April 3, 2014, the Company’s Board of Directors (“Board”) approved management to pursue the sale of our wholly owned subsidiary, SYA. On July 29, 2014, the Company completed the divestiture of SYA. As a result of the adoption of ASU 2014-08, the Company has presented the divestiture of SYA within our continuing operations. The sale of SYA does not represent a strategic shift that has or will have a major effect on the Company's operations and financial results as defined by ASU 2014-08. The Company has continued to present discontinued operations as previously presented in the Company's fiscal 2013 Annual Report on Form 10-K for the discontinued operations prior to the adoption of ASU 2014-08 (see “Note 4 - Divestitures and Discontinued Operations” for further detail of the divestiture of SYA).

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3.	Reduction in Authorized Shares

On September 18, 2014 at the Company’s 2014 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to reduce the number of shares of Common Stock the Company is authorized to issue from 75,000,000 to 30,000,000. This amendment became effective on September 19, 2014.

4.	Divestitures and Discontinued Operations

Divestiture of SYA

The Company early adopted ASU 2014-08 during the second quarter of 2014. On July 29, 2014, the Company completed the sale of our wholly-owned subsidiary, SYA. As a result of the early adoption of ASU 2014-08, the divestiture of SYA is reported in continuing operations for all periods presented. The purchaser of SYA paid approximately $1,300,000 for 100% of the capital stock and $60,000 for estimated excess working capital which is subject to adjustment within 90 days of the closing date, in cash, to the Company at the closing, with $50,000 of such consideration placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  The proceeds received were used to pay down our revolver and used for working capital. SYA was a professional engineering and environmental consulting services company and was in the Company’s Services Segment. As of September 30, 2014, expenses related to the sale of SYA totaled approximately $92,000. The Company recorded a loss on the sale of SYA of approximately $48,000 (net of taxes of $0), which included an additional estimated excess working capital of approximately $42,000. The loss on the sale of $48,000 was included in “other” expense on our Consolidated Statements of Operations. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288.

Discontinued Operations

In accordance with ASU 2014-08, the Company continues to present discontinued operations as previously presented in the Company’s fiscal 2013 Annual Report on Form 10-K prior to the adoption of ASU 2014-08 as follows:

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

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down the Company’s Revolving Credit facility. As of September 30, 2014, the Company recognized a gain of $3,530,000 (of which a $11,000 loss was recognized in the third quarter of 2014), which was comprised of a $2,977,000 gain on disposal of property and equipment and $553,000 of expenses, clean-up costs, and business interruption recoveries. During the nine months ended September 30, 2014, the Company received $8,462,000 of insurance proceeds of which $5,727,000 was for property and equipment and $2,735,000 was for expenses, clean-up costs, and business interruption recoveries. During the twelve months ended December 31, 2013, the Company received $3,664,000 of insurance proceeds of which $1,750,000 was for property and equipment and $1,914,000 was for expenses, clean-up costs, and business interruption recoveries.

The Company is currently evaluating options regarding the future operation of the PFSG facility. The Company continues to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, the Company concluded that tangible asset impairments existed for PFSG as of September 30, 2014 and recorded approximately $723,000 of asset impairment charges, of which approximately $38,000 was recorded in the third quarter of 2014, with the remaining $685,000 recorded in the second quarter of 2014. The asset impairment charges are included in “loss from discontinued operations, net of taxes.” No remaining intangible assets exist at PFSG at September 30, 2014.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2014 and 2013. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2014	2013	2014	2013

Net revenues	$—	$311	$—	$1,784
Interest expense	$(1)	$(7)	$(7)	$(20)
Operating loss from discontinued operations	$(462)	$(369)	$(1,897)	$(342)
Income tax benefit	$—	$(129)	$—	$(118)
(Loss) gain on insurance settlement of discontinued operations	$(11)	$—	$3,530	$—
(Loss) income from discontinued operations	$(473)	$(240)	$1,633	$(224)

5.	Other Intangible Assets and Goodwill

The following table summarizes information relating to the Company’s other intangible assets:

		September 30, 2014			December 31, 2013
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$528	$(158)	$370	$514	$(155)	$359
Software	3	372	(305)	67	379	(258)	121
Non-compete agreement	1.2	265	(265)	—	265	(174)	91
Customer contracts	.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(1,242)	2,128	3,370	(961)	2,409
Total		$5,325	$(2,760)	$2,565	$5,318	$(2,338)	$2,980

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (which include the one definite-lived permit at our Diversified Scientific Services, Inc. (“DSSI”) subsidiary):

Amount
Year	(In thousands)

2014 (remaining)	$117
2015	459
2016	419
2017	385
2018	355
$1,735

Amortization expense relating to intangible assets and our one definite-lived permit for the Company was $149,000 and $501,000 for the three and nine months ended September 30, 2014, respectively, and $185,000 and $528,000 for the three and nine months ended September 30, 2013, respectively.

Goodwill Impairment

On April 3, 2014, the Company’s Board approved management to pursue the sale of our SYA subsidiary. As permitted by ASC Topic 350 “Intangibles – Goodwill and Other,” when an impairment indicator arises, the Company may recognize its best estimate of that impairment loss. Based on the Company’s preliminary analysis prepared as of June 30, 2014, the Company recorded a goodwill impairment charge of $380,000 during the three months ended June 30, 2014 for the SYA reporting unit. On July 29, 2014, the Company completed the divestiture of SYA (see Note 4 – “Divestitures and Discontinued Operations – Divestiture of SYA”). The Company determined that there was no change in the estimated goodwill impairment recorded above upon the divestiture of SYA on July 29, 2014.

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

6.	Stock Plans and Stock Based Compensation

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

On July 10, 2014, the Company granted an aggregate of 55,000 incentive stock options (“ISOs”) from the Company’s 2010 Stock Option Plan to certain employees, of which 45,000 ISOs were granted to the Company’s Chief Operating Officer (“COO” who was appointed March 20, 2014). The ISOs granted were for a contractual term of six years with one-third yearly vesting over a three year period. The exercise price of the ISOs was $5.00 per share, which was equal to our closing stock price as reported on Nasdaq on the date of grant.

On September 18, 2014, the Company granted an aggregate of 16,800 non-qualified stock options (“NQSOs”) from the Company’s 2003 Outside Directors Stock Plan to our seven re-elected directors at our Annual Meeting of Stockholders held on September 18, 2014. The NQSOs granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the NQSOs was $3.70 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

As of September 30, 2014, the Company had an aggregate of 76,000 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans), of which 21,000 are vested. The weighted average exercise price of the 21,000 outstanding and fully vested employee stock options is $7.13 with a remaining weighted contractual life of 0.3 years. Additionally, the Company had an aggregate of 170,343 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which 153,543 are vested. The weighted average exercise price of the 153,543 outstanding and fully vested director stock options is $9.30 with a remaining weighted contractual life of 4.9 years.

The summary of the Company’s total Stock Plans as of September 30, 2014, as compared to September 30, 2013, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2004 and 2010 Stock Option Plans and the 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2014	362,800	$9.53
Granted	71,800	4.70
Exercised	(1,257)	2.79		$2,319
Forfeited	(187,000)	10.04
Options outstanding End of Period (1)	246,343	7.77	5.1	$23,065
Options Exercisable at September 30, 2014(1)	174,543	$9.04	4.4	$21,049
Options Vested and expected to be vested at September 30, 2014	237,543	$7.87	5.0	$23,065

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2013	528,800	$9.82
Granted	18,000	2.79
Exercised	─	─		$	─
Forfeited	(156,000)	8.28
Options outstanding End of Period (2)	390,800	9.66	3.2		$15,900
Options Exercisable at September 30, 2013(2)	352,800	$10.11	2.9	$	─
Options Vested and expected to be vested at September 30, 2013	390,800	$9.66	3.2		$15,900

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

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during the nine months ended September 30, 2014 and 2013 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows (No options were granted to employees during the nine months ended September 30, 2013):

	Outside Director Stock Options Granted
	September 30, 2014	September 30, 2013
Weighted-average fair value per share	$2.73	$1.96
Risk -free interest rate (1)	2.63%	2.92%
Expected volatility of stock (2)	59.59%	58.88%
Dividend yield	None	None
Expected option life (3) (years)	10.0	10.0

Employee Stock Option Granted
as of September 30, 2014
Weighted-average fair value per share	$2.88
Risk -free interest rate (1)	1.91%
Expected volatility of stock (2)	61.84%
Dividend yield	None
Expected option life (3) (years)	6.0

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized, which is included in selling, general and administrative expenses, for the three and nine months ended September 30, 2014 and 2013 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2014	2013	2014	2013
Employee Stock Options	$12,000	$22,000	$(27,000)	$58,000
Director Stock Options	3,000	4,000	25,000	21,000
Total	$15,000	$26,000	$(2,000)	$79,000

The Company recognized stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, the Company recognizes the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the nine months ended September 30, 2014 included a reduction in expense of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our previous COO, who voluntarily resigned from the Company effective March 28, 2014. The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, which provided for the purchase of up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period. As of September 30, 2014, the Company has approximately $181,000 of total unrecognized compensation cost related to unvested options, of which $36,000 is expected to be recognized in remaining 2014, $73,000 in 2015, $53,000 in 2016, with the remaining $19,000 in 2017.

7.	CEE Opportunity Partners Poland S.A (n/k/a Perma-Fix Medical S.A.)

On April 4, 2014, the Company completed the acquisition of 80% of a Polish Company, CEE Opportunity Partners Poland S.A. (“the Polish shell”), a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland, for $1.00 (U.S.) and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation (“PF Medical”) organized by the Company. PF Medical’s only asset was a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 (Tc-99m) for medical diagnostic applications. Since the acquired shell company does not meet the definition of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The Company renamed the Polish shell to Perma-Fix Medical S.A (“PF Medical S.A.”). The primary purpose of PF Medical S.A. is to provide a financing vehicle for the development and marketing of its medical isotope (Tc-99m) technology used in medical diagnostic testing for potential use throughout the world.

During August, 2014, PF Medical S.A. executed stock subscription agreements totaling approximately $2,550,000 for its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). The closing of this transaction is subject to approvals by the Polish court and compliance with certain other legal requirements under Polish law. In connection with this transaction, as of September 30, 2014, PF Medical S.A. has received approximately $1,247,000 for 125,159 shares (before deduction for commissions and legal expenses relating to this offering), which is being held in an escrow account until the appropriate approvals are obtained and certain legal compliance requirements under Polish securities law are completed. The Company expects that the approvals and necessary requirements will be obtained and completed during November 2014. The Company has recorded the amount held in escrow as restricted cash on the Consolidated Balance Sheet. PF Medical S.A. expects to receive another approximately $553,000 for 56,680 shares related to this transaction by January 2015. PF Medical S.A. further expects to receive the remaining approximately $750,000, prior to any commission, on or prior to August 17, 2015, for payment of the remaining 68,161 of such shares. The unpaid shares as of September 30, 2014 in this transaction were accounted for as subscription receivables and are offset against non-controlling interest. If PF Medical S.A. is not paid for the 68,161 shares on or prior to August 17, 2015, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company. Assuming PF Medical S.A. is paid for all of the shares sold in the offshore private placement, the Company will own approximately 64% of the outstanding shares of PF Medical S.A. If PF Medical S.A. is not paid for the 68,161 shares as provided above and such shares are transferred back to PF Medical S.A., then, in such event, the Company will own approximately 68% of the outstanding shares of PF Medical S.A. This is neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s E Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s E Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placement of PF Medical S.A.’s E Common Stock will be required to bear a legend describing the restrictions of transferring such to U.S. persons and prohibiting hedging transactions in such shares unless in compliance with the Securities Act.

8.	Income (Loss) Per Share

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

The following is a reconciliation of basic income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(Unaudited)			(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2014		2013	2014	2013
Income (loss) per share from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Income (loss) from continuing operations		$2,344	$(568)	$(3,720)	$(4,372)
Basic income (loss) per share		$.20	$(.05)	$(.32)	$(.39)
Diluted income (loss) per share		$.20	$(.05)	$(.32)	$(.39)

Loss per share from discontinued operations attributable to Perma-Fix Environmental Services, Inc. common stockholders
Loss from discontinued operations		$(462)	$(240)	$(1,897)	$(224)
Basic loss per share		$(.04)	$(.02)	$(.17)	$(.02)
Diluted loss per share		$(.04)	$(.02)	$(.17)	$(.02)

(Loss) income per share from insurance settlement of discontinued operations, net of taxes attributable to Perma-Fix Environmental Services, Inc. common stockholders
(Loss) gain on insurance settlement of discontinued operations, net of taxes		$(11)	$ ―	$3,530	$ ―
Basic income per share	$	―	$ ―	$.31	$ ―
Diluted income per share	$	―	$ ―	$.31	$ ―

Weighted average common shares outstanding – basic		11,449	11,353	11,434	11,292
Potential shares exercisable under stock option plans		8	―	―	―
Potential shares upon exercise of Warrants		33	―	―	―
Weighted average shares outstanding – diluted		11,490	11,353	11,434	11,292

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:

Upon exercise of stock options		207	391	207	373
Upon exercise of Warrants	―		―	―	―

9.	Long Term Debt

Long-term debt consists of the following at September 30, 2014 and December 31, 2013:

(Amounts in Thousands)	September 30, 2014	December 31, 2013
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at September 30, 2014) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first nine months of 2014 was 4.2%. (1)	$—	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due in October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first nine months of 2014 was 3.8%. (1)	9,523	11,238
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	40	127
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,717	2,777
Various capital lease and promissory note obligations, payable 2014 to 2016, interest at rates ranging from 5.2% to 6.0%.	64	141
	12,344	14,283
Less current portion of long-term debt	3,765	2,876
Less long-term debt related to assets held for sale	8	35
	$8,571	$11,372

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($158,000) and ($223,000) for September 30, 2014 and December 31, 2013, respectively. See “Promissory Notes” below for additional information.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Amended Loan Agreement”), provides us with the following credit facilities: (a) up to $12,000,000 revolving credit facility (reduced from $18,000,000 pursuant to an amendment dated April 14, 2014) (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization). As a result of the reduction in the maximum borrowing Revolving Credit noted above, the Company recorded approximately $37,000 in loss on debt modification (included in interest expense) during the second quarter of 2014 in accordance with ASC 470-50, “Debt – Modification and Extinguishment.”

On July 25, 2014, the Company entered into Amendment 5 to the Amended Loan Agreement. This Amendment added our Perma-Fix of Canada, Inc. subsidiary as a guarantor under our credit facility. On July 28, 2014, the Company entered into Amendment 6 to the Amended Loan Agreement. This Amendment authorized the Company to sell our SYA subsidiary and released a hold by PNC which allows the Company to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our PFSG subsidiary for working capital purposes but placed an indefinite reduction on our borrowing availability by $1,500,000. As a condition of Amendment 6, the Company agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remains principally unchanged.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. The Company may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

As of September 30, 2014, the excess availability under our revolving credit was $8,558,000, based on our eligible receivables and includes the indefinite reduction of borrowing availability of $1,500,000 as discussed above.

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The fixed charge coverage ratio requirement for the first quarter of 2014 was waived by PNC. The Company met its fixed charge coverage ratio in the second and third quarters of 2014 and expects to meet its quarterly fixed charge coverage ratio requirement in the remaining quarter of 2014; however, if the Company fails to meet the minimum quarterly fixed charge coverage ratio requirement in the remaining quarter of 2014 and PNC does not waive the non-compliance or further revise our covenant so that the Company is in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, the Company may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Promissory Notes

On February 12, 2013, the Company entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC” and formerly known as Homeland Security Capital Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that the Company asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) from TNC on October 31, 2011 (See payment terms of this promissory note in the table above). The new note was entered into as a result of the settlement in which a previously issued promissory note (with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. The outstanding principal balance of the new note as of September 30, 2014, was approximately $40,000. The new note provides the Company the right to prepay such at any time without interest or penalty.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by the first quarter of 2012. As of September 30, 2014, our financial assurance coverage amount under this policy totaled approximately $38,679,000. The Company has recorded $15,424,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying balance sheets, which includes interest earned of $953,000 on the sinking fund as of September 30, 2014. Interest income for three and nine months ended September 30, 2014, was approximately $5,000 and $15,000, respectively. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of September 30, 2014, the Company has recorded $5,902,000 in our sinking fund related to this policy in other long term assets on the accompanying balance sheets, which includes interest earned of $202,000 on the sinking fund as of September 30, 2014. Interest income for the three and nine months ended September 30, 2014 was approximately $1,000 and $4,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2014 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

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

The Company currently has two reporting segments, which are based on a service offering approach. This however, excludes corporate headquarters, which does not generate revenue, our discontinued operations, which includes all facilities as discussed in “Note 4 – Divestiture and Discontinued Operations and Divestitures”, and PF Medical S.A., a developmental entity whose primary purpose at this time is the research and development and marketing of medical isotope technology used in medical diagnostic testing (which is not generating any revenues).

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

o

global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and

o

augmented engineering services (through our Schreiber, Yonley & Associates, Inc. subsidiary (“SYA”) – which was divested July 29, 2014) providing consulting environmental services to industrial and government customers:

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

The table below presents certain financial information of our operating segments as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2014
	Treatment	Services	Segments Total	Corporate (1)	PF Medical S.A. (1)	Consolidated Total
Revenue from external customers	$12,705	$4,200	$16,905	$—	—	$16,905
Intercompany revenues	—	19	19	—	—	—
Gross profit	4,943	638	5,581	—	—	5,581
Interest income	—	—	—	7	—	7
Interest expense	(10)	—	(10)	(128)	—	(138)
Interest expense-financing fees	—	—	—	(52)	—	(52)
Depreciation and amortization	748	213	961	12	—	973
Segment profit (loss)	3,985	10	3,995	(1,422)	(229)	2,344
Expenditures for segment assets	3	39	42	—	—	42

Segment Reporting for the Quarter Ended September 30, 2013
	Treatment	Services	Segments Total	Corporate (1)	PF Medical S.A. (1)	Consolidated Total
Revenue from external customers	$8,929	$10,143	$19,072	$—	—	$19,072
Intercompany revenues	82	11	93	—	—	—
Gross profit	1,801	1,328	3,129	—	—	3,129
Interest income	—	—	—	8	—	8
Interest expense	(10)	(1)	(11)	(241)	—	(252)
Interest expense-financing fees	—	—	—	(40)	—	(40)
Depreciation and amortization	999	248	1,247	20	—	1,267
Segment profit (loss)	616	387	1,003	(1,571)	—	(568)
Expenditures for segment assets	192	6	198	—	—	198

Segment Reporting for the Nine Months Ended September 30, 2014
	Treatment	Services	Segments Total	Corporate (1)	PF Medical S.A. (1)	Consolidated Total
Revenue from external customers	$29,773	$10,333	$40,106	$—	—	$40,106
Intercompany revenues	—	64	64	—	—	—
Gross profit	6,379	853	7,232	—	—	7,232
Interest income	—	—	—	20	—	20
Interest expense	(35)	(1)	(36)	(469)	—	(505)
Interest expense-financing fees	—	2	2	(135)	—	(133)
Depreciation and amortization	2,535	709	3,244	38	—	3,282
Segment profit (loss)	2,977	(1,981)	996	(4,302)	(414)	(3,720)
Expenditures for segment assets	334	41	375	—	—	375

Segment Reporting for the Nine Months Ended September 30, 2013
	Treatment	Services	Segments Total	Corporate (1)	PF Medical S.A. (1)	Consolidated Total
Revenue from external customers	$26,379	$35,306	$61,685	$—	—	$61,685
Intercompany revenues	1,149	66	1,215	—	—	—
Gross profit	3,968	3,722	7,690	—	—	7,690
Interest income	—	—	—	27	—	27
Interest expense	(38)	3	(35)	(562)	—	(597)
Interest expense-financing fees	—	—	—	(87)	—	(87)
Depreciation and amortization	3,063	708	3,771	72	—	3,843
Segment profit (loss)	524	(432)	92	(4,528)	—	(4,436)
Expenditures for segment assets	367	6	373	—	—	373

(1) Amounts reflect the activity for corporate headquarters and PF Medical S.A. not included in the segment information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $30,000 and income tax benefit of $383,000 from continuing operations for the three months ended September 30, 2014 and the corresponding period of 2013, respectively, and income tax expense of $90,000 and income tax benefit of $1,943,000 for the nine months ended September 30, 2014 and the corresponding period of 2013, respectively. The Company’s effective tax rates were approximately 1.3% and 40.3% for the three months ended September 30, 2014 and 2013, respectively, and (2.8%) and 37.6% for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the Company treated the goodwill impairment loss of approximately $380,000 recorded for our SYA subsidiary (in the second quarter of 2014) and the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit (recorded in the second quarter of 2013) as discrete items and therefore were not included in our estimated effective tax rates for the nine month ended September 30, 2014 and corresponding period of 2013 in accordance with ASC 740-270-30-8 (see Note 5 – “Other Intangible Assets and Goodwill” for further information regarding these goodwill impairments). The lower tax rate for the three and nine months ended September 30, 2014 as compared to the corresponding period of 2013 was primarily the result of the Company recording a full valuation allowance on its net deferred tax assets.

13.	Subsequent Events

Consulting Agreement

On October 17, 2014, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) and the Board of Directors (“Board”) approved a consulting agreement with John Climaco (a director of the Company), with Mr. Climaco abstaining. The Company and Mr. Climaco entered into the consulting agreement on October 17, 2014. Mr. Climaco is also is a member of the Strategic Advisory Committee of the Board. Pursuant to the consulting agreement, the services to be provided by the Consultant shall include, among other things, the following:

●	Review the Company’s operations to restructure costs to render the Company more competitive;
●	Evaluate all functions, including but not limited to sales, marketing, accounting, operations, and executive management as well as cost structures for each facility;
●	Assist in the development of the Company’s strategy opportunity and other initiatives, including but not limited to the development of the Company’s medical isotope technology; and
●	Other assignments as determined by the Board.

The Consultant shall be paid $22,000 per month plus reasonable expenses. The agreement shall continue unless terminated by either party for any reason or no reason by providing thirty (30) days written notice to the other party. The Consultant shall remain on the Company’s Board of Director until the expiration of the term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein include, but are not limited to the following:

●	significant reduction in the level of governmental funding could have a material adverse impact to our business, financial position, results of operations and cash flows;
●	expect to meet our financial covenants in remaining quarter of 2014;
●	increase revenues and generate positive cash flow for remainder of 2014;
●	reducing operating cost;
●	ability to achieve and maintain profitability;
●	ability to successfully raise additional capital;
●	successfully expand into both commercial and international markets;
●	increase market share;
●	ability to continue under existing contracts with the federal government;
●	insurance coverage;
●	ability to fund expenses to remediate sites from funds generated internally;
●	ability to fund budgeted capital expenditures during 2014 through our operations and lease financing;
●	ability to reduce operating costs;
●	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
●	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
●	increase in funding for discretionary clean-up and waste treatment projects;
●	ability to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;
●	being potentially responsible party at a remedial action site, which could have a material adverse effect;
●	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements; and
●	raising capital by Polish subsidiary and obtaining approvals in connection therewith.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	inability to increase revenue;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;

●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
●	Risk Factors and factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2013 Form 10-K and Form 10-Qs for the first and second quarters of 2014.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Revenue decreased $2,167,000 or 11.4% to $16,905,000 for the three months ended September 30, 2014 from $19,072,000 for the corresponding period of 2013. The decrease in revenue was primarily due to lower revenue in our Services Segment which had a decrease in revenue of approximately $5,943,000. The completion of the CH Plateau Remediation Company (“CHPRC”) subcontract (under the nuclear services area) effective September 30, 2013 accounted for the majority of this revenue decrease. Revenue generated under this subcontract was approximately $5,656,000 during the third quarter of 2013. This subcontract was awarded to our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary (effective June 19, 2008) in connection with CH2M Hill Plateau Remediation Company’s (“CH2M Hill”) prime contract with the U.S. Department of Energy (“DOE”), relating to waste management and facility operations at the DOE’s Hanford, Washington site. The divestiture of our Schreiber, Yonley and Associates, Inc. (“SYA”) subsidiary on July 29, 2014 accounted for approximately $262,000 of the decrease in revenue. Treatment Segment revenue increased $3,776,000 or 42.3% primarily due to increased waste volume. Gross profit increased $2,452,000 or 78.4%, primarily due to increased revenue within our Treatment Segment from increased waste volume. Selling, General, and Administrative (“SG&A”) expenses decreased $543,000 or 16.6% for the three months ended September 30, 2014 as compared to the corresponding period of 2013. We have included the divestiture of SYA within our continuing operations. See “Divestiture of SYA” in this section for further information of this sale.

Business Environment, Outlook and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern. Our former independent registered public accounting firm included in its report covering our 2013 audited consolidated financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The Company’s financial position and operating results raised substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $57,165,000 incurred through September 30, 2014. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. During the nine months ended September 30, 2014, we incurred a net loss of $2,087,000 (which included a gain on insurance settlement of approximately $3,530,000 from our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary which suffered a fire on August 14, 2013 (See “Discontinued Operations and Divestitures” below for further details relating to this insurance settlement)). As of September 30, 2014, we have a deficit in working capital of $226,000. Revenues for the nine months ended September 30, 2014 were $40,106,000 and were below our expectations primarily due to the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions. However, we have seen significant improvement in our business starting in the latter part of the second quarter of 2014 and into the third quarter of 2014 with a number of sizable projects awarded to us, which is reflected by our third quarter financial results. As of September 30, 2014, the Company’s backlog was approximately $10,681,000, which increased approximately $2,986,000 from the December 31, 2013 balance and increased approximately $4,604,000 from the June 30, 2014 balance.

Our cash flow requirements during the fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financings. For the nine months ended September 30, 2014, we are in a positive cash flow position primarily as a result of the proceeds we received from the sale of our SYA subsidiary and the insurance settlement proceeds that our lender authorized us to use for general working capital purposes (see “Discontinued Operations and Divestitures” in this section for further details relating to this insurance settlement proceeds received on June 30, 2014). We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully increase revenues, continue to cut our cost (when deemed necessary), and continue to develop our business plans of expansion into both commercial and international markets (to help offset the uncertainties of government spending in the United States of America) that will generate profitable revenues. We continue to explore all sources of increasing revenue.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2014	%	2013	%	2014	%	2013	%
Net revenues	$16,905	100.0	$19,072	100.0	$40,106	100.0	$61,685	100.0
Cost of goods sold	11,324	67.0	15,943	83.6	32,874	82.0	53,995	87.5
Gross profit	5,581	33.0	3,129	16.4	7,232	18.0	7,690	12.5
Selling, general and administrative	2,733	16.2	3,276	17.2	8,916	22.2	10,833	17.6
Research and development	253	1.4	520	2.7	941	2.4	1,420	2.3
Impairment loss on goodwill	―	―	―	―	380	.9	1,149	1.9
(Gain) loss on disposal of property and equipment	(25)	(.1)	―	―	(41)	(.1)	2	―
Income (loss) from operations	2,620	15.5	(667)	(3.5)	(2,964)	(7.4)	(5,714)	(9.3)
Interest income	7	―	8	―	20	―	27	―
Interest expense	(138)	(.8)	(252)	(1.3)	(505)	(1.3)	(597)	(.9)
Interest expense-financing fees	(52)	(.3)	(40)	(.2)	(133)	(.3)	(87)	(.1)
Other	(63)	(.4)	―	―	(48)	(.1)	(8)	―
Income (loss) from continuing operations before taxes	2,374	14.0	(951)	(5.0)	(3,630)	(9.1)	(6,379)	(10.3)
Income tax expense (benefit)	30	.1	(383)	(2.0)	90	.2	(1,943)	(3.1)
Income (loss) from continuing operations	$2,344	13.9	$(568)	(3.0)	$(3,720)	(9.3)	$(4,436)	(7.2)

Summary – Three and Nine Months Ended September 30, 2014 and 2013

Consolidated revenues decreased $2,167,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$9,026	53.4	$5,974	31.3	$3,052	51.1
Hazardous/non-hazardous	1,085	6.4	914	4.8	171	18.7
Other nuclear waste	2,594	15.4	2,041	10.7	553	27.1
Total	12,705	75.2	8,929	46.8	3,776	42.3

Services
Nuclear services	2,784	16.4	8,905	46.7	(6,121)	(68.7)
Technical services	1,416	8.4	1,238	6.5	178	14.4
Total	4,200	24.8	10,143	53.2	(5,943)	(58.6)

Total	$16,905	100.0	$19,072	100.0	$(2,167)	(11.4)

Net Revenue

Treatment Segment revenue increased $3,776,000 or 42.3% for the three months ended September 30, 2014 over the same period in 2013. The increase in revenue within the Treatment Segment was attributed primarily to higher waste volume, with significant increase in revenue from government clients of approximately $3,052,000 or 51.1%, as compared to the same period in prior year. Revenues from hazardous/non-hazardous waste and other nuclear waste also increased primarily due to increased waste volume. Services Segment revenue decreased $5,943,000 or 58.6% in the three months ended September 30, 2014 from the corresponding period of 2013 primarily as a result of the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area and delays in replacing the CHPRC subcontract with new contracts. The CHPRC subcontract generated revenue of approximately $5,656,000 in the three months ended September 30, 2013. As stated above, our governmental clients are increasing spending for waste management services, and as a result, we expect such increase to result in increased revenues for us.

Consolidated revenues decreased $21,579,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$18,826	46.9	$15,275	24.8	$3,551	23.2
Hazardous/non-hazardous	3,170	7.9	3,293	5.3	(123)	(3.7)
Other nuclear waste	7,777	19.4	7,811	12.7	(34)	(0.4)
Total	29,773	74.2	26,379	42.8	3,394	12.9

Services
Nuclear services	5,813	14.5	30,348	49.2	(24,535)	(80.8)
Technical services	4,520	11.3	4,958	8.0	(438)	(8.8)
Total	10,333	25.8	35,306	57.2	(24,973)	(70.7)

Total	$40,106	100.0	$61,685	100.0	$(21,579)	(35.0)

Net Revenue

Treatment Segment revenue increased $3,394,000 or 12.9% for the nine months ended September 30, 2014 over the same period in 2013. Revenue from government clients increased approximately $3,551,000 or 23.2% primarily due to higher averaged price waste which was partially offset by lower waste volume. Revenue from hazardous and non-hazardous waste was down $123,000 or 3.7% primarily due to a remediation job which we had in the second quarter of 2013 which did not repeat in the corresponding period of 2014. Services Segment revenue decreased $24,973,000 or 70.7% for the nine months ended September 30, 2014 from the corresponding period of 2013 primarily as a result of the completion of a certain large contract (effective December 31, 2013) with the DOE, the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area, and the completion of various other contracts within the Segment. We were not able to replace these completed contracts in a timely manner with new contracts. The CHPRC subcontract generated revenue of approximately $17,150,000 for the nine months ended September 30, 2013. As stated above, our governmental clients are increasing spending for waste management services, and as a result, we expect such increase to result in increased revenues for us.

Cost of Goods Sold

Cost of goods sold decreased $4,619,000 for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013, as follows:

		%		%
(In thousands)	2014	Revenue	2013	Revenue	Change
Treatment	$7,762	61.1	$7,128	79.8	$634
Services	3,562	84.8	8,815	86.9	(5,253)
Total	$11,324	67.0	$15,943	83.6	$(4,619)

Cost of goods sold for the Treatment Segment increased by $634,000 or 8.9% primarily due to higher revenue. We incurred higher material and supplies, lab, disposal and transportation costs. The higher cost was partially offset by lower payroll related expenses, lower general expenses in various categories, and lower depreciation expenses resulting from certain fixed assets which became fully depreciated in June 2014. Services Segment cost of goods sold decreased $5,253,000 or 59.6% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower by approximately $4,900,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in early May 2014. The remaining reduction in costs of goods sold was due primarily to lower outside services, travel, and general expenses in various categories from lower revenue due to the completion of the CHPRC subcontract and fewer projects. Included within cost of goods sold is depreciation and amortization expense of $902,000 and $1,101,000 for the three months ended September 30, 2014, and 2013, respectively.

Cost of goods sold decreased $21,121,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as follows:

		%		%
(In thousands)	2014	Revenue	2013	Revenue	Change
Treatment	$23,394	78.6	$22,411	85.0	$983
Services	9,480	91.7	31,584	89.5	(22,104)
Total	$32,874	82.0	$53,995	87.5	$(21,121)

Cost of goods sold for the Treatment Segment increased by $983,000 or 4.4% primarily due to higher revenue. We incurred higher material and supplies, lab, transportation and disposal costs. We also incurred higher healthcare costs for the nine months ended September 30, 2014. The higher cost was partially offset by lower salaries and payroll related expenses from lower headcount, lower general costs in various categories and lower depreciation expense as a number of our fixed asset became fully depreciated during the beginning of June 2014. Services Segment cost of goods sold decreased $22,104,000 or 70.0% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower by approximately $16,000,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in early May 2014. The remaining reduction in costs of goods sold was primarily due to lower outside services costs, lower material and supplies expenses and lower travel expenses resulting from fewer projects and the completion of the CHPRC subcontract. Included within cost of goods sold is depreciation and amortization expense of $2,922,000 and $3,369,000 for the nine months ended September 30, 2014, and 2013, respectively.

Gross Profit

Gross profit for the quarter ended September 30, 2014, increased $2,452,000 over 2013, as follows:

		%		%
(In thousands)	2014	Revenue	2013	Revenue	Change
Treatment	$4,943	38.9	$1,801	20.2	$3,142
Services	638	15.2	1,328	13.1	(690)
Total	$5,581	33.0	$3,129	16.4	$2,452

The Treatment Segment gross profit increased $3,142,000 or 174.5% and gross margin increased to 38.9% from 20.2% primarily due to the increase in revenue from higher waste volume and the reduction in certain of our fixed costs as discussed in the cost of goods sold above for the three months ended September 30, 2014. The increase in waste volume provided for approximately $2,900,000 of this increase in gross profit. In the Services Segment, gross profit decreased $690,000 or 52.0% due to reduced revenue as discussed above; however, gross margin increased to 15.2% from 13.1% despite the completion of the CHPRC subcontract effective September 30, 2013, which was a higher margin subcontract. Gross margin from this subcontract was approximately 18.9% during the third quarter of 2013. Gross margin for the three months ended September 30, 2014 in the Services Segment was positively impacted by the reduction in workforce which occurred in May 2014 as we continue to bring our costs in line with our revenue.

Gross profit for the nine months ended September 30, 2014, decreased $458,000 over 2013, as follows:

		%		%
(In thousands)	2014	Revenue	2013	Revenue	Change
Treatment	$6,379	21.4	$3,968	15.0	$2,411
Services	853	8.3	3,722	10.5	(2,869)
Total	$7,232	18.0	$7,690	12.5	$(458)

The Treatment Segment gross profit increased $2,411,000 or 60.8% due to increased revenue and gross margin increased to 21.4% from 15.0% primarily due to revenue mix and the reduction in certain of our fixed costs as discussed above. In the Services Segment, gross profit decreased $2,869,000 or 77.1% due to reduced revenue as discussed above. The decrease in gross margin from 10.5% for the nine months ended September 30, 2013 to 8.3% for the nine months ended September 30, 2014 was impacted by the completion of the CHPRC subcontract which was a higher margin subcontract; however, this decrease was partially offset by the reduction in additional headcount in our cost cutting effort to bring our costs in line with our revenue.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased $543,000 for the three months ended September 30, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$1,278	―	$1,256	―	$22
Treatment	866	6.8	792	8.9	74
Services	589	14.0	1,228	12.1	(639)
Total	$2,733	16.2	$3,276	17.2	$(543)

The primary reduction in SG&A was within the Services Segment. Services SG&A was lower in almost all categories. We incurred lower salaries and payroll related expenses resulting from reduced headcount from a reduction in workforce which occurred in May 2014, lower outside services expenses resulting from lower consulting, legal, and sub-contract expenses, and lower general expenses in various categories as we continue to streamline our costs. The lower cost was partially offset by higher bad debt expense. During the third quarter of 2013, we reversed approximately $380,000 in bad debt expense resulting from the collection of accounts receivable previously reserved in our allowance for doubtful account for a certain fixed price contract. The increase in administrative SG&A was primarily the result of higher public company expenses resulting from two additional outside directors elected in September 2013 and October 2013 and higher outside services expenses resulting from more corporate business/legal matters. The higher cost was partially offset by lower salaries and payroll related expenses from lower headcount and lower travel expenses. Treatment SG&A was higher primarily due to higher franchise taxes. In the prior year, we recorded a true-up adjustment of our franchise taxes resulting in a much lower tax expense in the prior year. This higher cost was partially offset by lower salaries and payroll related expenses from lower headcount. Included in SG&A expenses is depreciation and amortization expense of $71,000 and $112,000 for the three months ended September 30, 2014, and 2013, respectively.

SG&A expenses decreased $1,917,000 for the nine months ended September 30, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$3,691	―	$3,764	―	$(73)
Treatment	2,876	9.7	2,982	11.3	(106)
Services	2,349	22.7	4,087	11.6	(1,738)
Total	$8,916	22.2	$10,833	17.6	$(1,917)

We saw significant reduction in SG&A within our Services Segment. Services SG&A was lower primarily due to the same reasons as discussed above for the three months ended September 30, 2014. The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer business/legal matters, lower general expenses in various categories, lower travel expenses, and lower salaries and payroll related expenses from lower headcount. The lower cost was partially offset by higher health claim costs and higher public company expenses resulting from two additional outside directors elected in September 2013 and October 2013. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount, lower bad debt expense, lower outside services expenses from fewer legal and consulting matters, and lower general expenses in various categories. Included in SG&A expenses is depreciation and amortization expense of $270,000 and $313,000 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development (“R&D”)

Research and development costs decreased $267,000 and decreased $479,000 for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods of 2013. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The decrease for the three and nine months ended September 30, 2014 was primarily due to lower lab costs in 2014 as we incurred higher lab costs in 2013 from test sampling related to our Medical Isotope project. (see “Financial Activities” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information of PF Medical S.A. whose primary purpose is the R&D of technology for Medical Isotope project). Included in research and development expense is depreciation expense of $0 and $54,000 for the three months ended September 30, 2014 and the corresponding period of 2013, respectively, and $90,000 and $161,000 for the nine months ended September 30, 2014 and the corresponding period of 2013, respectively.

Interest Expense

Interest expense decreased $114,000 and $92,000 for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods of 2013. The decrease in interest expense for the three months ended September 30, 2014 was primarily due to lower interest from our reducing Term Loan balance and lower Revolving Credit line balance. In addition, we incurred approximately $65,000 in loss on debt modification (in accordance with ASC 470-50, “Debt – Modification and Extinguishment”) during the third quarter of 2013 as a result of an amendment we entered into with our lender which reduced our Revolving Credit line from $25,000,000 to $18,000,000. The decrease in interest expense for the nine months ended September 30, 2014 as compared to the corresponding period of 2013 was primarily due to lower interest from the reducing Term Loan balance and lower Revolving Credit line balance as discussed above. In addition, we recorded approximately $37,000 in loss on debt modification during the second quarter of 2014 resulting from an amendment that we entered into with our lender which reduced our Revolving Credit line from $18,000,000 to $12,000,000 as compared to the $65,000 in loss on debt modification recorded during the third quarter of 2013, as discussed above.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $12,000 and $46,000 for the three and nine months ended September 2014, respectively, as compared to the corresponding period of 2013. The increase was primarily due to debt discount amortized as financing fees in connection with the issuance of our Common Stock and two purchase Warrants as consideration for the Company receiving a $3,000,000 loan from Messrs. Ferguson and Lampson on August 2, 2013 (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Income Tax

We had income tax expenses of $30,000 and income tax benefit of $383,000 from continuing operations for the three months ended September 30, 2014 and the corresponding period of 2013, respectively, and income tax expense of $90,000 and income tax benefit of $1,943,000 for the nine months ended September 30, 2014 and the corresponding period of 2013, respectively. The Company’s effective tax rates were approximately 1.3% and 40.3% for the three months ended September 30, 2014 and 2013, respectively, and (2.8%) and 37.6% for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the Company treated the goodwill impairment loss of approximately $380,000 recorded for our SYA subsidiary (in the second quarter of 2014) and the goodwill impairment loss of approximately $1,149,000 recorded for our CHPRC reporting unit (recorded in the second quarter of 2013), as discrete items and therefore were not included in our estimated effective tax rates in accordance with ASC 740-270-30-8. The lower tax rate for the three and nine months ended September 30, 2014 as compared to the corresponding period of 2013 was primarily the result of the Company recording a full valuation allowance on its net deferred tax assets.

Divestiture of SYA

On July 29, 2014, we completed the sale of our wholly-owned subsidiary, SYA. As a result of the early adoption of Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” by us during the second quarter of 2014, the divestiture of SYA is reported in continuing operations for all periods presented. The sale of SYA does not represent a strategic shift that has or will have a major effect on our operations and financial results as defined by ASU 2014-08. We have continued to present discontinued operations as previously presented in the Company's fiscal 2013 Annual Report on Form 10-K for the discontinued operations prior to the adoption of ASU 2014-08 (See “Discontinued Operations and Divestitures” below for further information of our discontinued operations).

The purchaser of SYA paid approximately $1,300,000 for 100% of the capital stock and $60,000 for estimated excess working capital which is subject to adjustment within 90 days of the closing date, in cash, to the Company at the closing, with $50,000 of such consideration placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  The proceeds received were used to pay down our revolver and used for working capital. SYA was a professional engineering and environmental consulting services company and was in the Company’s Services Segment. As of September 30, 2014, expenses related to the sale of SYA totaled approximately $92,000. We recorded a loss of approximately $48,000 (net of taxes of $0) on the sale of SYA, which included an additional estimated excess working capital of approximately $42,000. The loss recorded was included in “other” expense on our Consolidated Statements of Operations. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288.

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

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down the Company’s Revolving Credit facility. As of September 30, 2014, the Company recognized a gain of $3,530,000 (of which a $11,000 loss was recognized in the third quarter of 2014), which was comprised of a $2,977,000 gain on disposal of property and equipment and $553,000 of expenses, clean-up costs, and business interruption recoveries. During the nine months ended September 30, 2014, the Company received $8,462,000 of insurance proceeds of which $5,727,000 was for property and equipment and $2,735,000 was for expenses, clean-up costs, and business interruption recoveries. During the twelve months ended December 31, 2013, the Company received $3,664,000 of insurance proceeds of which $1,750,000 was for property and equipment and $1,914,000 was for expenses, clean-up costs, and business interruption recoveries.

The Company is currently evaluating options regarding the future operation of the PFSG facility. The Company continues to market our PFSG facility for sale. As required by ASC 360, based on our internal financial valuations, the Company concluded that tangible asset impairments existed for PFSG as of September 30, 2014 and recorded approximately $723,000 of asset impairment charges, of which approximately $38,000 was recorded in the third quarter of 2014, with the remaining $685,000 recorded in the second quarter of 2014. The asset impairment charges are included in “loss from discontinued operations, net of taxes”. No remaining intangible assets exist at PFSG at September 30, 2014.

Our discontinued operations had net revenue of $0 and $0 for the three and nine months ended September 30, 2014, as compared to $311,000 and $1,784,000 for the corresponding periods of 2013. We had net loss of $473,000 and net income of $1,633,000 for our discontinued operations for the three and nine months ended September 30, 2014, respectively, as compared to net losses of $240,000 and $224,000 for the three and nine months ended September 30, 2013, respectively. Our net income for our discontinued operations for nine months ended September 30, 2014, included a gain on insurance settlement of approximately $3,530,000 and asset impairment charge of $723,000 as discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we incurred a net loss of $2,087,000 (which included a gain on insurance settlement of approximately $3,530,000 from our PFSG subsidiary which suffered a fire on August 14, 2013 (See “Discontinued Operations and Divestitures” above for further details relating to this insurance settlement)). As of September 30, 2014, we have a deficit in working capital of $226,000. Revenues for the nine months ended September 30, 2014 were $40,106,000 and were below our expectations and internal forecasts primarily due to the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions. However, we have seen significant improvement in our business starting in the latter part of the second quarter of 2014 and into the third quarter of 2014 with a number of sizable projects awarded to us, which is reflected by our third quarter financial results. As of September 30, 2014, the Company’s backlog was approximately $10,681,000, which increased approximately $2,986,000 from the December 31, 2013 balance and increased approximately $4,604,000 from the June 30, 2014 balance. Our cash flow requirements during the fiscal year 2013 were financed by cash on hand, operations, our credit facility, and debt financing. For the nine months ended September 30, 2014, we are in a positive cash flow position primarily as a result of the proceeds we received from the sale of our SYA subsidiary and the insurance settlement proceeds that our lender authorized us to use for general working capital purposes. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels when deemed necessary.

Our ability to achieve and maintain profitability is dependent upon our ability to successfully raise additional capital, continue to cut our cost (when deemed necessary), and continue to develop our business plans of expansion into both commercial and international markets (to help offset the uncertainties of government spending in the United States of America) that will generate profitable revenues. We continue to explore all sources of increasing revenue.

The accompanying financial statements have been prepared assuming we will continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2014, we had cash on hand of $1,673,000. The following table reflects the cash flow activities during the first nine months of 2014:

(In thousands)	2014
Cash used in operating activities of continuing operations	$(1,385)
Cash used in operating activities of discontinued operations	(1,959)
Cash provided by investing activities of continuing operations	957
Proceeds from property insurance claims of discontinued operations	5,727
Cash used in financing activities of continuing operations	(1,973)
Principal repayment of long-term debt for discontinued operations	(27)
Increase in cash	$1,340

For the nine months ended September 30, 2014, we were in a positive cash position primarily as a result of the proceeds we received from the sale of our SYA subsidiary and the insurance settlement proceeds that our lender authorized us to use for general working capital purposes. We move all excess cash into a Money Market Sweep account in accordance with our Amended Loan Agreement. When we are in a net borrowing position, we move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at September 30, 2014, primarily represents cash received from the sale of SYA, proceeds received from insurance settlement and minor petty cash and local account balances used for miscellaneous services and supplies reduced by cash used by operations.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $9,798,000 at September 30, 2014, an increase of $1,692,000 from the December 31, 2013 balance of $8,106,000. The increase was primarily due to increased billing due to higher waste shipments received in the quarter partially offset by increased cash receipts.

Accounts Payable, totaled $3,474,000 at September 30, 2014, a decrease of $1,988,000 from the December 31, 2013 balance of $5,462,000. We utilized our accounts receivable cash receipts, proceeds from the divestiture of SYA and insurance settlement to pay down our accounts payables.

As of September 30, 2014, unbilled receivables totaled $6,091,000, an increase of $872,000 from the December 31, 2013 balance of $5,219,000. Treatment unbilled receivables increased $582,000 from $4,198,000 as of December 31, 2013 to $4,780,000 as of September 30, 2014. Services Segment unbilled receivables increased $290,000 from a balance of $1,021,000 as of December 31, 2013 to $1,311,000 as of September 30, 2014. The increase was primarily due to higher waste shipments received in the third quarter of 2014.

Disposal/transportation accrual as of September 30, 2014, totaled $2,165,000, an increase of $780,000 over the December 31, 2013 balance of $1,385,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. As the majority of the disposal accrual is impacted by on-site waste inventory, during the first nine months of 2014, we shipped less waste for disposal (due to pending approval from the disposal site) which is reflected in a higher inventory on-site as compared to year end 2013.

We had a working capital deficit of $226,000 (which included working capital of our discontinued operations) as of September 30, 2014, as compared to a working capital deficit of $2,958,000 as of December 31, 2013. Our working capital was impacted by insurance proceeds received from our insurance company for our PFSG facility and proceeds received from the sale of our SYA subsidiary, which were used to pay down our revolving credit facility (which is classified as long term debt). In addition, the increase in our accounts receivable resulting from increased billing and the restricted cash from the proposed sale of common stock for PF Medical S.A. positively impacted our working capital (see “Financing Activities below for further information of PF Medical S.A.). See further discussion of our liquidity in “Business Environment, Outlook and Liquidity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investing Activities

For the nine months ended September 30, 2014, our purchases of capital equipment totaled approximately $375,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by the net borrowing on our revolving credit facility. We have budgeted approximately $600,000 for 2014 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Amended Loan Agreement”), provides us with the following credit facilities: (a) up to $12,000,000 revolving credit facility (which was reduced from $18,000,000 pursuant to an amendment dated April 14, 2014) (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization). As a result of the reduction in the maximum borrowing Revolving Credit noted above, the Company recorded approximately $37,000 in loss on debt modification (included in interest expense) during the second quarter of 2014 in accordance with ASC 470-50, “Debt – Modification and Extinguishment.”

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

On July 25, 2014, the Company entered into Amendment 5 to the Amended Loan Agreement with PNC. This Amendment added our Perma-Fix of Canada, Inc. subsidiary as a guarantor under our credit facility. On July 28, 2014, the Company entered into Amendment 6 to the Amended Loan Agreement. This Amendment authorized the Company to sell our SYA subsidiary, released a hold by PNC which allows the Company to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our PFSG subsidiary for working capital purposes but placed an indefinite reduction on our borrowing availability by $1,500,000. As a condition of Amendment 6, we agreed to pay PNC a fee of $15,000, which is being amortized over the term of the Amended Loan Agreement. All other terms of the Amended Loan Agreement remains principally unchanged.

As of September 30, 2014, the excess availability under our revolving credit was $8,558,000, based on our eligible receivables and includes the indefinite reduction of borrowing availability of $1,500,000 as discussed above.

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2014. The fixed charge coverage ratio requirement for the first quarter of 2014 was waived by PNC:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	Not Required	3.49:1	3.63:1
Minimum tangible adjusted net worth	$30,000	$43,033	$43,499	$47,653

We met our quarterly fixed charge coverage ratio requirement in the second and third quarters of 2014 and we expect to meet the quarterly fixed charge ratio in the remaining quarter of 2014; however, if we fail to meet the minimum quarterly fixed charge coverage ratio requirement in the remaining quarter and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On February 12, 2013, the Company entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety and Ecology Corporation and its subsidiaries (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note (with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. The outstanding principal balance of the new note as of September 30, 2014 was approximately $40,000. The new note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the new note, with subsequent payments due on the last day of each month thereafter. The new note provides us the right to prepay such at any time without interest or penalty.

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

During August, 2014, the Company’s Polish subsidiary, Perma-Fix Medical S.A. (“PF Medical S.A.”) executed stock subscription agreements totaling approximately $2,550,000 for its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). The closing of this transaction is subject to approvals by the Polish court and compliance with certain other legal requirements under Polish law. In connection with this transaction, as of September 30, 2014, PF Medical S.A. has received approximately $1,247,000 for 125,159 shares (before deduction for commissions and legal expenses relating to this offering), which is being held in an escrow account until the appropriate approvals are obtained and certain legal compliance requirements under Polish securities law are completed. The Company expects that the approval and necessary requirements will be obtained and completed during November 2014. The Company has recorded the amount held in escrow as restricted cash on the Consolidated Balance Sheet. PF Medical S.A. expects to receive another approximately $553,000 for 56,680 shares related to this transaction by January 2015. PF Medical S.A. further expects to receive the remaining approximately $750,000, prior to any commission, on or prior to August 17, 2015, for payment of the remaining 68,161 of such shares. The unpaid shares as of September 30, 2014 in this transaction were accounted for as subscription receivables and are offset against non-controlling interest. If PF Medical S.A. is not paid for the 68,161 shares on or prior to August 17, 2015, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company. Assuming PF Medical S.A. is paid for all of the shares sold in the offshore private placement, the Company will own approximately 64% of the outstanding shares of PF Medical S.A. If PF Medical S.A. is not paid for the 68,161 shares as provided above and such shares are transferred back to PF Medical S.A., then, in such event, the Company will own approximately 68% of the outstanding shares of PF Medical S.A. PF Medical S.A. intends to use all proceeds received from this transaction to develop and market the new process and technology developed by the Company in the production of Technetium-99 (Tc-99m) used in medical diagnostic testing and for general working capital purposes. This is neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s E Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s E Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placement of PF Medical S.A.’s E Common Stock will be required to bear a legend describing the restrictions of transferring such to U.S. persons and prohibiting hedging transactions in such shares unless in compliance with the Securities Act.

In summary, our financial results for the nine months ended September 30, 2014 continued to be below our expectations and were negatively impacted in large part by, the reduced and inconsistent (seasonal) spending of government clients operating under reduced budgets, completion of contracts, and general adverse economic conditions. However, we have achieved substantial improvement in our financial results in the third quarter of 2014, resulting from a number of sizable projects awarded in both of our Segments starting in the latter part of the second quarter of 2014 and in the third quarter of 2014. As of September 30, 2014, we were in a positive cash position primarily as a result of the proceeds we received from the sale of our SYA subsidiary and the insurance settlement proceeds that our lender authorized us to use for general working capital purposes. For the nine months ended September 30, 2014, we have seen a significant increase in our backlog of approximately $2,986,000 from the December 31, 2013 balance and an increase in backlog of approximately $4,604,000 from the June 30, 2014 balance. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our segments. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s current obligations.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of September 30, 2014, which total approximately $2,384,000, payable as follows: $161,000 in remainder of 2014; $679,000 in 2015; $680,000 in 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations. As of September 30, 2014, the total amount of these bonds and letters of credit outstanding was approximately $1,127,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of September 30, 2014, the closure and post-closure requirements for our facilities were approximately $46,612,000. We have recorded approximately $21,326,000 in a sinking fund related to these policies in other long term assets within our balance sheets.

Strategic Planning

During the third quarter of 2014, we retained an investment banking firm to assist us with our strategic planning and transactions. We agreed to pay the investment banker a monthly retainer of $15,000 for a period of ten months, and an additional amount if during the term of this engagement and under certain other conditions certain transactions are completed or we enter into an agreement which subsequently results in a certain transaction being consummated, less the amount of retainer paid by us to the investment banker, or an additional amount under certain other conditions. The engagement of the investment banker shall continue until July 30, 2015, unless terminated prior thereto in accordance with the engagement.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Known Trends and Uncertainties

Economic Conditions:

The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segment. Federal clients have operated under reduced budgets which have negatively impacted the amount of waste shipped to our treatment facilities and remediation of contaminated federal sites. In addition, our government contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding could have a material adverse impact on our business, financial position, results of operations and cash flows; however, we have seen significant improvement in our business in the latter part of the second quarter of 2014 and into the third quarter of 2014. See “Management’s Discussion and Analysis – Business Environment, Outlook and Liquidity” for a discussion of our business outlook.

Legal Matters:

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)

PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeked an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. PFNWR has processed, packaged, transported from the facility, and disposed of the non-conforming waste. The case was mediated on October 7, 2014 and all parties agreed to dismiss any remaining claims with no further action pending.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $10,749,000 or 63.6% and $23,079,000 or 57.5% of our total revenue from continuing operations during the three and nine months ended September 30, 2014, respectively, as compared to $13,094,000 or 68.7% and $40,895,000 or 66.3% of our total revenue from continuing operations during the corresponding period of 2013, respectively.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness, and desired deductible levels. Due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantees that if our current insurance providers do not continue to provide insurance coverages that we will be able to obtain similar insurance in future years with other providers, or that the cost of such insurance will not increase materially.

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

At September 30, 2014, we had total accrued environmental remediation liability of $1,031,000, of which $28,600 is recorded as a current liability. No change occurred in the liability of any of the four facilities as discussed above from December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, as of September 30, 2014.

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

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. The following developments have occurred with regard to the proceeding as previously disclosed in our Form 10-K for the year ended December 31, 2013.

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)

PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeked an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. PFNWR has processed, packaged, transported from the facility, and disposed of the non-conforming waste. The case was mediated on October 7, 2014 and all parties agreed to dismiss any remaining claims with no further action pending.

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

4.2

Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 28, 2014, as incorporated by reference from Exhibit 4.2 to the Company’s 8-K filed on July 31, 2014.

10.1	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Mr. John Lash, as incorporated by reference from Exhibit 10.7 to the Company’s 8-K filed on July 15, 2014.
10.2	Third Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit “B” to the Company’s 2014 Proxy Statement dated August 11, 2014.

31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 6, 2014	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: November 6, 2014	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer