Form 10-K
period 2014-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2015-03-31
CIK 891532

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes     No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No X

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

Yes XNo

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    No X

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2014), was approximately $48,731,000. For the purposes of this calculation, all directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of March 6, 2015, there were 11,486,175 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

 PART I

ITEM 1.    BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), a Delaware corporation incorporated in December of 1990, is an environmental and environmental technology know-how company, which provides services through our two reportable segments as discussed below. The Company is also involved in the research and development (“R&D”) and marketing of medical isotope technology (“Technetium-99” or “Tc-99m”) by our Perma-Fix Medical S.A subsidiary.

We have grown through acquisitions and internal growth. Our goal is to continue to focus on the efficient operation of our facilities and on-site activities, to continue to evaluate strategic acquisitions, to continue the R&D of innovative technologies to expand company service offering and to treat nuclear waste, mixed waste, and industrial waste, and to continue R&D and marketing of medical isotope technology used in medical diagnostic testing by our Polish subsidiary, Perma-Fix Medical S.A. The Company is focusing on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA, from which a significant portion of the Company’s revenue is derived. This includes new services, new customers and increased market share in our current markets.

Segment Information and Foreign and Domestic Operations and Sales

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

For 2014, the Treatment Segment accounted for $42,343,000 or 74.2% of total revenue from continuing operations, as compared to $35,540,000 or 47.8% of total revenue from continuing operations for 2013. See “– Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.

SERVICES SEGMENT reporting includes:

-	On-site waste management services to commercial and government customers;
-	Technical services, which include:
o	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
o

integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance; and

o

global technical services providing consulting, engineering, project management, waste management, environmental, and D&D field, technical, and management personnel and services to commercial and government customers;

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

For 2014, the Services Segment accounted for $14,722,000 or 25.8% of total revenue from continuing operations, as compared to $38,873,000 or 52.2% of total revenue from continuing operations for 2013. See “ – Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government

Our segments provide services to research institutions, commercial companies, public utilities, and governmental agencies nationwide, including the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). The distribution channels for our services are through direct sales to customers or via intermediaries.

On April 4, 2014, the Company completed the acquisition of a controlling interest in a Polish Company, a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation (“PF Medical”) organized by the Company (incorporated in January 2014). PF Medical’s only asset was and is a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 or “Tc-99m” for medical diagnostic applications. Since the acquired shell company (now named as Perma-Fix Medical S.A.) does not meet the definition of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The primary purpose of PF Medical S.A. (which we own 64%) is to provide a financing vehicle for the development and marketing of its medical isotope (“Tc-99m”) technology used in medical diagnostic testing for potential use throughout the world.

Our corporate office is located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Foreign Revenue

Our consolidated revenue from continuing operations for 2014 and 2013 included approximately $147,000 or 0.3% and $144,000 or 0.2%, respectively, from our United Kingdom operation, Perma-Fix UK Limited.

Our consolidated revenue from continuing operations for 2014 and 2013 included approximately $1,855,000 or 3.3% and $4,409,000 or 5.9%, respectively, from customers located in Canada.

Importance of Patents, Trademarks and Proprietary Technology

We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration to May 2022 and December 2020, for the service marks “Perma-Fix Environmental Services” and “Perma-Fix”, respectively. In addition, we have received registration for three service marks for our Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as “Safety and Ecology Corporation” or “SEC”) to periods ranging from 2016 to 2017.

We are active in the R&D of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of twelve active patents and the filing of several applications for which patents are pending. These twelve active patents have remaining lives ranging from approximately five to fourteen years. Our R&D efforts have also resulted in the granting of a patent for the new technology for the production of Technetium-99 (“Tc-99m”) for certain types of medical applications, which we have granted a worldwide exclusive license to our subsidiary, Perma-Fix Medical S.A. This patent is effective through March 2032.

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

Permits and Licenses

Waste management service companies are subject to extensive, evolving and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities. We are dependent on our permits and licenses discussed below in order to operate our businesses. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition. The permits and licenses have terms ranging from one to ten years, and provided that we maintain a reasonable level of compliance, renew with minimal effort, and cost. Historically, there have been no compelling challenges to the permit and license renewals. We believe that these permit and license requirements represent a potential barrier to entry for possible competitors.

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

Backlog

The Treatment Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2014, our Treatment Segment had a backlog of approximately $9,228,000, as compared to approximately $7,695,000 as of December 31, 2013. Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $34,780,000 or 60.9% of our total revenue from continuing operations during 2014, as compared to $47,557,000 or 63.9% of our total revenue from continuing operations during 2013.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2014 and 2013:

		Total	% of Total
Customer	Year	Revenue	Revenue
United States Enrichment Corporation ("USEC")	2014	$10,272,000	18.0%
	2013	$2,037,000	2.7%

CH Plateau Remediation Company ("CHPRC")	2014	$5,762,000	10.1%
	2013	$19,922,000	26.8%

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Competitive Conditions

The Treatment Segment’s largest competitor is EnergySolutions that operates treatment and disposal facilities in Oak Ridge, TN and Clive, UT. Waste Control Specialists (“WCS”), which has newly licensed disposal capabilities in Andrews, TX, has recently emerged as a competitor in the treatment market and is gaining market share. Perma-Fix now has two options for disposal of treated nuclear waste and thus mitigates the prior risk of EnergySolutions providing the only outlet for disposal. The Treatment Segment treats and disposes of DOE generated wastes largely at DOE owned sites. Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time. Our Treatment Segment currently solicits business primarily on a North American basis with both government and commercial clients; however, we are also focusing on emerging international markets for additional work.

We believe that the permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste and radioactive and mixed waste activities as presently operated by our waste treatment subsidiaries. If the permit requirements for hazardous waste treatment, storage, and disposal (“TSD”) activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

Our Services Segment is engaged in highly competitive businesses in which a number of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the project specification being bid on and the different specialty skill sets of each bidder for which our Services Segment competes, especially projects subject to the governmental bid process. We also have the ability to prime federal government small business procurements (small business set asides). Large businesses are more willing to team with small businesses in order to be part of these often substantial procurements. There are a number of qualified small businesses in our market that will provide intense competition that may provide a challenge to our ability to maintain strong growth rates and acceptable profit margins. For international business there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. If our Services Segment is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

Certain Environmental Expenditures and Potential Environmental Liabilities

Environmental Liabilities

We have four remediation projects, which are currently in progress at our Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Memphis, Inc. (“PFM”), Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix South Georgia, Inc. (“PFSG”) subsidiaries, which are all included within our discontinued operations. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. All of the remedial clean-up projects were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.

At December 31, 2014, we had total accrued environmental remediation liabilities of $1,016,000, of which $728,000 is recorded as a current liability, which reflects a decrease of $15,000 from the December 31, 2013 balance of $1,031,000. The net decrease of $15,000 represents payments on remediation projects at the PFSG location.

No insurance or third party recovery was taken into account in determining our cost estimates or reserves.

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

Research and Development

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2014 and 2013, we spent approximately $1,315,000 and $1,764,000, respectively, in research and development activities, of which approximately $759,000 and $585,000, respectively, were related to the R&D of the medical isotope technology.

Number of Employees

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2014, we employed approximately 281 employees, of whom 275 are full-time employees, three are part-time employees, and three are temporary employees. Seven of the full time employees are unionized and covered by a collective bargaining agreement.

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

A material amount of our segments’ revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government. Our revenues from governmental contracts and subcontracts relating to governmental facilities within our segments were approximately $34,780,000 or 60.9% and $47,557,000 or 63.9%, of our consolidated operating revenues from continuing operations for 2014 and 2013, respectively. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Our existing and future customers may reduce or halt their spending on nuclear services with outside vendors, including us.

A variety of factors may cause our existing or future customers (including the federal government) to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

●	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
●	failure of the federal government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation of DOE and DOD sites;
●	civic opposition to or changes in government policies regarding nuclear operations;
●	a reduction in demand for nuclear generating capacity; or
●	failure to perform under existing contracts, directly or indirectly, with the federal government.

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

One or a few governmental customers or governmental related customers have in the past, and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years, such as our CH Plateau Remediation Company subcontract which was completed effective September 30, 2013. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace the business with other similar significant projects could have an adverse effect on our business and results of operations.

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

Our success depends on the contributions of our key management, environmental and engineering personnel, especially Dr. Louis F. Centofanti, President and Chief Executive Officer. The loss of Dr. Centofanti could have a material adverse effect on our operations, revenues, prospects, and our ability to raise additional funds. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental specialists and technicians, sales personnel, and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We cannot be certain that we will be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand for hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers, or directors.

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

We are engaged in highly competitive business in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect certain types of businesses and under-represented minority contractors. Although the Company has the ability to certify and bid government contract as a small business, there are a number of qualified small businesses in our market that will provide intense competition. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts. If we are unable to meet these competitive challenges, we could lose market share and experience on overall reduction in our profits.

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

We have approximately $5,553,000 and $50,224,000 in net operating loss carryforwards which will expire in various amounts starting in 2021 if not used against future federal and state income tax liabilities, respectively. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years. Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

If our permit or other intangible assets become further impaired, we may be required to record additional significant charge to earnings.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our permits are tested for impairment at least annually (The Company has no goodwill as of December 31, 2014). Factors that may be considered a change in circumstances, indicating that the carrying value of our permit or other intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required, in the future, to record additional impairment charges in our financial statements, in which any impairment of our permit or other intangible assets is determined. Such impairment charges could negatively impact our results of operations.

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our revenues may be earned under contracts that are fixed-price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Commission, which require, among other things, management to assess annually the effectiveness of our internal control over financial reporting. Management has determined that a material weakness, as described in Part II – Item 9A, “Controls and Procedures,” of this Annual Report, existed as of December 31, 2014. Accordingly, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014. We are currently working to remediate this material weakness. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal control over financial reporting, there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business, financial condition, and reputation could be harmed.

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

Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, we had instances in which we failed to meet our quarterly fixed charge coverage ratio; however, these instances of non-compliance were waived by our lender. In the past, our lender also has amended the methodology in calculating the quarterly fixed charge coverage ratio and changed the minimum quarterly fixed charge coverage ratio requirement so we can meet our quarterly fixed charge coverage ratio. We met our fixed charge coverage ratio in each of the second to fourth quarters of 2014. Our lender waived the quarterly fixed charge coverage ratio testing requirement for the first quarter of 2014. If we fail to meet the minimum quarterly fixed charge coverage ratio requirement in the future and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerates the payment of our borrowings under our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Our amount of debt could adversely affect our operations.

At December 31, 2014, our aggregate consolidated debt was approximately $11,372,000 (net of debt discount of $137,000). Our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, as amended (“Amended Loan Agreement”) provides for a total Credit Facility commitment of $28,000,000, consisting of a $12,000,000 revolving line of credit and a term loan of $16,000,000. The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time. As of December 31, 2014, we had no borrowings under the revolving part of our Credit Facility and borrowing availability of up to an additional $7,402,000 based on our outstanding eligible receivables. A lack of positive operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

Our substantial level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

We currently have a substantial amount of indebtedness. As a result, this level of indebtedness could, among other things:

●	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;
●	make it more difficult for us to satisfy our obligations;
●

limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

●	limit our ability to adjust to changing economic, business and competitive conditions;
●	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;
●	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and
●	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

Any of the foregoing could adversely impact our operating results, financial condition, and liquidity. Our ability to continue our operations depends on our ability to generate profitable operations or complete equity or debt financings to increase our capital.

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.

Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2014, we had 11,468,843 shares of Common Stock outstanding.

In addition, as of December 31, 2014, we had outstanding options to purchase 239,023 shares of Common Stock at exercise prices from $2.79 to $14.75 per share and two outstanding warrants to purchase up to an aggregate 70,000 shares of Common Stock at exercise price of $2.23 per share. Further, our preferred share rights plan, if triggered, could result in the issuance of a substantial amount of our Common Stock. The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

We have authorized and unissued 18,214,492 (which includes shares issuable under outstanding options to purchase 239,023 shares of our Common Stock and two warrants to purchase 70,000 shares of our Common Stock) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2013 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan). These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

Our principal executive office is in Atlanta, Georgia. Our Business Center is located in Knoxville, Tennessee. Our Treatment Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and Richland, Washington. Our Services Segment operates subsidiaries located in Knoxville, Tennessee and Blaydon On Tyne, England, of which we lease all of the properties. We have a facility located in Valdosta, Georgia, which is included within our discontinued operations. On August 14, 2013, our Valdosta, Georgia facility incurred fire damage which has left it non-operational at this time. The Company is currently evaluating options regarding the future operation of this facility. We continue to market this facility for sale. We also maintain properties in Brownstown, Michigan and Memphis, Tennessee, which are all non-operational and are included within our discontinued operations.

Three of our facilities are subject to mortgages as granted to our senior lender (Kingston, Tennessee; Gainesville, Florida; and Richland, Washington).

The Company currently leases properties in the following locations:

Location	Square Footage	Expiration of Lease
Knoxville, TN (Safety and Ecology Corporation or "SEC")	20,850	May 31, 2018
Knoxville, TN (SEC)	5,000	September 30, 2017
Blaydon On Tyne, England (Perma-Fix UK Limited)	1,000	Monthly
Pittsburgh, PA (SEC)	640	Monthly
Newport, KY (SEC)	1,566	Monthly
Oak Ridge, TN (M&EC)	150,000	January 31, 2018
Atlanta, GA (Corporate)	6,499	February 28, 2018

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.        LEGAL PROCEEDINGS

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)

PFNWR filed suit (PFNWR vs. Philotechnics, Ltd.) in the U.S. District Court, Eastern District of Tennessee, asserting contract breach and seeking specific performance of the “return-of-waste clause” in the brokerage contract between a prior facility owner (now owned by PFNWR) and Philotechnics, Ltd. (“Philo”), as to certain non-conforming waste Philo delivered for treatment from Philo’s customer, El du Pont de Nemours and Company (“DuPont”), to the PFNWR facility, before PFNWR acquired the facility. Our complaint seeked an order that Philo: (A) specifically perform its obligations under the contract’s “return-of-waste” clause by physically taking custody of and by removing the nonconforming waste, (B) pay PFNWR all additional costs of maintaining and managing the waste, and (C) pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite. PFNWR has processed, packaged, transported from the facility, and disposed of the non-conforming waste. The case was mediated on October 7, 2014 and all parties agreed to dismiss any remaining claims with no further action pending. The case was officially resolved on October 14, 2014.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable.

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

		2014		2013
		Low	High	Low	High
Common Stock	1st Quarter	$2.81	$5.15	$3.14	$5.25
	2nd Quarter	3.74	5.86	1.80	4.30
	3rd Quarter	3.56	5.19	1.96	4.00
	4th Quarter	3.65	5.01	2.85	4.28

As of March 2, 2015, there were approximately 228 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 2, 2015, was approximately 2,911.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Amended Loan Agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from the lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during 2014. There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2014.

We have adopted a preferred share rights plan, which is designed to protect us against certain creeping acquisitions, open market purchases, and certain mergers and other combinations with acquiring companies. See Item 1A. - Risk Factors – “Our Preferred Share Rights Plan may adversely affect our stockholders” as to further discussion relating to the terms of our preferred share rights plan.

Reverse Stock Split and Reduction in Authorized Shares

During September, 2013, our stockholders approved a reverse stock split within the range of 1-for-2 to 1-for-7 of our outstanding common stock and shares subject to outstanding options at any time prior to November 8, 2013, and authorized our Board of Directors, without further action of the stockholders, to amend our Restated Certificate of Incorporation to effect the reverse stock split, with the exact ratio and effective date to be determined by the Board. The Board approved the ratio of 1-for-5 for the reverse stock split, with the reverse stock split effective at 12:01 a.m. on October 15, 2013.

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

Revision of Prior Period Financial Statements

During the Company’s preparation of the 2014 income tax provision, the Company determined that certain deferred tax liabilities related to acquired indefinite-lived permits from the Company’s acquisition of our DSSI subsidiary in 2000 and our M&EC subsidiary in 2001 were not recorded. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” by the Company in 2002 (now ASC 350, “Intangibles-Goodwill and Others”), the acquired permits were determined to be indefinite-lived intangible assets. As a result, deferred tax liabilities should have been established for these indefinite-lived intangible assets on January 1, 2002, with the offset being expense. Further, as these deferred tax liabilities relate to indefinite lived intangible assets, they cannot be utilized for purposes of offsetting deferred tax assets in evaluating the need for a deferred tax asset valuation allowance.

In order to correct these errors, we recorded an adjustment to increase the 2013 opening balance of accumulated deficit in our Consolidated Statements of Stockholders’ Equity by $3,455,000. Due to rules requiring an allocation of valuation allowance to deferred tax assets, the correction of this error also resulted in an increase to deferred tax liabilities (long-term) of $3,915,000 and an increase to deferred tax assets (current) of $460,000 for a net deferred tax liability of $3,455,000 as of December 31, 2013.

The Company considered the guidance in ASC 250, “Accounting Changes and Error Corrections; Staff Accounting Bulletin Topic 1:M, Materiality; and Topic 1:N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that the error was not material to previously issued financial statements. The resulting revision had no impact on the Company’s previously reported cash, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Loss, and Consolidated Statements of Cash Flows as of and for the year ended December 31, 2013.

For a detailed description and impact of the revision to the Consolidated Financial Statements, see “Note 3 – Revision of Prior Period Financial Statements” in “Notes to Consolidated Financial Statements” of Part II, Item 8 – “Financial Statements and Supplementary Data.”

Review

Revenue decreased $17,348,000 or 23.3% to $57,065,000 for the twelve months ended December 31, 2014 from $74,413,000 for the corresponding period of 2013. We saw a revenue decrease of approximately $24,151,000 or 62.1% within our Services Segment primarily resulting from the completion of certain large contracts with the U.S. Department of Energy (“DOE”) (under the nuclear services area) and the completion of the CH Plateau Remediation Company (“CHPRC”) subcontract (under the nuclear services area) effective September 30, 2013. The CHPRC subcontract was awarded to our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary in 2008 in connection with CH2M Hill Plateau Remediation Company’s prime contract with the DOE, relating to waste management and facility operations at the DOE’s Hanford, Washington site. Revenue generated under this subcontract was approximately $17,653,000 in 2013. Revenue from our Treatment Segment was higher by $6,803,000 or 19.1% primarily due to a higher priced waste mix. Gross profit increased $2,092,000 or 21.3%, primarily due to higher revenue generated from our Treatment Segment and the reduction in certain of our fixed costs as we continue to streamline costs. Selling, General, and Administrative (“SG&A”) expenses decreased $2,403,000 or 16.7% for the twelve months ended December 31, 2014 as compared to the corresponding period of 2013.

We had working capital of $757,000 at December 31, 2014, as compared to working capital deficit of $2,498,000 at December 31, 2013, an increase of $3,255,000.

Business Environment, Outlook and Liquidity

The Company achieved substantial improvements in financial position and liquidity in the twelve months ended December 31, 2014, as compared to the corresponding period of 2013. As of December 31, 2014, we had cash on hand of approximately $3,680,000 and no revolver balance. Our working capital for 2014 was positively impacted by the insurance settlement proceeds that we received from our insurance carriers due to a fire at our discontinued operation, Perma-Fix of South Georgia, Inc. subsidiary (“PFSG”), proceeds received from the sale of our Schreiber, Yonley, and Associates subsidiary (“SYA”), and the receipt of certain proceeds from our Polish subsidiary, Perma-Fix Medical S.A., that it received due to sale of certain equity (see – “Discontinued Operations”, “Divestiture of SYA” and “Liquidity and Capital Resources – Financing Activities” for further information of these proceeds). The first six months of 2014 began slow but improved dramatically in the second half of 2014, which was reflected in the net income that we generated from continuing operations during the second half of the year of approximately $3,083,000. We generated positive cash flow from continuing operations during the twelve months ended December 31, 2014 of approximately $661,000. As of December 31, 2014, our backlog was $9,228,000, an increase of $1,533,000, from the December 31, 2013 balance of $7,695,000.

The Company’s cash flow requirements during 2014 were financed by cash on hand, operations, credit facility, and the proceeds received as discussed above. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels, when needed.

The Company continues to focus on expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets. Although no assurances can be given, we believe we will be able to successfully implement this plan and generate positive cash flow in 2015.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment Segment (“Treatment”) and the Services Segment (“Services”):

Below are the results of continuing operations for our years ended December 31, 2014 and 2013 (amounts in thousands):

(Consolidated)	2014	%	2013	%
Net revenues	$57,065	100.0	$74,413	100.0
Cost of goods sold	45,157	79.1	64,597	86.8
Gross Profit	11,908	20.9	9,816	13.2
Selling, general and administrative	11,973	21.0	14,376	19.3
Research and development	1,315	2.2	1,764	2.4
Impairment of goodwill	380	.7	27,856	37.4
(Gain) loss on disposal of property and equipment	(41)	—	49	—
Loss from operations	(1,719)	(3.0)	(34,229)	(45.9)
Interest income	27	—	35	—
Interest expense	(616)	(1.1)	(762)	(1.0)
Interest expense – financing fees	(192)	(.3)	(132)	(.2)
Foreign exchange loss	(24)	—	—	—
Other	(51)	(.1)	(8)	—
Loss from continuing operations before taxes	(2,575)	(4.5)	(35,096)	(47.1)
Income tax expense (benefit)	417	.7	(625)	(.8)
Loss from continuing operations	$(2,992)	(5.2)	$(34,471)	(46.3)

Summary - Years Ended December 31, 2014 and 2013

Net Revenue

Consolidated revenues from continuing operations decreased $17,348,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change	% Change
Treatment
Government waste	$29,787	52.2	$20,188	27.1	$9,599	47.5
Hazardous/non-hazardous	4,498	7.9	4,439	6.0	59	1.3
Other nuclear waste	8,058	14.1	10,913	14.7	(2,855)	(26.2)
Total	42,343	74.2	35,540	47.8	6,803	19.1

Services
Nuclear	9,917	17.4	32,067	43.1	(22,150)	(69.1)
Technical	4,805	8.4	6,806	9.1	(2,001)	(29.4)
Total	14,722	25.8	38,873	52.2	(24,151)	(62.1)

Total	$57,065	100.0	$74,413	100.0	$(17,348)	(23.3)

Net Revenue

Treatment Segment revenue increased $6,803,000 or 19.1% for the twelve months ended December 31, 2014 over the same period in 2013. The increase in revenue within the Treatment Segment was attributed primarily to a higher priced waste mix, with significant increase in revenue from government clients of approximately $9,599,000 or 47.5%. Other nuclear waste revenue decreased $2,855,000 or 26.2% primarily due to lower waste volume. Services Segment revenue decreased $24,151,000 or 62.1% for the twelve months ended December 31, 2014 from the corresponding period of 2013 primarily as a result of the completion of certain large contracts with the DOE (which accounted for approximately $3,700,000 of the decrease) and the completion of the CHPRC subcontract effective September 30, 2013 within the nuclear services area, and the completion of various other contracts within the Segment. We were not able to replace these completed contracts in a timely manner with new contracts. The CHPRC subcontract generated revenue of approximately $17,653,000 in 2013.

Cost of Goods Sold

Cost of goods sold decreased $19,440,000 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$31,863	75.2	$29,966	84.3	$1,897
Services	13,294	90.3	34,631	89.1	(21,337)
Total	$45,157	79.1	$64,597	86.8	$(19,440)

Cost of goods sold for the Treatment Segment increased by $1,897,000 or 6.3% primarily due to higher revenue. We incurred higher material and supplies, lab, transportation and disposal costs, totaling approximately $2,700,000. Depreciation expense was also higher this year by approximately $370,000. This higher cost was partially offset by lower salaries and payroll related expenses from lower headcount of approximately $380,000 (as we continue to manage headcount to streamline costs), lower regulatory costs by $701,000 and lower outside services costs of approximately $120,000. In the prior year, Treatment Segment cost of goods sold included a reduction of approximately $1,007,000 in depreciation expense and an increase of approximately $559,000 in closure expense (included in regulatory costs) due to adjustments recorded to our asset retirement obligations for our M&EC, DSSI, PFF, and PFNWR facilities. The adjustments were made principally to record the asset retirement obligation using appropriate discount rates. The closure obligations were previously based on undiscounted values.  The associated assets were also adjusted to reflect this change. Services Segment cost of goods sold decreased $21,337,000 or 61.6% primarily due to reduced revenue as discussed above. We incurred lower costs throughout most categories within cost of goods sold. Salaries and payroll related expenses were lower by approximately $16,000,000 due to lower headcount resulting from the completion of the CHPRC subcontract effective September 30, 2013 and a reduction in workforce which occurred in early May 2014. The remaining reduction in costs of goods sold was primarily due to lower outside services costs, lower travel expenses, and lower general expenses in various categories resulting from fewer projects and the completion of the CHPRC subcontract. Included within cost of goods sold is depreciation and amortization expense of $3,826,000 and $3,486,000 for the twelve months ended December 31, 2014, and 2013, respectively.

Gross Profit

Gross profit for the year ended December 31, 2014, was $2,092,000 higher than 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Treatment	$10,480	24.8	$5,574	15.7	$4,906
Services	1,428	9.7	4,242	10.9	(2,814)
Total	$11,908	20.9	$9,816	13.2	$2,092

The Treatment Segment gross profit increased $4,906,000 or 88.0% due to increased revenue from higher priced waste mix and gross margin increased to 24.8% from 15.7% primarily due to revenue mix and the reduction in certain of our fixed costs as discussed above. In the Services Segment, gross profit decreased $2,814,000 or 66.3% due to reduced revenue as discussed in the revenue section above. The decrease in gross margin from 10.9% to 9.7% was impacted by the completion of the CHPRC subcontract which was a higher margin subcontract; however, this decrease was partially offset by the reduction in headcount from a reduction in workforce which occurred in May 2014.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased $2,403,000 for the year ended December 31, 2014, as compared to the corresponding period for 2013, as follows:

(In thousands)	2014	% Revenue	2013	% Revenue	Change
Administrative	$5,017	—	$5,215	—	$(198)
Treatment	3,849	9.1	4,253	12.0	(404)
Services	3,107	21.1	4,908	12.6	(1,801)
Total	$11,973	21.0	$14,376	19.3	$(2,403)

The primary reduction in SG&A was within the Services Segment. Services SG&A was lower in almost all categories, with the primary reduction in salaries and payroll related expenses of approximately $1,700,000 resulting from a reduction in workforce which occurred in May 2014. The remaining reduction of approximately $640,000 was in lower outside services expenses resulting from lower consulting, legal, and sub-contract expense and lower general expenses in various categories as we continue to streamline our costs. The lower cost was partially offset by higher bad debt expense of approximately $600,000. During the third quarter of 2013, we reversed approximately $380,000 in bad debt expense resulting from the collection of accounts receivable previously reserved in our allowance for doubtful account for a certain fixed price contract. During the fourth quarter of 2014, we reserved approximately $260,000 for an uncertain account receivable. The decrease in administrative SG&A was primarily the result of lower outside services expenses resulting from fewer business/legal matters, lower travel expenses, and lower salaries and payroll related expenses from lower headcount totaling approximately $320,000. The lower cost was partially offset by higher public company expenses of approximately $120,000 resulting from two additional outside directors elected in September 2013 and October 2013. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount. Included in SG&A expenses is depreciation and amortization expense of $324,000 and $425,000 for the twelve months ended December 31, 2014 and 2013, respectively.

Research and Development (“R&D”)

R&D costs decreased $449,000 for the year ended December 31, 2014, as compared to the corresponding period of 2013. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies to increase company offerings and technological enhancement of new potential waste treatment processes. The decrease for the twelve months ended December 31, 2014 as compared to the corresponding period of 2013 was primarily due to lower costs incurred for the R&D for our treatment processes. Our R&D costs included approximately $759,000 and $585,000 for the twelve months ended December 31, 2014 and the corresponding period of 2013, respectively for the R&D of the medical isotope (Technetium-99 or “Tc-99m”) technology (see “Financial Activities” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information of PF Medical S.A. whose primary purpose is the R&D of technology for the Medical Isotope project). Included in research and development expense is depreciation expense of $90,000 and $215,000 for the twelve months ended December 31, 2014 and 2013, respectively.

Goodwill Impairment

In 2014, the Company recorded an impairment charge of $380,000 in connection with the sale of our SYA subsidiary on July 29, 2014, in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangible – Goodwill and Other”. In 2013, we recorded a total goodwill impairment charge of $27,856,000, which represented the total goodwill for each of the Treatment, Safety and Ecology Corporation (“SEC”), and CH Plateau Remediation Company (“CHPRC”) reporting units of $13,691,000, $13,016,000 and $1,149,000, respectively, in accordance with ASC 350. The impairment charges recorded were non-cash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

Interest Expense

Interest expense decreased $146,000 for the twelve months ended December 31, 2014, as compared to the corresponding periods of 2013. The decrease in interest expense was primarily due to lower interest from our reducing Term Loan balance and lower average Revolving Credit line balance. In addition, we recorded approximately $37,000 in loss on debt modification (in accordance with ASC 470-50, “Debt – Modification and Extinguishment”) during the second quarter of 2014 resulting from an amendment that we entered into with our lender which reduced our Revolving Credit line from $18,000,000 to $12,000,000 as compared to a $65,000 loss on debt modification recorded during the third quarter of 2013 which reduced our Revolving Credit line from $25,000,000 to $18,000,000.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $60,000 for the twelve months ended December 31, 2014, as compared to the corresponding period of 2013. The increase was primarily due to debt discount amortized as financing fees in connection with the issuance of our Common Stock and two purchase Warrants as consideration for the Company receiving a $3,000,000 loan from Messrs. Ferguson and Lampson on August 2, 2013 (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Income Taxes

We recorded an income tax expense of $417,000 and income tax benefit of $625,000 for continuing operations for the years ended December 31, 2014 and 2013, respectively.  The Company’s effective tax rates were approximately 16.5% and 8.7% for the twelve months ended December 31, 2014 and 2013, respectively.  The differences in effective tax rate for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013 was primarily due to the increase in tax expense associated with the recording of deferred tax liabilities on indefinite lived intangible assets and increases in the impact of permanent differences to the effective tax rate for 2014 as compared to 2013 due to a significant reduction in pre-tax losses from 2013 to 2014.

Divestiture of SYA

On April 3, 2014, our Board of Directors approved management to pursue the sale of our wholly owned subsidiary, SYA. The sale was completed on July 29, 2014. SYA was a professional engineering and environmental consulting services company and was included in the Company’s Services Segment. We elected to early adopt Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” during the second quarter of 2014. In accordance with ASU 2014-08, the divestiture of SYA has been reported in continuing operations for all periods presented. The sale of SYA did not represent a strategic shift that had or will have a major effect on our operations and financial results as defined by ASU 2014-08.

The purchaser of SYA paid approximately $1,300,000 for 100% of the capital stock and $60,000 as an adjustment to the purchase price for excess working capital with $50,000 of such consideration placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  The proceeds received were used to pay down our revolver and used for working capital. As of December 31, 2014, expenses related to the sale of SYA totaled approximately $96,000. We recorded a loss of approximately $53,000 (net of taxes of $0) on the sale of SYA, which included an additional final excess working capital of approximately $42,000. The loss recorded was included in “other” expense on our Consolidated Statements of Operations. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288.

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our Perma-Fix of South Georgia, Inc. (“PFSG”) facility.

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged, which resulted in the Company recognizing an impairment charge of fixed assets for approximately $130,000. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. Total incurred costs through December 31, 2013 relating to the fire, inclusive of the impairment charge, was $6,859,000. For the year ended December 31, 2013, the Company had received $3,664,000 of insurance proceeds and recorded an insurance recovery receivable of $2,995,000 as we had determined that receipt of reimbursement of these expenses from our insurer was probable in accordance with its insurance policies.

On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds, which was used to pay down the Company’s Revolving Credit facility. On November 10, 2014, the Company received approximately $391,000 from another insurance carrier. Additionally, $1,500,000 of insurance proceeds were paid directly to the vendors working on the clean-up of the facility.

The table below shows the total costs incurred and insurance proceeds received through December 31, 2014 relating to the fire:

	Property & Equipment	Business Interruption and Other	Total
Costs incurred through December 31, 2014	$4,507,000	$4,096,000	$8,603,000
Insurance proceeds through December 31, 2014 (1)	7,477,000	4,968,000	12,445,000
Gain on insurance recoveries	$2,970,000	$872,000	$3,842,000

(1) Inclusive of $1,500,000 paid directly to vendors

In 2014, the Company elected not to rebuild the PFSG facility, which resulted in a triggering event under ASC 360. Based on our long-lived asset impairment test, the Company concluded that tangible asset impairments existed for PFSG and therefore recorded approximately $723,000 of asset impairment charges for the twelve months ended December 31, 2014, which is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. No remaining intangible assets exist at PFSG at December 31, 2014. The Company continues to market our PFSG facility for sale.

Our discontinued operations had net revenue of $0 for the twelve months ended December 31, 2014, as compared to $1,789,000 for the corresponding period of 2013. We had net income of $1,688,000 and net loss of $1,568,000 for our discontinued operations for the twelve months ended December 31, 2014 and 2013, respectively. Our net income for our discontinued operations for the twelve months ended December 31, 2014, included a gain on insurance settlement of approximately $3,842,000 in connection with the fire sustained at our PFSG subisidary and an asset impairment charge of approximately $723,000 as discussed above. Our net loss for our discontinued operations for 2013 included a charge to income tax expense of approximately $1,164,000 to provide a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

The Company achieved substantial improvements in financial position and liquidity in the twelve months ended December 31, 2014 as compared to the corresponding period of 2013. As of December 31, 2014, we had cash on hand of approximately $3,680,000, no revolver balance, and working capital of approximately $757,000 as compared to working capital deficit of $2,498,000 as of December 31, 2013. Our working capital for 2014 was positively impacted by the insurance settlement proceeds that we received from our insurance carriers for our PFSG subsidiary, proceeds received from the sale of our SYA subsidiary, and the receipt of certain proceeds from our Polish subsidiary, Perma-Fix Medical S.A., that it received due to sale of certain equity (see – “Discontinued Operations”, “Divestiture of SYA” and “Liquidity and Capital Resources – Financing Activities” for further information of these proceeds). The first six months of 2014 began slow but improved dramatically in the second half of 2014, which was reflected in the net income that we generated from continuing operations during the second half of the year of approximately $3,083,000. We generated positive cash flow from continuing operations during the twelve months ended December 31, 2014 of approximately $661,000. As of December 31, 2014, our backlog was $9,228,000, an increase of $1,533,000, from the December 31, 2013 balance of $7,695,000.

The Company’s cash flow requirements during 2014 were financed by cash on hand, operations, credit facility and the proceeds received as discussed above. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels, when needed.

The following table reflects the cash flow activities during the twelve months ended December 31, 2014 and the corresponding period of 2013:

(In thousands)	2014	2013
Cash provided by (used in) operating activities of continuing operations	$661	$(1,696)
Cash used in operating activities of discontinued operations	(2,093)	(1,020)
Cash provided by (used in) investing activities of continuing operations	856	(1,487)
Proceeds from property insurance claims of discontinued operations	5,727	—
Cash (used in) provided by financing activities of continuing operations	(1,769)	204
Principal repayment of long-term debt for discontinued operations	(35)	(36)
Increase (decrease) in cash	$3,347	$(4,035)

As of December 31, 2014, we were in a positive cash position primarily as a result of the proceeds as discussed above. We move all excess cash into a Money Market Sweep account in accordance with our Amended Loan Agreement (with the exception of proceeds from Perma-Fix Medical S.A. which is not a credit party under our Amended Loan Agreement). When we are in a net borrowing position, we move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at December 31, 2014, primarily represents cash received as discussed above.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $8,272,000 at December 31, 2014, an increase of $31,000 from the December 31, 2013 balance of $8,241,000. The increase was primarily due to higher billing primarily within our Treatment Segment partially offset by increased cash receipts.

Accounts Payable, totaled $5,350,000 at December 31, 2014, a decrease of $112,000 from the December 31, 2013 balance of $5,462,000. We utilized our accounts receivable cash receipts, proceeds from the divestiture of SYA and insurance settlement to pay down our accounts payables. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

As of December 31, 2014, unbilled receivables totaled $7,450,000, an increase of $2,231,000 from the December 31, 2013 balance of $5,219,000. Treatment unbilled receivables increased $1,758,000 from $4,198,000 as of December 31, 2013 to $5,956,000 as of December 31, 2014. Services Segment unbilled receivables increased $473,000 from a balance of $1,021,000 as of December 31, 2013 to $1,494,000 as of December 31, 2014. The increase was primarily due to higher waste shipments received in the latter half of 2014.

Disposal/transportation accrual as of December 31, 2014, totaled $1,737,000, an increase of $352,000 over the December 31, 2013 balance of $1,385,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. As the majority of the disposal accrual is impacted by on-site waste inventory, during 2014, we shipped less waste for disposal (due to pending approval from the disposal site) which is reflected in a higher inventory on-site as compared to year end 2013.

We had working capital of $757,000 (which included working capital of our discontinued operations) as of December 31, 2014, as compared to working capital deficit of $2,498,000 as of December 31, 2013. Our working capital was primarily impacted by insurance proceeds received from our insurance company for our PFSG facility and proceeds received from the sale of our SYA subsidiary, which were used to pay down our revolving credit facility (which is classified as long term debt). In addition, the increase in our unbilled receivables and the cash from equity financing at PF Medical S.A. positively impacted our working capital (see “Financing Activities below for further information of PF Medical S.A.).

Investing Activities

During 2014, our purchases of capital equipment totaled approximately $464,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,100,000 for 2015 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Amended Loan Agreement”), provides us with the following credit facilities: (a) up to $12,000,000 revolving credit facility (which was reduced from $18,000,000 pursuant to an amendment dated April 14, 2014.) (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization). As a result of the reduction in the maximum borrowing Revolving Credit noted above, the Company recorded approximately $37,000 in loss on debt modification (included in interest expense) during the second quarter of 2014 in accordance with ASC 470-50, “Debt – Modification and Extinguishment.”

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

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2014. Pursuant to the amendment dated April 14, 2014 as noted above, the fixed charge coverage ratio testing requirement for the first quarter of 2014 was waived by PNC. This amendment also revised the methodology in calculating our quarterly fixed charge coverage ratio for the second to fourth quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 for 2014:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	Not Required	3.74:1	3.89:1	3.34:1
Minimum tangible adjusted net worth	$30,000	$43,033	$43,499	$47,653	$45,050

We met our quarterly fixed charge coverage ratio requirement in each of the second to fourth quarters of 2014 and we expect to meet the quarterly fixed charge ratio in 2015; however, if we fail to meet the minimum quarterly fixed charge coverage ratio requirement in any of the quarters in 2015 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness. We have also met the minimum tangible adjusted net worth requirement in each of the quarters in 2014.

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement. No early termination fee shall apply if we pay off our obligations under the Amended Loan Agreement after October 31, 2013.

As of December 31, 2014, the availability under our revolving credit was $7,402,000, based on our eligible receivables and includes the indefinite reduction of borrowing availability of $1,500,000 as discussed above.

On February 12, 2013, the Company entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC” and formerly known as Homeland Capital Security Corporation) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety and Ecology Corporation and its subsidiaries (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note (with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. The outstanding principal balance of the new note as of December 31, 2014 was approximately $10,000. The new note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with the first payment due February 28, 2013, as agreed by us and TNC after entering into the new note, with subsequent payments due on the last day of each month thereafter. The new note provides us the right to prepay such at any time without interest or penalty.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lenders are stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of Perma-Fix Northwest Richland, Inc. subsidiary (“PFNWR”) in June 2007. The proceeds from the Loan were used for general working capital purposes. The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan. In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s credit facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23 per share. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. We estimated the fair value of the Warrants to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The 90,000 shares of Common Stock and 70,000 Common Stock purchase warrants were issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder. We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized over the term of the loan as interest expense – financing fees. Mr. Robert Ferguson serves as an advisor to our Board of Directors (see “Related Party Transactions – Robert L. Ferguson” in this section for further information on Mr. Ferguson).

During August, 2014, the Company’s Polish subsidiary, PF Medical S.A. (which we own approximately 64%) executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of December 31, 2014, PF Medical S.A. has received approximately $1,478,000 for 155,839 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). PF Medical S.A. further expects to receive approximately $636,000, prior to any commission, on or prior to July 31, 2015, for payment of 68,161 of such shares and another $243,000 by December 2015, for payment of the remaining 26,000 of such shares. The unpaid shares as of December 31, 2014 in this transaction were accounted for as subscription receivables and are offset against non-controlling interest. If PF Medical S.A. is not paid for the 68,161 shares on or prior to July 31, 2015, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company. In addition, during January 2015, Perma-Fix Medical, S.A. entered into a preliminary Letter of Intent (“LOI”) to form a strategic partnership and secure investment from a U.S company which is one of the largest national providers of in-office nuclear cardiology imaging services. This company uses Tc-99m in its nuclear imaging services business and provides imaging expertise to the medical community. Under the LOI, this company would, if the LOI is completed and definitive agreements are executed, invest $1,000,000 into Perma-Fix Medical S.A. The investment, when completed, would constitute approximately 5.4% of the outstanding common shares of Perma-Fix Medical S.A. When completed, this company will have the right to appoint one member to Perma-Fix Medical S.A.’s Supervisory Board, and a second appointee to either the Supervisory Board or the management team. The investment and agreements with this company are subject to numerous conditions, including, but not limited to, entering into definitive supply, stock purchase and other agreements, approval by each of the parties Boards and obtaining required approvals by Polish regulatory authorities as to issuance of the shares to this company. These arrangements are neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placements of PF Medical S.A.’s Common Stock will be required to bear restrictive legends describing the applicable restrictions of transferring such shares in the U.S. or to U.S. persons unless in compliance with the Securities Act.

During January 2015, a consortium led by Perma-Fix Medical S.A. received an official notification from the National Centre for Research and Development in Poland for certain grant funding to further develop and commercialize a novel prototype generator for the production of Tc-99m for use in cancer and cardiac imaging (“Generator Project”). The total Generator Project budget is approximately $3,700,000, of which, Generator Project grant subsidies allocated to the project team will be approximately $2,800,000. Of the $2,800,000 grant allocation, Perma-Fix Medical S.A. will directly receive approximately $800,000 and the remaining amount will be allocated to other members of the Generator Project team to support technology development and testing. The Generator Project team will be under the leadership and supervision of Perma-Fix Medical S.A. and consists of four additional entities from Poland, including: the National Centre for Nuclear Research - Radioisotope Centre POLATOM in Otwock; the Institute for Biopolymers and Chemical Fibers - Department of Biopolymers in £ódz; Warsaw Medical University - Department of Nuclear Administration; and the Institute of Industrial Organic Chemistry Branch in Pszczyna. The goal of the Generator Project is to develop a novel prototype generator utilizing Perma-Fix Medical S.A.’s microporous resin to produce molybdenum-derived Tc-99m, test the chemical and radionuclide purities of Tc-99m eluent and verify the performance of the final product, which will be the cancer and cardiac pharmaceutical kits used during animal and human imaging to fulfill both Polish and European Pharmacopoeia standards. The funding of this grant is subject to execution of agreements by Perma-Fix Medical S.A. with the project team partners and formal acceptance of the grant by Perma-Fix Medical S.A, which is expected to occur during the second quarter of 2015.

In summary, we achieved substantial improvements in our financial results for the twelve months ended December 31, 2014 resulting from a number of sizable projects awarded in both of our Segments. As of December 31, 2014, we were in a positive cash position primarily as a result of the proceeds we received from the sale of our SYA subsidiary, the insurance settlement proceeds, and proceeds received from the equity financing related to our Perma-Fix Medical S.A. subsidiary. As of December 31, 2014, our backlog was $9,228,000, an increase of $1,533,000, from the December 31, 2013 balance of $7,695,000. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our segments. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from the amended and restated line of credit are sufficient to service the Company’s obligations.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of December 31, 2014, which total approximately $2,223,000, payable as follows: $679,000 in 2015; $680,000 in 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations. As of December 31, 2014, the total amount of these bonds and letters of credit outstanding was approximately $1,127,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of December 31, 2014, the closure and post-closure requirements for our facilities were approximately $46,608,000. We have recorded approximately $21,334,000 in a sinking fund related to these policies in other long term assets within our balance sheets.

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

Revenue Recognition Estimates. We utilize a performance based methodology for purposes of revenue recognition in our Treatment Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams become more complicated and time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance method. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving various wastes we recognize a certain percentage (ranging from 9.0% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed waste. As the waste is processed, shipped and disposed of, we recognize the remaining revenue and the associated costs of transportation and burial. We review and evaluate our revenue recognition estimates and policies on an annual basis.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 3.8% of revenue for 2014 and 20.8% of accounts receivable as of December 31, 2014. Additionally, this allowance was approximately 2.6% of revenue for 2013 and 19.0% of accounts receivable as of December 31, 2013.

Intangible Assets. Intangible assets consist primarily of the recognized value of the permits required to operate our business and goodwill (as in previous years), or the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired. As of December 31, 2014, we have no goodwill remaining. In connection with the sale of our SYA subsidiary on July 29, 2014, the Company recorded a goodwill impairment charge of $380,000 during the second quarter of 2014 for the SYA reporting unit. The Company fully impaired the goodwill for each of our Treatment, SEC, and CHPRC reporting units, totaling approximately $27,856,000, during 2013. We continually reevaluate the propriety of the carrying amount of permits and goodwill (when applicable) to determine whether current events and circumstances warrant adjustments to the carrying value.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Significant judgments are inherent in these analyses and include assumptions for, among others factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long term discount rates.

We performed impairment testing of our permits related to our Treatment reporting unit as of October 1, 2014 and 2013 and determined no impairment existed.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives (with the exception of customer relationships which are amortized using an accelerated method) and are excluded from our annual intangible asset valuation review as of October 1. The Company has one definite-lived permit which was excluded from our annual impairment review as noted above. The net carrying value of this one definite-lived permit as of December 31, 2014, was approximately $227,000. Intangible assets with definite useful lives are also tested for impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.

Accrued Closure Costs and Asset Retirement Obligations (“ARO”). Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure. ASC 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. ARO’s are included within buildings as part of property and equipment and are depreciated over the estimated useful life of the property. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flow. Increases in the ARO liability due to passage of time impact net income as accretion expense and are included in cost of goods sold in the Consolidated Statement of Operations. Changes in the estimated future cash flows costs underlying the obligations (resulting from changes or expansion at the facilities) require adjustment to the ARO liability calculated and are capitalized and charged as depreciation expense, in accordance with the Company’s depreciation policy.

Accrued Environmental Liabilities. We have four remediation projects currently in progress (all within discontinued operations). The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified (See “Environmental Contingencies” below for further information of these liabilities).

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.

Income Taxes. The provision for income tax is determined in accordance with ASC 740, “Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2014, we had net deferred tax assets of approximately $7,896,000 (which excludes a deferred tax liability relating to goodwill and indefinite lived intangible assets), which were primarily related to federal and state net operating loss (“NOL”) carryforwards, impairment charges, and closure costs. As of December 31, 2014 and 2013, we concluded that it was more likely than not that $7,896,000 and $8,182,000 of our deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets. Our net operating losses are subject to audit by the Internal Revenue Services, and, as a result, the amounts could be reduced.

Known Trends and Uncertainties

Economic Conditions. The DOE and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segment. Although in 2014, we saw significant improvement in revenues generated from wastes from governmental clients or their subcontractors (primarily in our Treatment Segment), revenue were still below our expectations as federal clients have operated in recent years under reduced budgets due to sequestration, general economic conditions, and the large budget deficit that has and continues to face the government. In addition, our government contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding in future years could have a material adverse impact on our business, financial position, results of operations and cash flows. See “Management’s Discussion and Analysis – Business Environment, Outlook and Liquidity” for a discussion of our business outlook.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $34,780,000 or 60.9% of our total revenue from continuing operations during 2014, as compared to $47,557,000 or 63.9% of our total revenue from continuing operations during 2013.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2014 and 2013:

		Total	% of Total
Customer	Year	Revenue	Revenue
United States Enrichment Corporation ("USEC")	2014	$10,272,000	18.0%
	2013	$2,037,000	2.7%

CH Plateau Remediation Company ("CHPRC")	2014	$5,762,000	10.1%
	2013	$19,922,000	26.8%

As our revenues are event/project based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial.

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

Our subsidiaries where the remediation expenditures will be made are the Leased Property in Dayton, Ohio, a former RCRA storage facility as operated by the former owners of Perma-Fix Dayton, Inc. (“PFD”), Perma-Fix of Memphis Inc.’s (“PFM” – closed location) site in Memphis, Tennessee, PFSG facility in Valdosta, Georgia, and Perma-Fix Michigan, Inc.’s (“PFMI” – closed location) site in Brownstown, Michigan. The environmental liability of PFD (as it relates to the remediation of the storage facility site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008. PFSG is non-operational as it suffered a fire on August 14, 2013) All of the reserves are within our discontinued operations. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2014, we had total accrued environmental remediation liabilities of $1,016,000, of which $728,000 is recorded as a current liability, which reflects a decrease of $15,000 from the December 31, 2013 balance of $1,031,000. The net decrease of $15,000 represents payments on remediation projects at the PFSG location. The December 31, 2014 current and long-term accrued environmental liability at December 31, 2014 is summarized as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$3	$66	$69
PFM	30	15	45
PFSG	618	207	825
PFMI	77	-	77
Total Liability	$728	$288	$1,016

Related Party Transactions

Mr. Robert Schreiber, Jr.

During March 2011, we entered into a five-year lease with Lawrence Properties LLC for certain office and warehouse space used and occupied by SYA, a wholly owned subsidiary of the Company until its sale by the Company on July 29, 2014. Lawrence Properties is owned by Robert Schreiber, Jr., the President of SYA until his resignation on July 29, 2014, and Mr. Schreiber’s spouse. Under the lease, which commenced June 1, 2011, we paid monthly rent of approximately $11,400, which we believe was lower than costs charged by unrelated third party landlords. Rent payment under this lease was approximately $124,000 and $72,000 for the years ended December 31, 2014 and 2013, respectively. In connection with the Company’s sale of SYA, the lease was terminated on July 29, 2014.

Mr. David Centofanti

Mr. David Centofanti serves as our Director of Information Services. For such services, he received yearly compensation of $163,000 in 2014 and 2013. Mr. David Centofanti is the son of our Chief Executive Officer, President and a Board member, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to the Company’s Board of Directors (“Board”). Mr. Ferguson previously served as a Board member from June 2007 to February 2010 and again from August 2011 to September 2012. As an advisor to the Company’s Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $56,000 and $52,000 for the years ended December 31, 2014 and 2013, respectively. On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (see further details and terms of this Loan in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financing Activities”).

Mr. John Climaco

On October 17, 2014, the Company’s Compensation Committee and the Board of Directors, with Mr. Climaco abstaining, approved a consulting agreement with John Climaco (a director of the Company). The Company and Mr. Climaco entered into the consulting agreement on October 17, 2014. Mr. Climaco is also is a member of the Strategic Advisory Committee of the Board of Directors.

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

In his capacity as a consultant under the consulting agreement, Mr. Climaco shall be paid $22,000 per month (starting September 2014) plus reasonable expenses. The agreement shall continue unless terminated by either party for any reason or no reason by providing thirty (30) days written notice to the other party. For his services under the consulting agreement, Mr. Climaco received approximately $107,000 in 2014.

Employment Agreements

We have an employment agreement (each dated July 10, 2014) with each of Dr. Centofanti (our President and Chief Executive Officer or “CEO”), Ben Naccarato (our Chief Financial Officer or “CFO”), and John Lash (our Chief Operating Officer or “COO” – hired on March 20, 2014). Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our Common Stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable. The Company had an employment agreement dated August 24, 2011 with Mr. James A. Blankenhorn. On March 20, 2014, the Company accepted the resignation of Mr. James A. Blankenhorn, as Vice President and COO of the Company. The resignation was effective March 28, 2014. When Mr. Blankenhorn’s resignation as the COO became effective, his employment agreement also terminated. Each Dr. Centofanti and Ben Naccarato also had an employment agreement dated August 24, 2011 which were terminated upon execution of the employment agreement dated July 10, 2014.

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

●	losses of specific customer from one year to the next will not generally have a material effect on us;
●	significant reductions in the level of government funding in future years could have a material adverse impact on our business, financial position, results of operations and cash flows;
●	expect to meet our quarterly financial covenants in 2015;
●	expand into both commercial and international markets to increase revenues;
●	ability to improve operations and liquidity;
●	permit and license requirements represent a potential barrier to entry for possible competitors;
●	failure to obtain and maintain our permit or approvals would have a material adverse effect on us;
●	potential effect on our operations with the adoption of programs by federal or state government mandating a substantial reduction in greenhouse gas emissions;
●	ability to fund budgeted capital expenditures during 2015 through our operations and lease financing;
●

continue focus on efficient operations of facilities and on-site activities, continue to evaluating strategic acquisition, continue the R&D of innovative technologies to expand company service offering and to treat nuclear waste, mixed waste, and industrial waste, and to continue R&D and marketing of medical isotope technology;

●	our cash flows from operations and our available liquidity from our amended and restated line of credit are sufficient to service the Company’s current obligations;
●	continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions to our segments;
●	ability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor);
●	process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter;
●	future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations;
●	subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;
●	we could become a PRP at a remedial action site, which could have a material adverse effect;
●	ability to remediate material weakness in internal control over financial reporting; and
●	we could be deemed responsible for part for the cleanup of certain properties and be subject to fines and civil penalties in connection with violations of regulatory requirements.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
●	Risk factors contained in Item 1A of this report.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules

In accordance with the rules of Regulation S-X, schedules are not submitted because they are not applicable to or required by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Fix Environmental Services, Inc.

We have audited the accompanying consolidated balance sheet of Perma-Fix Environmental Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perma-Fix Environmental Services, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 (to the 2013 consolidated financial statements), the Company has suffered declining revenues, recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 (to the 2013 consolidated financial statements). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

Atlanta, Georgia

April 15, 2014, except for Notes 3, 12, and 17 as to which the date is March 31, 2015

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

		(Revised)
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

ASSETS
Current assets:
Cash	$3,680	$333
Restricted cash	85	35
Accounts receivable, net of allowance for doubtful accounts of $2,170 and $1,932, respectively	8,272	8,241
Unbilled receivables - current	7,177	4,917
Inventories	498	520
Prepaid and other assets	3,010	2,949
Deferred tax asset - current	385	460
Current assets related to discontinued operations	20	3,114
Total current assets	23,127	20,569

Property and equipment:
Buildings and land	19,863	19,486
Equipment	35,933	35,279
Vehicles	403	610
Leasehold improvements	11,613	11,625
Office furniture and equipment	1,799	2,046
Construction-in-progress	336	630
	69,947	69,676
Less accumulated depreciation and amortization	(47,123)	(43,616)
Net property and equipment	22,824	26,060

Property and equipment related to discontinued operations	681	1,367

Intangibles and other long term assets:
Permits	16,709	16,744
Goodwill	—	1,330
Other intangible assets - net	2,435	2,980
Unbilled receivables – non-current	273	302
Finite risk sinking fund	21,334	21,307
Other assets	1,253	1,401
Total assets	$88,636	$92,060

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

As of December 31,

		(Revised)
(Amounts in Thousands, Except for Share and per Share Amounts)	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,350	$5,462
Accrued expenses	4,540	5,201
Disposal/transportation accrual	1,737	1,385
Unearned revenue	4,873	4,149
Current liabilities related to discontinued operations	2,137	3,994
Current portion of long-term debt	2,319	2,462
Current portion of long-term debt - related party	1,414	414
Total current liabilities	22,370	23,067

Accrued closure costs	5,508	5,222
Other long-term liabilities	803	739
Deferred tax liabilities	5,391	4,927
Long-term liabilities related to discontinued operations	590	602
Long-term debt, less current portion	6,690	9,009
Long-term debt, less current portion - related party	949	2,363
Total long-term liabilities	19,931	22,862

Total liabilities	42,301	45,929

Commitments and Contingencies (Note 13)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $803 and $739, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 and 75,000,000 shares authorized, respectively; 11,476,485 and 11,406,573 shares issued, respectively; 11,468,843 and 11,398,931 shares outstanding, respectively	11	11
Additional paid-in capital	103,765	103,454
Accumulated deficit	(59,758)	(58,533)
Accumulated other comprehensive income	11	2
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	43,941	44,846
Non-controlling interest	1,109	—
Total stockholders' equity	45,050	44,846

Total liabilities and stockholders' equity	$88,636	$92,060

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)	2014	2013

Net revenues	$57,065	$74,413
Cost of goods sold	45,157	64,597
Gross profit	11,908	9,816

Selling, general and administrative expenses	11,973	14,376
Research and development	1,315	1,764
Impairment loss on goodwill	380	27,856
(Gain) loss on disposal of property and equipment	(41)	49
Loss from operations	(1,719)	(34,229)

Other income (expense):
Interest income	27	35
Interest expense	(616)	(762)
Interest expense-financing fees	(192)	(132)
Foreign currency loss	(24)	—
Other	(51)	(8)
Loss from continuing operations before taxes	(2,575)	(35,096)
Income tax expense (benefit)	417	(625)
Loss from continuing operations, net of taxes	(2,992)	(34,471)

Income (loss) from discontinued operations, net of taxes	1,688	(1,568)
Net Loss	(1,304)	(36,039)

Net loss attributable to non-controlling interest	(79)	(64)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,225)	$(35,975)

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$(.26)	$(3.04)
Discontinued operations	.15	(.14)
Net loss per common share	$(.11)	$(3.18)

Number of common shares used in computing net (loss) income per share:
Basic	11,443	11,319
Diluted	11,443	11,319

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,

(Amounts in Thousands)	2014	2013

Net loss	$(1,304)	$(36,039)
Other comprehensive income:
Foreign currency translation gain	9	4
Total other comprehensive income	9	4

Comprehensive loss	(1,295)	(36,035)
Comprehensive loss attributable to non-controlling interest	(79)	(64)
Comprehensive loss attributable to Perma-Fix
Environmental Services, Inc. common stockholders	$(1,216)	$(35,971)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31,

(Amounts in Thousands, Except for Share Amounts)

				Common	Accumulated	Non-		(Revised)
			Additional	Stock	Other	controlling	(Revised)	Total
	Common Stock		Paid-In	Held In	Comprehensive	Interest in	Accumulated	Stockholders'
	Shares	Amount	Capital	Treasury	(Loss) Income	Subsidiary	Deficit	Equity

Balance at December 31, 2012 (As previously reported)	11,247,642	$11	$102,864	$(88)	$(2)	$572	$(19,103)	$84,254
Prior period adjustment resulting from revision (see Note 3)	—	—	—	—	—	—	(3,455)	(3,455)
Balance at December 31, 2012 (As revised)	11,247,642	11	102,864	(88)	(2)	572	(22,558)	80,799
Net loss	—	—	—	—	—	(64)	(35,975)	(36,039)
Foreign currency translation	—	—	—	—	4	—	—	4
Distribution to non-controlling interest	—	—	—	—	—	(490)	—	(490)
Redemption of non-controlling interest	—	—	—	—	—	(18)	—	(18)
Issuance of Common Stock for services	69,041	—	206	—	—	—	—	206
Issuance of Common Stock for debt	90,000	—	200	—	—	—	—	200
Issuance of warrants for debt	—	—	59	—	—	—	—	59
Cash in lieu - reverse stock split	(110)	—	—	—	—	—	—	—
Stock-Based Compensation	—	—	125	—	—	—	—	125
Balance at December 31, 2013	11,406,573	$11	$103,454	$(88)	$2	$—	$(58,533)	$44,846
Net loss	—	—	—	—	—	(79)	(1,225)	(1,304)
Foreign currency translation	—	—	—	—	9	—	—	9
Issuance of stock - Perma-Fix Medical S.A., net of expenses of $242	—	—	—	—	—	1,188	—	1,188
Issuance of Common Stock upon exercise of options	2,577	—	7	—	—	—	—	7
Issuance of Common Stock for services	67,335	—	270	—	—	—	—	270
Stock-Based Compensation	—	—	34	—	—	—	—	34
Balance at December 31, 2014	11,476,485	$11	$103,765	$(88)	$11	$1,109	$(59,758)	$45,050

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Amounts in Thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(1,304)	$(36,039)
Less: income (loss) on discontinued operations, net of taxes	1,688	(1,568)

Loss from continuing operations	(2,992)	(34,471)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	4,240	4,126
Amortization of debt discount	86	36
Amortization of fair value of customer contracts	──	(1,298)
Deferred tax expense (benefit)	539	(639)
Provision (benefit) for bad debt and other reserves	291	(304)
Impairment of goodwill	380	27,856
(Gain) loss on disposal of plant, property and equipment	(41)	49
Loss on sale of SYA subsidiary (see Note 8)	53	──
Issuance of common stock for services	270	206
Stock-based compensation	34	125
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(713)	3,769
Unbilled receivables	(2,606)	3,448
Prepaid expenses, inventories and other assets	1,149	1,832
Accounts payable, accrued expenses and unearned revenue	(29)	(6,431)
Cash provided by (used in) continuing operations	661	(1,696)
Cash used in discontinued operations	(2,093)	(1,020)
Cash used in operating activities	(1,432)	(2,716)

Cash flows from investing activities:
Purchases of property and equipment, net	(464)	(944)
Proceeds from sale of plant, property and equipment	133	──
Proceeds from sale of SYA subsidiary (see Note 8)	1,214	──
Payments to finite risk sinking fund	(27)	(35)
Non-controlling interest distribution	──	(508)
Cash provided by (used in) investing activities of continuing operations	856	(1,487)
Proceeds from property insurance claims of discontinued operations (see Note 8)	5,727	──
Cash provided by (used in) investing activities	6,583	(1,487)

Cash flows from financing activities:
Net repayments of revolving credit	──	──
Principal repayments of long term debt	(2,463)	(2,796)
Principal repayments of long term debt - related party	(500)	──
Proceeds from issuance of common stock	7	──
Issuance of stock - Perma-Fix Medical S.A., net of expenses of $242	1,187	──
Proceeds from issuance of long-term debt	──	3,000
Cash (used in) provided by financing activities of continuing operations	(1,769)	204
Principal repayment of long-term debt for discontinued operations	(35)	(36)
Cash (used in) provided by financing activities	(1,804)	168

Increase (decrease) in cash	3,347	(4,035)
Cash at beginning of period	333	4,368
Cash at end of period	$3,680	$333

Supplemental disclosure:
Interest paid	$607	$714
Income taxes paid	41	110
Issuance of Common Stock for debt	──	200
Issuance of Warrants for debt	──	59
Purchase of equipment through capital lease obligation	──	71

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company’s consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows. The Company’s financial statements also include the accounts of SEC Radcon Alliance, LLC ("SECRA"), which we own 75% and Perma-Fix Medical S.A., which we own 64%.

Continuing Operations: Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Schreiber, Yonley & Associates (“SYA” which was divested on July 29, 2014), Safety & Ecology Corporation (“SEC”), Perma-Fix Environmental Services UK Limited, Perma-Fix of Canada, Inc., SECRA (which we own 75%), and Perma-Fix Medical S.A. (a 64% owned Polish subsidiary acquired on April 4, 2014, whose primary purpose is the research and development and marketing of medical isotope technology used in medical diagnostic testing – See Note 4 – “Perma-Fix Medical S.A.” below for further details of this subsidiary).

Discontinued Operations (See “Note 8”): Consist of all our subsidiaries included in our Industrial Segment which were divested in 2011 and prior, two previously closed locations, and our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which suffered a fire on August 14, 2013 which has left it non-operational.

Reduction In Authorized Shares and Reverse Stock Split

On September 18, 2014 at the Company’s 2014 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to reduce the number of shares of Common Stock the Company is authorized to issue from 75,000,000 to 30,000,000. This amendment became effective on September 19, 2014.

Effective as of 12:01 a.m. on October 15, 2013, the Company effected a reverse stock split at a ratio of 1-for-5 of the Company’s then outstanding Common Stock and shares of Common Stock issuable upon exercise of the then outstanding stock options and warrants. All references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and outstanding stock options and warrant data of the Company’s Common Stock reflects the effect of the reverse stock split for all periods presented. In addition, the shares available for issuance under the Company’s various stock option plans reflect the effect of the revese stock split. The reverse stock did not affect the number of authorized shares of Common Stock which had remained at 75,000,000 through September 19, 2014.

Financial Position and Liquidity

The Company achieved substantial improvements in financial position and liquidity in the twelve months ended December 31, 2014 as compared to the corresponding period of 2013. As of December 31, 2014, we had cash on hand of approximately $3,680,000, no revolver balance, and a working capital of approximately $757,000 as compared to a working capital deficit of $2,498,000 as of December 31, 2013. Our working capital for 2014 was positively impacted by the insurance settlement proceeds that the Company received from its insurance carriers for our Perma-Fix of South Georgia, Inc. subsidiary (“PFSG”), proceeds received from the sale of our SYA subsidiary, and the receipt of certain proceeds from the Company’s Polish subsidiary, Perma-Fix Medical S.A., that it received due to the sale of certain equity (see Note 8 - “Divestitures and Discontinued Operations” and Note 4 - “Perma-Fix Medical S.A.” for further information of these proceeds).

The Company’s cash flow requirements during 2014 were financed by cash on hand, operations, credit facility, and the proceeds received as discussed above. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels, when needed.

The Company’s cash flow requirements for 2015 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures which we plan to fund from operations and our credit facility.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The consolidated financial statements also include the accounts of SECRA, which we own 75%, and Perma-Fix Medical S.A., which we own 64%.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

When the Company prepares financial statements in conformity with accounting standards generally accepted in the United States of America (“US GAAP”), the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Notes 8, 11, 12 and 13 for estimates of discontinued operations and environmental liabilities, closure costs, income taxes and contingencies for details on significant estimates.

Restricted Cash

Restricted cash reflects $35,000 held in escrow for our worker’s compensation policy and $50,000 held in escrow in connection with the divestiture of SYA on July 29, 2014 to be used to cover any potential claims made by the purchaser for indemnification for certain limited types of losses incurred by the purchaser within one year of the divestiture of SYA (see Note 8 – “Divestitures and Discontinued Operations” for further detail of this $50,000).

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected. This analysis excludes government related receivables due to our past successful experience in their collectability. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category, based on historical experience that allows us to calculate the total allowance required. Once we have exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off. The write off process involves approvals from senior management, based on, required approval thresholds.

Retainage receivables represent amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. Our retainage receivable balances are all current. Retainage receivables of approximately $11,000 and $135,000 as of December 31, 2014 and 2013, respectively, are included in the accounts receivable balance on the Company’s Consolidated Balance Sheets in the respective periods.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Our PFSG subsidiary is within our discontinued operations and is held for sale. On August 14, 2013, our PFSG facility incurred fire damage which has left it non-operational. The Company has recorded $723,000 and $130,000 in impairment charges for fixed assets related to the fire for the years ended December 31, 2014 and 2013, respectively.

Our depreciation expense totaled approximately $3,602,000 and $3,381,000 in 2014 and 2013, respectively.

Intangible Assets

Intangible assets consist primarily of the recognized value of the permits required to operate our business and goodwill (as in previous years), or the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired. As of December 31, 2014, we have no goodwill remaining. In connection with the sale of our SYA subsidiary on July 29, 2014, the Company recorded a goodwill impairment charge of $380,000 during the second quarter of 2014 for the SYA reporting unit. The Company fully impaired the goodwill for each of our Treatment, SEC, and CH Plateau Remediation Company (“CHPRC”) reporting units totaling approximately $27,856,000 during 2013. We continually reevaluate the propriety of the carrying amount of permits and goodwill (when applicable) to determine whether current events and circumstances warrant adjustments to the carrying value.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Significant judgments are inherent in these analyses and include assumptions for, among others factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long term discount rates.

We performed impairment testing of our permits related to our Treatment reporting unit as of October 1, 2014 and 2013 and determined no impairment existed.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives (with the exception of customer relationships which are amortized using an accelerated method) and are excluded from our annual intangible asset valuation review conducted as of October 1. The Company has one definite-lived permit which was excluded from our annual impairment review as noted above. The net carrying value of this one definite-lived permit as of December 31, 2014, was approximately $227,000. Definite-lived intangible assets are also tested for impairment whenever events or changes in circumstances suggest impairment might exist.

Research and Development (“R&D”)

Operational innovation and technical know-how is very important to the success of our business. Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs and to develop new company service offerings. The Company conducts research internally and also through collaborations with other third parties. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and are charged to expense when incurred in accordance with FASB ASC Topic 730, “Research and Development.” The Company’s R&D costs include R&D costs for our Perma-Fix Medical S.A., which primarily is to provide a financing vehicle for the development and marketing of its medical isotope (Tc-99m) technology used in medical diagnostic testing.

Accrued Closure Costs and Asset Retirement Obligations (“ARO”)

Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure. ASC 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. ARO’s are included within buildings as part of property and equipment and are depreciated over the estimated useful life of the property. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flow. Increases in the ARO liability due to passage of time impact net income as accretion expense, which is included in cost of goods sold. Changes in costs resulting from changes or expansion at the facilities require adjustment to the ARO liability calculated and are capitalized and charged as depreciation expense, in accordance with the Company’s depreciation policy.

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

ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, primarily resulting from impairment loss and net operating loss carryforwards, and adjusts its valuation allowance, if necessary. Once the Company utilizes its net operating loss carryforwards or reverses the related valuation allowance it has recorded on these deferred tax assets, the Company would expect its provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.

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

The Company reassesses the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.

Foreign Currency

The Company’s foreign subsidiaries include Perma-Fix Environmental Services UK Limited (“Perma-Fix UK Limited”), Perma-Fix Canada, Inc. and Perma-Fix Medical S.A. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Foreign currency translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations.

Concentration Risk

The Company performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $34,780,000 or 60.9% of total revenue from continuing operations during 2014, as compared to $47,557,000 or 63.9% of total revenue from continuing operations during 2013.

The following customers accounted for 10% or more of the total revenues generated from continuing operations for twelve months ended December 31, 2014 and 2013:

		Total	% of Total
Customer	Year	Revenue	Revenue
United States Enrichment Corporation ("USEC")	2014	$10,272,000	18.0%
	2013	$2,037,000	2.7%

CH Plateau Remediation Company ("CHPRC")	2014	$5,762,000	10.1%
	2013	$19,922,000	26.8%

As revenues are event/project based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, the Company does not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on operations and financial condition.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States as well as with the significant amount of work that we perform for the federal government as discussed above.

The Company has one customer whose net oustanding net receivable balance represented 13.4% and 13.9% of the Company’s total consolidated net accounts receivable at December 31, 2014 and 2013, respectively.

Gross Receipts Taxes and Other Charges

ASC 605-45, “Revenue Recognition – Principal Agent Consideration” provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, waste, and some excise taxes. In determining whether to include such taxes in its revenue and expenses, the Company assesses, among other things, whether it is the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where the Company does business. As the Company is merely a collection agent for the government authority in certain of our facilities, the Company records the taxes on a net bases and excludes them from revenue and cost of services.

Revenue Recognition

Treatment Segment revenues. The processing of mixed waste is complex and may take several months or more to complete; as such, the Treatment Segment recognizes revenues using a performance based methodology with its measure of progress towards completion determined based on output measures consisting of milestones achieved and completed. The Treatment Segment has waste tracking capabilities, which it continues to enhance, to allow for better matching of revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as sometimes they are completed concurrently. As major processing phases are completed and the costs incurred, the Treatment Segment recognizes the corresponding percentage of revenue utilizing a proportional performance model. The Treatment Segment experiences delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after the waste is processed waste but prior to our release of the waste for disposal. As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred. Although the Treatment Segment uses its best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment. Furthermore, should the waste be returned to the customer, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.

Services Segment revenues. Revenue includes services performed under time and material, fixed price, and cost-reimbursement contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. The Services Segment estimates its percentage of completion based on attainment of project milestones. Revenues and costs associated with time and material contracts are recognized as revenue when earned and costs are incurred.

Under cost reimbursement contracts, the Services Segment is reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provisions. Costs incurred in excess of contract funding may be renegotiated for reimbursement. The Services Segment also earns a fee based on the approved costs to complete the contract. The Services Segment recognizes this fee using the proportion of costs incurred to total estimated contract costs.

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

Self-Insurance

The Company is self-insured for a significant portion of our group health. The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2014, the Company believes it has provided adequate reserves for our self-insurance exposure. As of December 31, 2014 and 2013, self-insurance reserves were $397,000 and $473,000, respectively, and were included in Accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2014 and 2013 were $2,697,000, and $2,906,000, respectively, for our continuing operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.

The Company recognizes stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation expense is reduced by an estimated forfeiture rate. Our estimated forfeiture rate is generally based on historical trends of actual forfeitures. Forfeiture rates are evaluated, and revised as necessary.

Comprehensive Income

The components of comprehensive income are net income and the effects of foreign currency translation adjustments.

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Earnings per share is computed separately for each period presented.

The diluted loss per share calculations exclude options to purchase approximately 201,000 and 339,000 shares of common stock for the years ended December 31, 2014 and 2013, respectively, because their effect would have been antidilutive as a result of the net losses recorded in these periods.

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

Financial instruments include cash and restricted cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3).  Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. At December 31, 2014 and December 31, 2013, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate. The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Recently Adopted Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08, among other things, raises the threshold for disposals to qualify as discontinued operations. Under ASU 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. Early adoption of ASU 2014-08 was permitted but only for disposals (or classifications as held for sale) that were not reported in financial statements previously issued or available for issue. The Company early adopted ASU 2014-08 during the second quarter of 2014. On April 3, 2014, the Company’s Board of Directors (“Board”) approved management to pursue the sale of our wholly owned subsidiary, SYA. On July 29, 2014, the Company completed the divestiture of SYA. In accordance with ASU 2014-08, the divestiture of SYA is presented within our continuing operations. The sale of SYA did not represent a strategic shift that has had a major effect on the Company's operations and financial results as defined by ASU 2014-08.

In November 2014, the FASB issued ASU 2014-17, “Pushdown Accounting”. ASU 2014-17 provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption of this ASU did not have an impact on the Company's results of operations, cash flows or financial position

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted, and allows for either full retrospective adoption or modified retrospective adoption. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation Stock – Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

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

In November 2014, the FASB issued ASU, 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” ASU 2014-06 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

NOTE 3

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the Company’s preparation of the 2014 income tax provision, the Company determined that certain deferred tax liabilities related to acquired indefinite-lived permits from the Company’s acquisition of our DSSI subsidiary in 2000 and our M&EC subsidiary in 2001 were not recorded. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” by the Company in 2002 (now ASC 350, “Intangibles-Goodwill and Others”), the acquired permits were determined to be indefinite-lived intangible assets. As a result, deferred tax liabilities should have been established for these indefinite-lived intangible assets on January 1, 2002, with the offset being expense. Further, as these deferred tax liabilities relate to indefinite lived intangible assets, they cannot be utilized for purposes of offsetting deferred tax assets in evaluating the need for a deferred tax asset valuation allowance.

In order to correct these errors, we recorded an adjustment to increase the 2013 opening balance of accumulated deficit in our Consolidated Statements of Stockholders’ Equity by $3,455,000. Due to rules requiring an allocation of valuation allowance to deferred tax assets, the correction of this error also resulted in an increase to deferred tax liabilities (long-term) of $3,915,000 and an increase to deferred tax assets (current) of $460,000 for a net deferred tax liability of $3,455,000 as of December 31, 2013.

The Company considered the guidance in ASC 250, “Accounting Changes and Error Corrections; Staff Accounting Bulletin Topic 1:M, Materiality; and Topic 1:N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that the error was not material to previously issued financial statements. The resulting revision had no impact on the Company’s previously reported cash, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Loss, and Consolidated Statements of Cash Flows as of and for the year ended December 31, 2013.

The following table summarizes the impact of the revision on each affected line of the Company’s Consolidated Balance Sheet as of December 31, 2013:

	December 31, 2013
	As Previously
(Amounts in Thousands)	Reported	Adjustment	As Revised
Deferred tax assets - current	─	$460	$460
Total current assets	20,109	460	20,569
Total assets	91,600	460	92,060
Deferred tax liabilities	1,012	3,915	4,927
Total long-term liabilities	18,947	3,915	22,862
Total liabilities	42,014	3,915	45,929
Accumulated deficit	(55,078)	(3,455)	(58,533)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	48,301	(3,455)	44,846
Total stockholders' equity	48,301	(3,455)	44,846
Total liabilities and stockholders' equity	91,600	460	92,060

NOTE 4

PERMA-FIX MEDICAL S.A.

On April 4, 2014, the Company completed the acquisition of a controlling interest in a Polish Company, a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation (“PF Medical”) organized by the Company (incorporated in January 2014). PF Medical’s only asset was and is a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 or “Tc-99m” for medical diagnostic applications. Since the acquired shell company (now named as Perma-Fix Medical S.A.) does not meet the definition of a business under ASC 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The primary purpose of PF Medical S.A. (which we own 64%) is to provide a financing vehicle for the development and marketing of its medical isotope (“Tc-99m”) technology used in medical diagnostic testing for potential use throughout the world.

During August, 2014, PF Medical S.A. executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of December 31, 2014, PF Medical S.A. has received approximately $1,478,000 for 155,839 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). PF Medical S.A. further expects to receive approximately $636,000, prior to any commission, on or prior to July 31, 2015, for payment of 68,161 of such shares and another $243,000 by December 2015, for payment of the remaining 26,000 of such shares. The unpaid shares as of December 31, 2014 in this transaction were accounted for as subscription receivables and are offset against non-controlling interest. If PF Medical S.A. is not paid for the 68,161 shares on or prior to July 31, 2015, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company.

NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes changes in the carrying amount of goodwill by reporting segments:

Goodwill (amounts in thousands)	Treatment	Services	Total
Balance as of December 31, 2012	$13,691	$15,495	$29,186
Goodwill impairment	(13,691)	(14,165)	(27,856)
Balance as of December 31, 2013	—	1,330	$1,330
Goodwill impairment	—	(380)	(380)
Sale of SYA subsidary	—	(950)	(950)
Balance as of December 31, 2014	$—	$—	$—

In 2014, the Company recorded an impairment charge of $380,000 in connection with the sale of our SYA subsidiary on July 29, 2014, in accordance with ASC Topic 350 “Intangible – Goodwill and Other” (“ASC 350”). In 2013, we recorded a total goodwill impairment charge of $27,856,000, which represented the total goodwill for each of the Treatment, SEC, and CHPRC reporting units of $13,691,000 (Treatment Segment), $13,016,000 (Services Segment) and $1,149,000 (Services Segment), respectively, in accordance with ASC 350. The impairment charges recorded were non-cash in nature and did not affect our liquidity or cash flows from operating activities. Additionally, the goodwill impairment had no effect on our borrowing availability or covenants under our credit facility agreement.

The following table summarizes changes in the carrying amount of permits. No permit exists at our Services Segment.

Permit (amount in thousands)	Treatment
Balance as of December 31, 2012	$16,799
PCB permit amortized (1)	(55)
Balance as of December 31, 2013	16,744
PCB permit amortized (1)	(55)
Permit in progress	20
Balance as of December 31, 2014	$16,709

(1) Amortization for the one definite-lived permit capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive Polychlorinated Biphenyles or “PCBs.” This permit is being amortized over a ten year period in accordance with its estimated useful life. Net carrying value of this permit was approximately $227,000 as of December 31, 2014.

The following table summarizes information relating to the Company’s other intangible assets:

		December 31, 2014			December 31, 2013
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$512	$(168)	$344	$514	$(155)	$359
Software	3	375	(319)	56	379	(258)	121
Non-compete agreement	1.2	265	(265)	—	265	(174)	91
Customer contracts	0.5	790	(790)	—	790	(790)	—
Customer relationships	12	3,370	(1,335)	2,035	3,370	(961)	2,409
Total		$5,312	$(2,877)	$2,435	$5,318	$(2,338)	$2,980

The intangible assets are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the one definite-lived permit) discussed above:

Amount
Year	(In thousands)

2015	$510
2016	425
2017	391
2018	361
2019	280
$1,967

Amortization expense relating to intangible assets for the Company was approximately $638,000 and $745,000, for the years ended December 31, 2014 and 2013, respectively.

NOTE 6

CAPITAL STOCK, STOCK PLANS, WARRANTS, AND STOCK BASED COMPENSATION

Stock Option Plans

Effective July 29, 2003, the Company adopted the 2003 Outside Directors Stock Plan (the “2003 Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on such date. The plan provides for the grant of an option to purchase up to 30,000 shares of Common Stock for each outside director upon initial election to the Board of Directors, and the grant of an option to purchase up to 12,000 shares of Common Stock upon each re-election. The options granted generally have a vesting period of six months from the date of grant, with an exercise price equal to the closing trade price on the date prior to grant date. The plan also provides for the issuance to each outside director a number of shares of Common Stock in lieu of 65% or 100% (based on option elected by each director) of the fee payable to the eligible director for services rendered as a member of the Board of Directors. The number of shares issued is determined at 75% of the market value as defined in the plan. At the Company’s Annual Meeting of Stockholders held on September 18, 2014, the Company’s stockholders approved the Third Amendment to the 2003 Outside Directors Stock Plan which increased the number of shares of our Common Stock authorized for issuance under the 2003 Plan from 600,000 to 800,000; (b) reduced proportionately the number of shares of Common Stock subject to the automatic option grant made to each eligible director upon initial election from 30,000 to 6,000 and the number of shares of Common Stock subject to automatic option grant made to each eligible director upon re-election from 12,000 to 2,400; and (c) allowed for such shares to be adjusted proportionally upon future stock splits or other share adjustment applicable to our Common Stock. On October 15, 2013, the Company effected a reverse stock split at a ratio of 1-for-5 of the Company’s then outstanding Common Stock and shares of Common Stock issuable upon exercise of the then outstanding stock options and warrants; however, pursuant the terms of the 2003 Plan, the number of shares of Common Stock which each Eligible Director can purchase under the automatic option granted upon initial election or re-election was not adjusted proportionately to give effect to the reverse stock split.

Effective July 28, 2004, the Company adopted the 2004 Stock Option Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date. The plan provides for the grants of options to selected officers and employees, including any employee who is also a member of the Board of Directors of the Company. A maximum of 400,000 (as automatically adjusted to the reverse stock split on October 15, 2013, pursuant to the plan) shares of our Common Stock are authorized for issuance under this plan in the form of either Incentive or Non-Qualified Stock Options (“ISOs” or “NQSOs”, respectively). The option grants under the plan are exercisable for a period of up to 10 years from the date of grant at an exercise price of not less than market price of the Common Stock at grant date. On July 28, 2014, the plan expired. No new options will be issued under this plan, but the options issued under this plan prior to the expiration date will remain in effect until their respectively maturity dates (which will be February 26, 2015).

On April 28, 2010, the Company adopted the 2010 Stock Option Plan, which was approved by our stockholders at the Company’s Annual Meeting of Stockholders on September 29, 2010. The Plan authorizes an aggregate grant of 200,000 NQSOs and ISOs to officers and employees of the Company for the purchase of up to 200,000 shares of the Company’s Common Stock (as automatically adjusted to the reverse stock split on October 15, 2013, pursuant to the plan). The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date. The exercise price of any incentive stock option granted under the Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant. The exercise price of any NQSOs granted under the Plan will not be less than the fair market value of the shares at the time of grant.

No employees exercised options during 2014 and 2013. During 2014, we issued a total of 2,577 shares of our Common Stock upon exercise of 2,577 NQSOs by an outside director from the 2003 Outside Director Stock Plan, at exercise price of $2.79 per share which resulted in total proceeds of approximately $7,200.

We issued a total of 67,335 and 69,041 shares of our Common Stock in 2014 and 2013, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors (“Board”). As a member of the Board, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash.

Summary of the status of options under the Company’s Stock Option Plans as of December 31, 2014 and 2013, and changes during the years ending on those dates is presented below:

	2014			2013
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
2003 Outside Directors Stock Plan
Balance at beginning of year	169,200	$9.18		163,200	$10.19
Granted	16,800	3.70		24,000	2.89
Exercised	(2,577)	2.79	$3,705	—	—
Forfeited/Expired	(14,400)	8.50		(18,000)	9.95
Balance at end of year	169,023	8.79	$41,957	169,200	9.18	$5,850
Options exercisable at year end	152,223	9.35	$—	145,200	10.22	$—
2004 Stock Option Plan
Balance at beginning of year	133,600	$10.73		182,100	$10.55
Forfeited/Expired	(118,600)	11.19		(48,500)	10.05
Balance at end of year	15,000	7.10	$—	133,600	10.73	$—
Options exercisable at year end	15,000	7.10	$—	133,600	10.73	$—
2010 Stock Option Plan
Balance at beginning of year	60,000	$7.85		60,000	$7.85
Granted	55,000	5.00		—	—
Forfeited/Expired	(60,000)	7.85		—	—
Balance at end of year	55,000	5.00	$—	60,000	7.85	$—
Options exercisable at year end	—	—	$—	40,000	7.85	$—

(a)	Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

The summary of the Company’s total Plans (as noted above) as of December 31, 2014, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding January 1, 2014	362,800	$9.53
Granted	71,800	4.70
Exercised	(2,577)	2.79		$3,705
Forfeited/Expired	(193,000)	9.95
Options outstanding End of Period (1)	239,023	$7.81	4.9	$41,957
Options Exercisable at December 31, 2014(1)	167,223	$9.15	4.2	$31,037
Options Vested and expected to be vested at December 31, 2014	230,223	$7.92	4.9	$41,957

(1) Options with exercise prices ranging from $2.79 to $14.75

The summary of the Company’s nonvested shares as of December 31, 2014, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested options January 1, 2014	44,000	$3.14
Granted	71,800	2.85
Vested	(24,000)	2.06
Forfeited	(20,000)	4.43
Nonvested at December 31, 2014	71,800	$2.85

Preferred Share Rights Plan

In May 2008, the Company adopted a preferred share rights plan (the “Rights Plan”), designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

In general, under the terms of the Rights Plan, subject to certain limited exceptions, if a person or group acquires 20% or more of our Common Stock or a tender offer or exchange offer for 20% or more of our Common Stock is announced or commenced, our other stockholders may receive upon exercise of the rights (the “Rights”) issued under the Rights Plan the number of shares our Common Stock or of one-one hundredths of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, having a value equal to two times the purchase price of the Right. In addition, if we are acquired in a merger or other business combination transaction in which we are not the survivor or more than 50% of our assets or earning power is sold or transferred, then each holder of a Right (other than the acquirer) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right. The initial purchase price of each Right was $13.00, subject to adjustment and adjustment for the reverse stock split.

The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The Rights may be redeemed by us at $0.001 per Right at any time before any person or group acquires 20% or more of our outstanding Common Stock. The Rights expire on May 2, 2018.

Warrants and Capital Stock Issuance for Debt

As of December 31, 2014, we have two Warrants outstanding which provide for the purchase of up to an aggregate of 70,000 shares of the Company’s Common Stock at $2.23 per share. The two Warrants were issued on August 2, 2013, as consideration of a $3,000,000 loan received by the Company from Messrs. William N. Lampson and Robert L. Ferguson (the “Lenders”). Each Warrant provides for the Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price of $2.23 per share. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The Company also issued 90,000 shares of the Company’s Common Stock to the Lenders. See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for further information and accounting treatment of the Warrants and Common Stock.

Shares Reserved

At December 31, 2014, we have reserved approximately 309,023 shares of Common Stock for future issuance under all of the option and warrant arrangements.

Stock Based Compensation

We follow ASC 718 to account for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

As discussed above, the Company has certain stock option plans which it awards NQSOs and ISOs to employees, officers, and outside directors. Stock options granted to employees have a six year contractual term with one-third yearly vesting over a three year period. Stock options granted to outside directors have a ten year contractual term with vesting period of six months.

On July 10, 2014, the Company granted an aggregate of 55,000 ISOs from the Company’s 2010 Stock Option Plan to certain employees, of which 45,000 ISOs were granted to the Company’s Chief Operating Officer (who was appointed March 20, 2014). The 55,000 ISOs granted were for a contractual term of six years with one-third yearly vesting over a three year period. The exercise price of the ISOs was $5.00 per share, which was equal to our closing stock price as reported on Nasdaq on the date of grant.

On September 18, 2014, the Company granted an aggregate of 16,800 NQSOs from the Company’s 2003 Outside Directors Stock Plan to our seven re-elected directors at our Annual Meeting of Stockholders held on September 18, 2014. The NQSOs granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the NQSOs was $3.70 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

As of December 31, 2014, the Company had an aggregate of 70,000 employee stock options outstanding (from the 2004 and 2010 Stock Option Plans), of which 15,000 are vested. The weighted average exercise price of the 15,000 outstanding and fully vested employee stock options is $7.10 with a remaining weighted contractual life of 0.2 years. Additionally, the Company had an aggregate of 169,023 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which 152,223 are vested. The weighted average exercise price of the 152,223 outstanding and fully vested director stock options is $9.35 with a remaining weighted contractual life of 4.6 years.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during in 2014 and 2013 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows (No options were granted to employees during 2013):

Employee Stock Option Granted For Year Ended 2014
Weighted-average fair value per share	$2.88
Risk -free interest rate (1)	1.91%
Expected volatility of stock (2)	61.84%
Dividend yield	None
Expected option life (years) (3)	6.0

	Outside Director Stock Options Granted
	For Year Ended
	2014	2013
Weighted-average fair value per share	$2.73	$2.06
Risk -free interest rate (1)	2.63%	2.66% - 2.92%
Expected volatility of stock (2)	59.59%	58.88% - 59.76%
Dividend yield	None	None
Expected option life (in years) (3)	10.0	10.0

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the fiscal year 2014 and 2013.

	Year Ended
	2014	2013
Employee Stock Options	$(14,000)	$80,000
Director Stock Options	48,000	45,000
Total	$34,000	$125,000

The Company recognized stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, the Company recognizes the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the twelve months ended December 31, 2014 included a reduction in expense of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our previous COO, who voluntarily resigned from the Company effective March 28, 2014. The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, which provided for the purchase of up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period. As of December 31, 2014, the Company has approximately $145,000 of total unrecognized compensation cost related to unvested options, of which $73,000 is expected to be recognized in 2015, $53,000 in 2016, with the remaining $19,000 in 2017.

NOTE 7

PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock

The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of the former stockholders of M&EC at any time for the per share price of $1.00. The holders of the Series B Preferred Stock will be entitled to receive when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $803,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2014 and is included within Other long term liabilities of the Consolidated Balance Sheet.

NOTE 8

DIVESTITURES AND DISCONTINUED OPERATIONS

Divestiture of SYA

On July 29, 2014, the Company completed the sale of our wholly-owned subsidiary, SYA. SYA was a professional engineering and environmental consulting services company and was included in the Company’s Services Segment. In accordance with ASU 2014-08, the divestiture of SYA has been reported in continuing operations for all periods presented. The purchaser of SYA paid approximately $1,300,000 for 100% of the capital stock and $60,000 as an adjustment to the purchase price for excess working capital with $50,000 of such consideration placed in escrow for a period of one year to cover any claims by the purchaser for indemnification for certain limited types of losses incurred by the purchaser following the closing.  The proceeds received were used to pay down our revolver and used for working capital. As of December 31, 2014, expenses related to the sale of SYA totaled approximately $96,000. The Company recorded a loss on the sale of SYA of approximately $53,000 (net of taxes of $0), which included a final excess working capital adjustment of approximately $42,000. The loss on the sale of $53,000 was included in “other” expense on our Consolidated Statements of Operations. In 2013, SYA had net revenues of $2,564,736 and a net loss of $621,288.

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility.

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. Certain equipment and portions of the building structures were damaged, which resulted in the Company recognizing an impairment charge of fixed assets for approximately $130,000. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. Total incurred costs through December 31, 2013 relating to the fire, inclusive of the impairment charge, was $6,859,000. For the year ended December 31, 2013, the Company had received $3,664,000 of insurance proceeds and recorded an insurance recovery receivable of $2,995,000 as we had determined that receipt of reimbursement of these expenses from our insurer was probable in accordance with its insurance policies.

On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers, resulting in receipt of approximately $3,850,000 in insurance settlement proceeds, which was used to pay down the Company’s Revolving Credit facility. On November 10, 2014, the Company received approximately $391,000 from another insurance carrier. Additionally, $1,500,000 of insurance proceeds were paid directly to the vendors working on the clean-up of the facility.

The table below shows the total costs incurred and insurance proceeds received through December 31, 2014 relating to the fire:

	Property & Equipment	Business Interruption and Other	Total
Costs incurred through December 31, 2014	$4,507,000	$4,096,000	$8,603,000
Insurance proceeds through December 31, 2014 (1)	7,477,000	4,968,000	12,445,000
Gain on insurance recoveries	$2,970,000	$872,000	$3,842,000

(1) Inclusive of $1,500,000 paid directly to vendors

In 2014, the Company elected not to rebuild the PFSG facility, which resulted in a triggering event under ASC 360. Based on our long-lived asset impairment test, the Company concluded that tangible asset impairments existed for PFSG and therefore recorded approximately $723,000 of asset impairment charges for the twelve months ended December 31, 2014, which is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. No remaining intangible assets exist at PFSG at December 31, 2014. The Company continues to market our PFSG facility for sale.

The following table summarizes the results of discontinued operations for the years ended December 31, 2014 and 2013. Income tax expense for 2013 included a charge to tax expense of approximately $1,164,000 to provide a full valuation allowance on our net deferred tax assets.

Amount in Thousands	2014	2013

Net revenue	$—	$1,789
Interest expense	(6)	(27)
Operating (loss) income from discontinued operations	(2,108)	59
Gain on insurance settlement of discontinued operations	3,842	—
Income tax expense	46	1,627
Income (loss) from discontinued operations	1,688	(1,568)

Assets related to discontinued operations totaled $701,000 and $4,481,000 as of December 31, 2014, and 2013, respectively, and liabilities related to discontinued operations totaled $2,727,000 and $4,596,000 as of December 31, 2014 and 2013, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2014 and December 31, 2013. The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of December 31, 2014:

	December 31,	December 31,
(Amounts in Thousands)	2014	2013
Current assets
Accounts receivable, net (1)	$—	$20
Inventories	—	37
Other assets	6	3,018
Total current assets	6	3,075
Long-term assets
Property, plant and equipment, net (2)	644	1,330
Total long-term assets	644	1,330
Total assets held for sale	$650	$4,405
Current liabilities
Accounts payable	$932	$2,716
Accrued expenses and other liabilities	193	237
Note payable	—	35
Total current liabilities	1,125	2,988
Total liabilities held for sale	$1,125	$2,988

(1) net of allowance for doubtful accounts of $0 and $13,000 as of December 31, 2014 and December 31, 2013, respectively.

(2) net of accumulated depreciation of $0 and $45,000 as of December 31, 2014 and 2013, respectively.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
(Amounts in Thousands)	2014	2013
Current assets
Other assets	$14	39
Total current assets	14	39
Long-term assets
Property, plant and equipment, net (1)	37	37
Total long-term assets	37	37
Total assets not held for sale	$51	$76
Current liabilities
Accounts payable	$15	$15
Accrued expenses and other liabilities	269	342
Environmental liabilities	728	649
Total current liabilities	1,012	1,006
Long-term liabilities
Closure liabilities	302	220
Environmental liabilities	288	382
Total long-term liabilities	590	602
Total liabilities not held for sale	$1,602	$1,608

(1) net of accumulated depreciation of $10,000 and $10,000 as of December 31, 2014 and 2013, respectively

Environmental Liabilities

We have four remediation projects, which are currently in progress at our Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Memphis, Inc. (“PFM” – closed location), PFSG, and Perma-Fix of Michigan, Inc. (“PFMI” – closed location) subsidiaries. The Company divested PFD in 2008; however, the environmental liability of PFD was retained by the Company upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities (PFD, PFM, and PFSG) are Resource Conservation and Recovery Act (“RCRA”) permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.

At December 31, 2014, we had total accrued environmental remediation liabilities of $1,016,000, of which $728,000 is recorded as a current liability, which reflects a decrease of $15,000 from the December 31, 2013 balance of $1,031,000. The net decrease of $15,000 represents payments on remediation projects at the PFSG location. The December 31, 2014 current and long-term accrued environmental liabilities at December 31, 2014 are summarized as follows (in thousands):

	Current	Long-term	Total
	Accrual	Accrual
PFD	$3	$66	$69
PFM	30	15	45
PFSG	618	207	825
PFMI	77	—	77
Total Liability	$728	$288	$1,016

NOTE 9

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2014 and 2013:

(Amounts in Thousands)	December 31, 2014		December 31, 2013
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at our option of prime rate (3.25% at December 31, 2014) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for 2014 and 2013 was 4.1% and 3.7%, respectively. (1)	$—		$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due 0n October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for 2014 and 2013 was 3.7% and 3.9%, respectively. (1)	8,952		11,238
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, balance due January 31, 2015. (2)	10		127
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,363		2,777
Capital leases	47	(4)	141	(5)
	11,372		14,283
Less current portion of long-term debt	3,733		2,876
Less long-term debt related to assets held for sale	—		35
	$7,639		$11,372

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($137,000) and ($223,000) for December 31, 2014 and December 31, 2013, respectively. See “Promissory Notes” below for additional information.

(4) One capital lease payable through November 2016, interest at rate of 6.0%.

(5) Capital leases payable 2014 to 2016, interest at rates ranging from 5.3% to 7.1%.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Agreement, as amended (“Amended Loan Agreement”), provides us with the following Credit Facility: (a) up to $12,000,000 revolving credit facility (which was reduced from $18,000,000 pursuant to Amendment 4, dated April 14, 2014.) (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization). As a result of the reduction in the maximum borrowing Revolving Credit noted above, the Company recorded approximately $37,000 in loss on debt modification (included in interest expense) during the second quarter of 2014 in accordance with ASC 470-50, “Debt – Modification and Extinguishment.”

In addition to the reduction to our Revolving Credit facility, Amendment 4 also waived the Company’s fixed charge coverage ratio testing requirement for the first quarter of 2014, revised the methodology in calculating the Company’s quarterly fixed charge coverage ratio for the second to fourth quarters of 2014 and changed the minimum quarterly fixed charge coverage ratio requirement of 1:25 to 1:00 to 1:15 to 1:00 in 2014, among other things. As a condition of the Amendment 4, we agreed to pay PNC a fee of $30,000 which is being amortized over the remaining term of the Amended Loan Agreement.

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

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. Our Amended Loan Agreement prohibits us to declare, pay, or make any dividend distribution on any shares of our Common Stock or Preferred Stock. As discussed above, the fixed charge coverage ratio requirement for the first quarter of 2014 was waived by PNC. The Company met its fixed charge coverage ratio in each of the second to fourth quarters of 2014; however, if the Company fails to meet the minimum quarterly fixed charge coverage ratio requirement in any of the quarters in 2015 and PNC does not waive the non-compliance or further revise our covenant so that the Company is in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, the Company may not have sufficient liquidity to repay our debt under our Credit Facility and other indebtedness.

As of December 31, 2014, the availability under our revolving credit was $7,402,000, based on our eligible receivables and includes the indefinite reduction of borrowing availability of $1,500,000 as discussed above.

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

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above). The Lenders are stockholders of the Company, having received shares of our Common Stock in connection with the acquisition of our PFNWR subsidiary in June 2007. The proceeds from the Loan were used for general working capital purposes. In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, the Company issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model with the following assumptions: 55.54% volatility, risk free interest rate of .59%, an expected life of three years and no dividends. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The Company determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees. Mr. Robert Ferguson serves as an advisor to the Company’s Board of Directors (see Note 16 – “Related Party Transaction – Mr. Robert Ferguson” for further information on Mr. Ferguson).

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

The following table approximates amount of the maturities of long-term debt maturing in future years as of December 31, 2014 of our continuing operations (excludes debt discount of $137,000) (in thousands):

Year ending December 31:
2015	$3,819
2016	7,690
Total	$11,509

NOTE 10

ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2014	2013
Salaries and employee benefits	$2,935	$3,473
Accrued sales, property and other tax	410	370
Interest payable	22	27
Insurance payable	546	726
Other	627	605
Total accrued expenses	$4,540	$5,201

The Company has an individual Management Incentive Plan (“MIP”) for each of our Chief Executive Officer, Chief Financial Officer and new Chief Operating Officer (“COO” - appointed on March 20, 2014) which awards cash compensation based on achievement of certain performance targets for fiscal year 2014. No compensation was accrued for in 2014 under each MIP as no amount was payable under each of the MIPs. No performance incentive payments were made under any of the MIPs in 2013.

NOTE 11

ACCRUED CLOSURE COSTS AND ASSET RETIREMENT OBLIGATIONS (“ARO”)

Accrued closure costs represent our estimated environmental liability to clean up our fixed-based regulated facilities as required by our permits, in the event of closure. Changes to reported closure liabilities for the years ended December 31, 2014 and 2013, were as follows:

Amounts in thousands
Balance as of December 31, 2012	$11,349
Accretion expense	272
Adjustment to closure liability	(6,399)
Balance as of December 31, 2013	5,222
Accretion expense	286
Balance as of December 31, 2014	$5,508

The adjustment in 2013 was made principally to record the obligation using appropriate discount rates.  The obligations were previously based on undiscounted values.  The associated assets were also adjusted to reflect this change.  The net impact of the adjustment to pre-tax loss from operations was approximately ($448,000) in 2013.

The reported closure asset or ARO, is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheet for the years ended December 31, 2014 and 2013 as follows:

Amounts in thousands
Balance as of December 31, 2012	$9,080
Adjustment to closure and post-closure asset	(5,830)
Amortization of closure and post-closure asset	(289)
Balance as of December 31, 2013	2,961
Amortization of closure and post-closure asset	(91)
Balance as of December 31, 2014	$2,870

The adjustment to the ARO for 2013 was due to the adjustment made to our closure accrual as discussed above.

NOTE 12

INCOME TAXES

The components of current and deferred federal and state income tax expense (benefit) for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2014	2013
Federal income tax (benefit) expense - current	$(121)	$(144)
Federal income tax expense (benefit) - deferred	530	(1,989)
State income tax (benefit) expense - current	(1)	158
State income tax expense - deferred	9	1,350
Total income tax expense (benefit)	$417	$(625)

We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, 2014 and 2013 as follows (in thousands):

		(Revised)
Deferred tax assets:	2014	2013
Net operating losses	$4,611	$6,001
Environmental and closure reserves	2,520	2,387
Other	3,129	3,626
Deferred tax liabilities:
Depreciation and amortization	(2,322)	(3,762)
Goodwill and indefinite lived intangible assets	(5,006)	(4,467)
Investment	(25)	(50)
Prepaid expenses	(17)	(20)
	2,890	3,715
Valuation allowance	(7,896)	(8,182)
Net deferred income tax liabilities	(5,006)	(4,467)

An overall reconciliation between the expected tax expense (benefit) using the federal statutory rate of 34% and the benefit for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below (in thousands).

	2014	2013
Tax benefit at statutory rate	$(864)	$(11,880)
State tax benefit, net of federal benefit	(66)	(102)
Permanent items	137	166
Non-deductible Goodwill	129	9,471
Difference in foreign rate	98	―
Reversal of deferred tax assets for divested facility (SYA)	99	―
Reversal of deferred tax assets on stock compensation	593	―
Other	75	125
Reserve for uncertain tax positions	―	180
Increase in valuation allowance	216	1,415
Income tax expense (benefit)	$417	$(625)

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

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized. In 2014 and 2013, we determined that it was more likely than not that approximately $7,896,000 and $8,182,000, respectively, of deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets. Our valuation allowance increased by $216,000 and $1,415,000 for the years ended December 31, 2014 and 2013, respectively.

We have estimated net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $5,553,000 and $50,224,000, respectively, as of December 31, 2014. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2021. However, as a result of various stock offerings and certain acquisitions, which in the aggregate constitute a change in control, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

The Company accounts for uncertainties in income taxes pursuant to ASC 740. A reconciliation of the beginning and ending amount of our unrecognized tax expense is summarized as follows (in thousands):

	2014		2013
Balances at beginning of year	$180		―
(Reduction) addition related to prior year tax position	(180	)(1)	180	(1)
Balances at end of the year	―		$180

(1)	Includes $26,000 in interest and penalties.

The tax years 2012 and 2013 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

As of December 31, 2014 and 2013, the Company had approximately $85,000 and $183,000 of federal income tax payable, respectively.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. As of December 31, 2014, our financial assurance coverage amount under this policy totaled approximately $38,675,000. The Company has recorded $15,429,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $958,000 on the sinking fund as of December 31, 2014. Interest income for twelve months ended December 31, 2014, was approximately $20,000. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of December 31, 2014, the Company has recorded $5,905,000 in our sinking fund related to this policy in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $205,000 on the sinking fund as of December 31, 2014. Interest income for the twelve months ended December 31, 2014 was approximately $7,000. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2014 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Operating Leases

The Company leases certain facilities and equipment under operating leases. The following table lists future minimum rental payments as of December 31, 2014 under these leases for our continuing operations (in thousands):

Year ending December 31:
2015	679
2016	680
2017	670
2018	194
beyond 2018	―
Total	$2,223

Total rent expense was $1,158,000 and $1,381,000 for the years ended 2014 and 2013, respectively, for our continuing operations. These amounts included payments on non-cancelable operating leases of approximately $826,000 and $913,000 for the years ended 2014 and 2013, respectively. The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 14

PROFIT SHARING PLAN

We adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, April 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions of 25% based on the employee’s elective contributions. Company contributions vest over a period of five years. Effective June 15, 2012, the Company suspended its matching contribution in an effort to reduce costs in light of the economic environment. The Company intends to contribute matching funds again effective January 1, 2015.

NOTE 15

BUSINESS ACQUISITION (SETTLEMENT AND RELEASE AGREEMENT)

On February 12, 2013, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with Timios National Corporation (“TNC” – formerly known as Homeland Security Capital Corporation) (the Company and TNC are collectively known as the “Parties”), in connection with the settlement of certain claims the Company made against TNC, subsequent to the acquisition of Safety and Ecology Holdings Corporation (“SEHC”) and its subsidiaries (collectively known as Safety and Ecology Corporation or “SEC”) on October 31, 2011 from TNC. The Settlement Agreement resolved (collectively, the “Subject Claims”): (a) the Disputed Claims, and (b) any other claim arising under the Stock Purchase Agreement, dated July 15, 2011 (“Purchase Agreement”) with respect to a breach of (i) the representations and warranties of the Parties contained in the Purchase Agreement, and (ii) certain covenants contained in the Purchase Agreement. Pursuant to the Settlement Agreement, the Parties agreed as follows:

●

a promissory note issued to TNC (“October Note” - with original principal balance of $2,500,000 which was part consideration of the acquisition), with a principal balance of approximately $1,460,000 (at February 12, 2013), was cancelled, terminated and rendered null and void;

●

the Company issued to TNC a new, two-year, non-negotiable, unsecured promissory note in the principal amount of approximately $230,000 (the “New Note”) in replacement of the October Note. The New Note bears an annual interest rate of 6%, payable in 24 monthly installments of principal and interest of approximately $10,000, with first payment due February 28, 2013;

●

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

●

the Parties terminated all of their rights and obligations to indemnification under the Purchase Agreement, except with respect to TNC’s covenants relating to non-compete, non-solicitation of customers and employees, confidentiality, and related remedies which will continue in full force and effect in accordance with the terms of the Purchase Agreement (the “Continuing Covenants”);

●	the Parties terminated their rights and obligations with respect to (i) the representations, warranties, and covenants contained in the Purchase Agreement, except for the Continuing Covenants; and

●	the Company terminated its contractual right to offset amounts owing to TNC under the Purchase Agreement to satisfy claims against TNC.

In connection with the resolution of the Disputed Claims, we also entered into a Settlement and Release Agreement and Amendment to Employment Agreement (“Leichtweis Settlement”) with Christopher Leichtweis, our President of SEC, who voluntarily terminated and retired from all positions of the Company, effective May 24, 2013 (see discussion under Note 16 – “Related Party Transactions – Christopher Leichtweis” for a discussion of the Leichtweis Settlement and his voluntary termination and retirement).

NOTE 16

RELATED PARTY TRANSACTIONS

Related Party Transactions

Mr. Robert Schreiber, Jr.

During March 2011, the Company entered into a five-year lease with Lawrence Properties LLC for certain office and warehouse space used and occupied by SYA, a wholly owned subsidiary of the Company until its sale by the Company on July 29, 2014. Lawrence Properties is owned by Robert Schreiber, Jr., the President of SYA until his resignation on July 29, 2014, and Mr. Schreiber’s spouse. Under the lease, which commenced June 1, 2011, the Company paid monthly rent of approximately $11,400. Rent payment under this lease was approximately $124,000 and $72,000 for the years ended December 31, 2014 and 2013, respectively. In connection with the Company’s sale of SYA, the lease was terminated on July 29, 2014.

Mr. David Centofanti

Mr. David Centofanti serves as our Director of Information Services. For such services, he received yearly compensation of $163,000 in 2014 and 2013. Mr. David Centofanti is the son of our Chief Executive Officer, President and a Board member, Dr. Louis F. Centofanti.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to the Company’s Board of Directors (“Board”). Mr. Ferguson previously served as a Board member from June 2007 to February 2010 and again from August 2011 to September 2012. As an advisor to the Company’s Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $56,000 and $52,000 for the years ended December 31, 2014 and 2013, respectively. On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (see Note 9 – “Long Term Debt – Promissory Notes and Installment Agreements” for further details and terms of this Loan).

Mr. John Climaco

On October 17, 2014, the Company’s Compensation Committee and the Board of Directors, with Mr. Climaco abstaining, approved a consulting agreement with John Climaco (a director of the Company). The Company and Mr. Climaco entered into the consulting agreement on October 17, 2014. Mr. Climaco is also is a member of the Strategic Advisory Committee of the Board of Directors.

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

In his capacity as a consultant under the consulting agreement, Mr. Climaco shall be paid $22,000 per month (starting September 2014) plus reasonable expenses. The agreement shall continue unless terminated by either party for any reason or no reason by providing thirty (30) days written notice to the other party. For his services under the consulting agreement, Mr. Climaco received approximately $107,000 in 2014.

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

Employment Agreements

We have an employment agreement (each dated July 10, 2014) with each of Dr. Centofanti (our President and CEO), Ben Naccarato (our CFO), and John Lash (our COO – hired on March 20, 2014). Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our Common Stock granted to, and held by, the officer covered by the employment agreement will be immediately vested and exercisable. The Company had an employment agreement dated August 24, 2011 with Mr. James A. Blankenhorn. On March 20, 2014, the Company accepted the resignation of Mr. James A. Blankenhorn, as Vice President and COO of the Company. The resignation was effective March 28, 2014. When Mr. Blankenhorn’s resignation as the COO became effective, his employment agreement also terminated. Each Dr. Centofanti and Ben Naccarato also had an employment agreement dated August 24, 2011 which were terminated upon execution of the employment agreement dated July 10, 2014.

The Company also had an employment agreement with Christopher Leichtweis, dated October 31, 2011, as amended. On May 14, 2013, the Company entered into a Separation and Release Agreement (“Agreement”) with Mr. Leichtweis, which terminated Mr. Leichtweis’ employment with the Company and his position as Senior Vice President of the Company and President of SEC effective May 24, 2013, and voided his employment agreement dated October 31, 2011, as amended. In connection with the Agreement, the Company also entered into a Consulting Services Agreement (“Consulting Agreement”) with Leichtweis, dated May 24, 2013 and terminating on July 23, 2014, unless sooner terminated by either party with prior 30 days’ written notice. The Consulting Agreement provides for compensation at an hourly rate of $135 and reasonable travel and other expenses. Pursuant to the Consulting Agreement, Leichtweis will be subject to a fourteen months confidentiality and non-compete agreement (as defined) from date of execution of the Consulting Agreement. On June 1, 2013, Leichtweis provided the Company with written notice of termination of the Consulting Agreement.

NOTE 17

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

We currently have two reporting segments, Treatment and Services Segments, which are based on a service offering approach. This, however, excludes corporate headquarters, which do not generate revenue, our discontinued operations (see “Note 8 – Divestitures and Discontinued Operations”), and PF Medical S.A, a developmental entity whose primary purpose at this time is the R&D and marketing of medical isotope technology used in the medical diagnostic testing and is not generating any revenues (see Note 4 – “Perma-Fix Medical S.A.” for further information of this entity).

The table below shows certain financial information of our reporting segments for 2014 and 2013 (in thousands).

Segment Reporting as of and for the year ended December 31, 2014

	Treatment	Services		Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$42,343	$14,722		$57,065	(3)	$—		$57,065
Intercompany revenues	12	70		82		—		—
Gross profit	10,480	1,428		11,908		—		11,908
Interest income	—	—		—		27		27
Interest expense	38	1		39		577		616
Interest expense-financing fees	—	(2)		(2)		194		192
Depreciation and amortization	3,281	910		4,191		49		4,240
Segment income (loss)	5,545	(1,993	)(6)	3,552		(6,544)		(2,992)
Segment assets(1)	50,226	8,920		59,146		29,490	(4)	88,636
Expenditures for segment assets	399	64		463		1		464
Total debt	47	—		47		11,325	(5)	11,372

Segment Reporting as of and for the year ended December 31, 2013

	Treatment		Services		Segments Total		Corporate And Other	(2)	Consolidated Total
Revenue from external customers	$35,540		$38,873		$74,413	(3)	$—		$74,413
Intercompany revenues	1,179		77		1,256		—		—
Gross profit	5,574		4,242		9,816		—		9,816
Interest income	—		—		—		35		35
Interest expense	42		(3)		39		723		762
Interest expense-financing fees	—		—		—		132		132
Depreciation and amortization	3,045		990		4,035		91		4,126
Segment loss	(8,198	)(6)	(20,042	)(6)	(28,240)		(6,231)		(34,471)
Segment assets(1) (Revised)	49,978		11,951		61,929		30,131	(4)	92,060
Expenditures for segment assets	477		466		943		1		944
Total debt	106		—		106		14,142	(5)	14,248

(1)   Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters and PF Medical S.A. not included in the segment information.

(3) The consolidated revenues included the United States Enrichment Corporation (“USEC”) revenues of $10,272,000 or 18.0% and $2,037,000 or 2.7% for the years ended 2014 and 2013, respectively, of our total consolidated revenue from continuing operations and CH Plateau Remediation Company (“CHPRC”) revenue of $5,762,000 or 10.1% and $19,922,000 or 26.8%, for the years ended 2014 and 2013, respectively, of our total consolidated revenue from continuing operations. The following table reflects the revenue generated by each of our reportable segment from USEC and CHPRC:

	USEC		CHPRC
	2014	2013	2014	2013
Treatment	$9,309,000	$2,037,000	$5,594,000	$2,268,000
Services	963,000	—	168,000	17,654,000
Total	$10,272,000	$2,037,000	$5,762,000	$19,922,000

(4)

Amount includes assets from our discontinued operations of $701,000 and $4,481,000, as of December 31, 2014 and 2013, respectively and assets from PF Medical S.A of $1,213,000 and $0 as of December 31, 2014 and 2013, respectively.

(5)

Net of debt discount of ($137,000) and ($223,000) for 2014 and 2013, respectively, based on the estimated fair value at issuance of two Warrants and 90,000 shares of the Company’s Common Stock issued on August 2, 2013 in connection with a $3,000,000 promissory note entered into by the Company and Messrs. William Lampson and Robert L. Ferguson. See Note 9 – “Long-Term Debt – Promissory Note and Installment Agreement” for additional information.

(6)

For 2014, included goodwill impairment charge of $380,000 recorded for the Company’s SYA subsidiary (Services Segment) which was divested on July 29, 2014. For 2013, included goodwill impairment charge of $13,691,000 recorded for the Treatment Segment and $14,165,000 recorded for the Services Segment.

NOTE 18

SUBSEQUENT EVENTS

Perma-Fix Medical S.A.

During January 2015, Perma-Fix Medical, S.A. entered into a preliminary Letter of Intent (“LOI”) to form a strategic partnership and secure investment from a U.S company which is one of the largest national providers of in-office nuclear cardiology imaging services. This company uses Tc-99m in its nuclear imaging services business and provides imaging expertise to the medical community. Under the LOI, this company would, if the LOI is completed and definitive agreements are executed, invest $1,000,000 into Perma-Fix Medical S.A. The investment, when completed, would constitute approximately 5.4% of the outstanding common shares of Perma-Fix Medical S.A. When completed, this company will have the right to appoint one member to Perma-Fix Medical S.A.’s Supervisory Board, and a second appointee to either the Supervisory Board or the management team. The investment and agreements with this company are subject to numerous conditions, including, but not limited to, entering into definitive supply, stock purchase and other agreements, approval by each of the parties Boards and obtaining required approvals by Polish regulatory authorities as to issuance of the shares to this company.

During January 2015, a consortium led by Perma-Fix Medical S.A. received an official notification from the National Centre for Research and Development in Poland for grant funding to further develop and commercialize a novel prototype generator for the production of Tc-99m for use in cancer and cardiac imaging (“Generator Project”). The total Generator Project budget is approximately $3,700,000, of which, Generator Project grant subsidies allocated to the project team will be approximately $2,800,000. Of the $2,800,000 grant allocation, Perma-Fix Medical S.A. will directly receive approximately $800,000 and the remaining amount will be allocated to other members of the Generator Project team to support technology development and testing. The Generator Project team will be under the leadership and supervision of Perma-Fix Medical S.A. and consists of four additional entities from Poland, including: the National Centre for Nuclear Research - Radioisotope Centre POLATOM in Otwock; the Institute for Biopolymers and Chemical Fibers - Department of Biopolymers in ŁódŹ; Warsaw Medical University - Department of Nuclear Administration; and the Institute of Industrial Organic Chemistry Branch in Pszczyna. The goal of the Generator Project is to develop a novel prototype generator utilizing Perma-Fix Medical S.A.’s microporous resin to produce molybdenum-derived Tc-99m, test the chemical and radionuclide purities of Tc-99m eluent and verify the performance of the final product, which will be the cancer and cardiac pharmaceutical kits used during animal and human imaging to fulfill both Polish and European Pharmacopoeia standards. The funding of this grant is subject to execution of agreements by Perma-Fix Medical S.A. with the project team partners and formal acceptance of the grant by Perma-Fix Medical S.A, which is expected to occur during the second quarter of 2015.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

 Evaluation of disclosure, controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the  “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in internal control over financial reporting as described below.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of our CEO and CFO, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to a material weakness in the operational effectiveness of controls in the accounting for income taxes, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented, or detected and corrected on a timely basis by the company’s internal controls. We identified a material weakness over financial reporting in income taxes due to our limited in-house tax expertise and our over-reliance on a third party tax professional firm.

Management has concluded that the deficiency in the Company’s operational effectiveness constitutes a material weakness in internal control over financial reporting.

Remediation of Material Weakness in Internal Control Over Financial Reporting.

We are making every effort to address and remediate this material weakness. We will be focusing our attention on validating and ensuring that our third-party tax professional firm has all relevant information to correct this deficiency.

 Changes in Internal Control over Financial Reporting There have been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

  None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date hereof, information concerning our Board of Directors (“Board”):

NAME	AGE	POSITION
Dr. Louis F. Centofanti	71	Director, President and Chief Executive Officer
Mr. Jack Lahav	66	Director
Honorable Joe R. Reeder	67	Director
Mr. Larry M. Shelton	61	Chairman of the Board
Dr. Charles E. Young	83	Director
Mr. Mark A. Zwecker	64	Director
Dr. Gary Kugler	74	Director
John M. Climaco	46	Director

Each director is elected to serve until the next annual meeting of stockholders.

Director Information

Dr. Louis F. Centofanti

Dr. Centofanti served as Chairman of the Board from February 1991 (when he joined the Company) to until December 16, 2014, at which time Mr. Larry M. Shelton, a current independent member of the Board, was appointed to the position of Chairman of the Board. Dr. Centofanti served as Company President and Chief Executive Officer (February 1991 to September 1995) and again in March 1996 was elected Company President and Chief Executive Officer. In January 2015, Dr. Centofanti was appointed by the U.S Secretary of Commerce Penny Prizker to serve on the U.S. Department of Commerce’s Civil Nuclear Trade Advisory Committee (“CINTAC”). The CINTAC is composed of industry representatives from the civil nuclear industry and meets periodically throughout the year to discuss the most pressing trade issues facing the U.S. civil nuclear sector. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981, he founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB contaminated oils. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

As founder of Perma-Fix, PPM, Inc., and senior executive leader at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company. In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear business. Dr. Centofanti’s comprehensive understanding of the Company and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions our Board, President and Chief Executive Officer, to optimize our role in this competitive, evolving market.

Mr. Jack Lahav

Jack Lahav, a director since September 2001, is a private investor and entrepreneur, specializing in launching and growing sophisticated technological businesses. Mr. Lahav is a philanthropist, devoting much of his time to charitable activities, serving as president as well as board member of several charities. Mr. Lahav currently serves as Chairman of several companies, among them Docsera, a company that develops fast digitations capability for the education market; Buzzilla, an Israeli company that delivers the conversation on the internet a client seeks to follow about its organization or company; and Phoenix Audio Technologies, a company that provides better audio communication solutions for Voice over Internet Protocol (VoIP) and other internet applications. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993. Mr. Lahav co-founded Lamar Signal Processing, Inc., a digital signal processing company, and was president of Advanced Technologies, Inc., a robotics company that was acquired by a leading U.S manufacturing company. Mr. Lahav served as a director of Vocaltec Communications, Ltd., the company that pioneered VoIP, and helping it to complete initial public offering on NASDAQ. From 2001 to 2004, Mr. Lahav served as Chairman of Quigo Technologies, Inc., a search-engine company acquired by AOL in December 2007.

Having launched a number of successful businesses, Mr. Lahav has established a record of success in developing and growing many businesses. His “know how” enables him to provide important perspectives to the Board relating to a variety of business challenges. His commitment to charitable organizations provides a unique component of a well-rounded Board.

Honorable Joe R. Reeder

Mr. Reeder, a director since April 2003, served as the Shareholder-in-Charge of the Mid-Atlantic Region (1999-2008) for Greenberg Traurig LLP, one of the nation's largest law firms, with 57 offices and over 1,800 attorneys worldwide. Currently, a principal shareholder in the law firm, his clientele includes sovereign nations, international corporations, and law firms throughout the U.S. As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program, and, for the past fourteen years has served on the International Advisory Board of the Panama Canal.   He serves on the boards of the National Defense Industry Association (NDIA) (and chairs NDIA’s Ethics Committee), the Armed Services YMCA, and many other private companies and charitable organizations. Following successive appointments by Governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards and served ten years on the National USO board. Mr. Reeder was appointed by governor Terry McCauliffe to the Virginia Military Institute’s (VMI’s) Board of Visitors (2014). Mr. Reeder is also a television commentator on legal and national security issues.  Among other corporate positions, he has been a director since September 2005 for ELBIT Systems of America, LLC, a NASDAQ company that provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also serves as a board member for Washington First Bank (since April 2004). A graduate of West Point who served in the 82nd Airborne Division following Ranger School, Mr. Reeder earned his J.D. from the University of Texas and his L.L.M. from Georgetown University.

Mr. Reeder has a distinguished career in solving and overseeing solutions to complex issues involving both domestic and international concerns. His extensive knowledge and problem-solving experience has enhanced the Board’s ability to address significant challenges in the nuclear market.

Mr. Larry M. Shelton

Mr. Shelton, a director since July 2006, was appointed to the position of Chairman of the Board of the Company on December 16, 2014, replacing Dr. Louis Centofanti, who held that position since February 1991. Mr. Shelton currently is the Chief Financial Officer (since 1999) of S K Hart Management, LC, an investment holding company. In January 2013, Mr. Shelton was elected President of Pony Express Land Development, Inc. (an affiliate of SK Hart Management, LC), a privately-held land development company, for which he has served on the Board of Directors since December 2005. In March 2012, he was appointed Director and Chief Financial Officer of S K Hart Ranches (PTY) Ltd, a private South African Company involved in agriculture business, and in April 2014, Mr. Shelton was appointed to the Supervisory Board of Directors of Perma-Fix Medical S.A., a Polish subsidiary of the Company involved in the research, development and manufacturing of medical isotopes. Mr. Shelton has over 18 years of experience as an executive financial officer for several waste management companies. He was Chief Financial Officer of Envirocare of Utah, Inc. (1995–1999), and Chief Financial Officer of USPCI, Inc. (1982–1987), a New York Stock Exchange listed company. Since July 1989, Mr. Shelton has served on the Board of Directors of Subsurface Technologies, Inc., a privately-held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development. Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

With his years of accounting experience as Chief Financial Officer for various companies, including a number of waste management companies, Mr. Shelton combines extensive knowledge and understanding of accounting principles, financial reporting requirements, evaluating and overseeing financial reporting processes and business matters.

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

Having presided over two major universities with multi-billion budgets, a major educational foundation, a world-renowned museum, and as a board member for a publicly-held multi-billion dollar corporation, Dr. Young brings unique perspectives and extensive experience to our Board. His savvy in the process of policy making and long-term leadership development provides a valuable component of a well-rounded Board.

Mr. Mark A. Zwecker

Mark Zwecker, a director since the Company's inception in January 1991, currently serves as the Chief Financial Officer and a board member for JCI US Inc., a telecommunications company providing cellular service for machine to machine applications. From 2006 to 2013, Mr. Zwecker served as Director of Finance for Communications Security and Compliance Technologies, Inc., a software company developing security products for the mobile workforce. From 1997 to 2006, Mr. Zwecker served as president of ACI Technology, LLC, an IT services provider, and from 1986 to 1998, he served as vice president of finance and administration for American Combustion, Inc., a combustion technology solution provider. In 1983, with Dr. Centofanti, Mr. Zwecker co-founded a start-up, PPM, Inc., a hazardous waste management company. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

As a director since our inception, Mr. Zwecker’s understanding of our business provides valuable insight to the Board. With years of experience in operations and finance for various companies, including a number of waste management companies, Mr. Zwecker combines extensive knowledge of accounting principles, financial reporting rules and regulations, the ability to evaluate financial results, and understanding of financial reporting processes. He has an extensive background in operating complex organizations. Mr. Zwecker’s experience and background position him well to serve as a member of our Board.

Dr. Gary G. Kugler

Dr. Gary Kugler, a director since September 2013, served as the Chairman of the Board of Directors of Nuclear Waste Management Organization (“NWMO”) from 2006 to June 2014, where he led its oversight of NWMO through the work of four committees including an Audit-Finance-Risk Committee. NWMO was established under the Nuclear Fuel Waste Act (2002) to investigate and implement approaches for managing Canada’s used nuclear fuel. Dr. Kugler also served on the Board of Directors of Ontario Power Generation, Inc. (“OPG”) from 2004 to March 2014 where he served as a member on four different committees, including the Audit, Finance, and Risk Committee from 2004 to 2008. OPG is one of Canada’s largest electricity generation companies. Dr. Kugler has had an extensive career in the nuclear industry, both nationally and internationally. He retired from Atomic Energy of Canada Limited (“AECL”) as Senior Vice President, Nuclear Products & Services, in 2004, where he was responsible for all of AECL’s commercial operations, including nuclear power plant sales and services world-wide. During his 34 years with AECL, he held various technical, project management, business development, and executive positions. Prior to joining AECL, Dr. Kugler served as a pilot in the Canadian air force. He holds a PH.D. in nuclear physics from McMaster University and is a graduate of the Directors Education Program of the Institute of Corporate Directors.  Dr. Kugler’s extensive career in the nuclear industry, both nationally and internationally, brings valuable insight and knowledge to the Company as it expands its business internationally.

John M. Climaco

Mr. Climaco, a director since October 2013, is a consultant to a variety of healthcare companies. From 2003 to 2012, Mr. Climaco served as President and Chief Executive Officer, as well as a member of the Board of Directors of Axial Biotech, Inc., a venture-backed molecular diagnostics company specializing in spine disorders, which he cofounded in 2003. From 2001 to 2007, he practiced law for the firm of Fabian and Clendenin, specializing in corporate and tax legal strategies for diverse clients across the U.S. and Europe, as well as joint venture, corporate and securities transactions. Since 2012, Mr. Climaco has served as a member of the Board of Directors for Digirad Corporation, a NASDAQ-listed company that manufactures cameras for nuclear imaging applications and provides for in-office nuclear cardiology imaging. Mr. Climaco has also served as a board member for PDI, Inc., a provider of outsourced commercial services to pharmaceutical, biotechnology, and healthcare companies. He has also served as a board member for InfuSystem Holdings, Inc., a NASDAQ-listed company that is a leading supplier of infusion services to oncologists and other out-patient treatment settings. Mr. Climaco earned his B.A. in Philosophy from Middlebury College and holds a J.D. from the University of California Hasting College of the Law.

Mr. Climaco’s extensive legal and operational experience, including strategic planning and business development, provides valuable asset to the Company’s immediate and future growth in our industry.

BOARD LEADERSHIP STRUCTURE

The Board recognizes that it is responsible for evaluating and determining its most effective leadership structure for the Company. As a result, in December 2014, the Board considered whether its leadership structure was optimal in light of the competitive environment in the Company operates, and whether an alternate structure would be preferred to provide effective Board leadership and oversight of management by the Board. Based on these considerations, on December 16, 2014, the Board decided to separate the positions of Chairman of the Board and CEO, and appointed Larry M. Shelton, a current independent director of the Company, to serve as the Chairman of the Board, with Dr. Louis Centofanti continuing to serve as CEO. Prior to that time, both such positions were held by Dr. Centofanti.

Our directors continue to have increasingly more oversight responsibilities, and the Company believes that an independent Chairman, whose sole responsibility is leading the Board, will enable our CEO to focus primarily on the Company’s business goals and implementing our growth strategies for the benefit of the Company and its shareholders. As noted, the Board recognizes that there is no “one structure fits all” model for providing corporate leadership, and the Company’s leadership structure may change in the future as circumstances may dictate.

Mr. Mark Zwecker, a current member of our Board of Directors, will continue to serve as the Independent Lead Director, a position he has held since February 2010. The Lead Director’s role includes:

●	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
●	acting as liaison between directors, committee chairs and management;
●	serving as information sources for directors and management; and
●	carrying out responsibilities as the Board may delegate from time to time.

AUDIT COMMITTEE

We have a separately designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark A. Zwecker (Chairperson), Larry M. Shelton, and Dr. Gary Kugler, who replaced John Climaco as a member of the Audit Committee effective September 18, 2014.

Our Board of Directors has determined that each of our Audit Committee members is and was independent within the meaning of the rules of NASDAQ and was an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Audit Committee has also received from, and discussed with, Grant Thornton, LLP, the Company’s independent registered accounting firm, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16 (Communications with Audit Committee).

BOARD INDEPENDENCE

The Board has determined that each director, other than Dr. Centofanti and John Climaco, is “independent” within the meaning of the applicable rules of the NASDAQ Stock Market, Inc. (“NASDAQ”) on which the Company’s Common Stock is listed. Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company. The Board determined that Mr. Climaco does not currently qualify as an “independent director” because of his services peformed for the Company under a consulting agreement (see “John Climaco” under “Certain Relationships and Related Transactions and Director Independence” for a description of the Consulting Agreement, dated October 17, 2014, between the Company and John Climaco).

COMPENSATION AND STOCK OPTION COMMITTEE

The Compensation and Stock Option Committee (“Compensation Committee”) reviews and recommends to the Board of Directors the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Compensation Committee also administers the Company’s stock option plans. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement. It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. No compensation consultant was employed during 2014. Members of the Compensation Committee during 2014 were Larry M. Shelton (Chairman), Joe R. Reeder, Dr. Charles E. Young, and Mark A. Zwecker. None of the members of the Compensation Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable Securities and Exchange Commission regulations.

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

The Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board and the nominees for election as the directors at each annual meeting of stockholders. In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate. The Company’s Amended and Restated Bylaws sets forth certain minimum director qualifications to qualify for nomination for elections as a Director. To qualify for nomination or election as a director, an individual must:

●	be an individual at least 21 years of age who is not under legal disability;
●	have the ability to be present, in person, at all regular and special meetings of the Board of Directors;
●	not serve on the boards of more than three other publicly held companies;
●

satisfy the director qualification requirements of all environmental and nuclear commissions, boards or similar regulatory or law enforcement authorities to which the Corporation is subject so as not to cause the Corporation to fail to satisfy any of the licensing requirements imposed by any such authority;

●	not be affiliated with, employed by or a representative of, or have or acquire a material personal involvement with, or material financial interest in, any “Business Competitor” (as defined);
●	not have been convicted of a felony or of any misdemeanor involving moral turpitude; and
●	have been nominated for election to the Board of Directors in accordance with the terms of the Amended and Restated Bylaws.

In addition to the minimum director qualifications as mentioned above, each candidate’s qualifications are also reviewed to include:

●	standards of integrity, personal ethics and value, commitment, and independence of thought and judgment;
●	ability to represent the interests of the Company’s stockholders;
●	ability to dedicate sufficient time, energy and attention to fulfill the requirements of the position; and
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

Stockholder Nominees

The Nominating Committee will consider properly submitted stockholder nominations for candidates for membership on the Board of Directors from stockholders who meet each of the requirements set forth in the Amended and Restated Bylaws, including, but not limited to, the requirements that any such stockholder own at least 1% of the Company’s shares of the Common Stock entitled to vote at the meeting on such election, has held such shares continuously for at least one full year, and continuously holds such shares through and including the time of the annual or special meeting. Nominations of persons for election to the Board of Directors may be made at any Annual Meeting of Stockholders, or at any Special Meeting of Stockholders called for the purpose of electing directors. Any stockholder nomination (“Proposed Nominee”) must comply with the requirements of the Company’s Amended and Restated Bylaws and the Proposed Nominee must meet the minimum qualification requirements as discussed above. For a nomination to be made by a stockholder, such stockholder must provide advance written notice to the Nominating Committee, delivered to the Company’s principal executive office address (i) in the case of an Annual Meeting of Stockholders, no later than the 90th day nor earlier than the 120th day prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; and (ii) in the case of a Special Meeting of Stockholders called for the purpose of electing directors, not later than the 10th day following the day on which public disclosure of the date of the Special Meeting of Stockholders was made.

The Nominating Committee will evaluate the qualification of the Proposed Nominee and the Proposed Nominee’s disclosure and compliance requirements in accordance with the Company’s Amended and Restated Bylaws. If the Board of Directors, upon the recommendation of the Nominating Committee, determines that a nomination was not made in accordance with the Amended and Restated Bylaws, the Chairman of the Meeting shall declare the nomination defective and it will be disregarded.

RESEARCH AND DEVELOPMENT COMMITTEE

We have a separately-designated standing Research and Development Committee (the “R&D Committee”). Members of the R&D Committee include Dr. Gary G. Kugler and Dr. Louis Centofanti.

The R&D Committee outlines the structures and functions of the Company’s research and development strategies, the acquisition and protection of the Company’s intellectual property rights and assets, and provides its perspective on such matter to the Board of Directors. The R&D Committee does not have a charter.

STRATEGIC ADVISORY COMMITTEE

We have a separately-designated Strategic Advisory Committee (“Strategic Committee”). The primary functions of the Strategic Committee are to investigate and evaluate strategic alternatives available to the Company and to work with management on long-range strategic planning and identifying potential new business opportunities. The members of the Strategic Advisory Committee are John M. Climaco (Chairperson), Joe R. Reeder, Mark A. Zwecker, and Larry M. Shelton. The Strategic Advisory Committee does not have a charter.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis Centofanti	71	President and Chief Executive Officer
Mr. Ben Naccarato	52	Chief Financial Officer, Vice President, and Secretary
Mr. John Lash	52	Chief Operating Officer

Dr. Louis Centofanti

See “Director – Dr. Louis F. Centofanti” in this section for information on Dr. Centofanti.

Mr. Ben Naccarato

Mr. Naccarato has served as the Chief Financial Officer since February 26, 2009. Mr. Naccarato joined the Company in September 2004 and served as Vice President, Finance of the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer. Prior to joining the Company in September 2004, Mr. Naccarato was the Chief Financial Officer of Culp Petroleum Company, Inc., a privately held company in the fuel distribution and used waste oil industry from December 2002 to September 2004. Mr. Naccarato is a graduate of University of Toronto having received a Bachelor of Commerce and Finance Degree and is a Chartered Professional Accountant, Certified Management Accountant.

Mr. John Lash

On April 3, 2014, the Company’s Board approved the appointment by the Company on March 20, 2014 of Mr. John Lash as the Chief Operating Officer. Mr. Lash previously served as Senior Vice President of Operations of the Company’s Treatment Segment for over ten years. Mr. Lash has over 20 years of experience in the nuclear industry, with specific experience in managing remedial activities, as well as decontamination and disposal of radioactive materials from commercial and government operating facilities. As Senior Vice President of Operations, Mr. Lash was responsible for all treatment and remediation activities. Prior to joining Perma-Fix in 2001, Mr. Lash served as Broad Spectrum Manager for Waste Control Specialists in Dallas, TX where his responsibilities included contract management of DOE nationwide procurement for mixed waste treatment services, business development activities, and technology development. Prior to that, he worked for ten years at Chem-Nuclear Systems where he held various managerial positions including manager of the Chem-Nuclear Consolidation Facility. Mr. Lash received his education and qualification from the U.S. Navy Nuclear Power Program, where he served for 8 years prior to working in the commercial and nuclear industry.

Resignation of Certain Executive Officers

On March 20, 2014, the Company accepted the resignation of Mr. James Blankenhorn, as Vice President and Chief Operating Officer of the Company. The resignation was effective March 28, 2014. Mr. Blankenhorn’s resignation was not due to a disagreement with the Company.

On July 29, 2014, in connection with the Company’s sale of its wholly owned subsidiary, Schreiber, Yonley & Associates (“SYA”), Robert Schreiber, Jr. resigned from the position of the President of SYA and as an employee of the Company. Mr. Schreiber is a member of the Supervisory Board of Directors of our Perma-Fix Medical S.A. subsidiary.

Certain Relationships

There are no family relationships between any of our executive officers. There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2014 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

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

If the representations of, or information provided by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 256,560 shares of our Common Stock. If either Capital Bank or a group of Capital Bank’s investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 since February 9, 1996. (See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter – Security Ownership of Certain Beneficial Owners” for a discussion of Capital Bank’s current record ownership of our securities).

Code of Ethics

Our Code of Ethics applies to all our executive officers and is available on our website at www.perma-fix.com. If any amendments are made to the Code of Ethics or any grants of waivers are made to any provision of the Code of Ethics to any of our executive officers, we will promptly disclose the amendment or waiver and nature of such amendment or waiver on our website.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the total compensation paid or earned by each of the named executive officers (“NEOs”) for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($)		($) (6)	($) (2)	($) (3)	($)

Dr. Louis Centofanti	2014	271,115	—		—	—	26,141	297,256
Chairman of the Board,	2013	271,115	—		—	—	26,141	297,256
President and Chief
Executive Officer

Ben Naccarato	2014	214,240	—		—	—	33,135	247,375
Vice President and Chief	2013	214,240	—		—	—	33,135	247,375
Financial Officer

John Lash (1)	2014	201,770	25,000	(7)	129,739	—	23,372	379,881
Vice President and Chief	2013	169,766	—		—	—	23,141	192,907
Operating Officer

Robert Schreiber, Jr. (5)	2014	125,429	—		—	—	15,078	140,507
President of SYA	2013	203,821	—		—	—	31,488	235,309

Jim Blankenhorn (4)	2014	93,016	—		—	—	8,803	101,819
Vice President and Chief	2013	252,350	—		—	—	33,135	285,485

(1)

Named as Chief Operating Officer (“COO”) for the Company effective March 20, 2014. Previously, Mr. Lash served as Senior Vice President (“SVP”) of Operations for the Company’s Treatment Segment. The salary noted for 2014 reflects prorated amount earned as SVP of Operations for the Treatment Segment and prorated amount earned as the COO.

(2)

Represents performance compensation earned under the Company’s Management Incentive Plan (“MIP”) with respect to each NEO. The MIP for each NEO is described under the heading “2014 Management Incentive Plans.” No compensation was earned by any named executive officer under his respective MIP for 2014. Mr. Blankenhorn and Mr. Schreiber did not have MIP plans for 2014.

(3)

The amount shown includes a monthly automobile allowance of $750 or the use of a company car and insurance premiums (health, disability and life) paid by the Company, on behalf of the executive. No 401(k) matching contribution was included in such calculation as the Company did not provide matching during 2013 and 2014.

	Insurance	Auto Allowance or
Name	Premium	Company Car	Total
Dr. Louis Centofanti	$17,141	$9,000	$26,141
Ben Naccarato	$24,135	$9,000	$33,135
John Lash	$17,141	$6,231	$23,372
Robert Schreiber, Jr.	$14,079	$999	$15,078
Jim Blankenhorn	$6,034	$2,769	$8,803

(4)

On March 20, 2014, resigned as Vice President and COO and as an employee of the Company, effective March 28, 2014. Amount disclosed in “Salary” column for 2014 includes amount paid to Mr. Blankenhorn for his accrued vacation time upon his departure from the Company.

(5)

On July 29, 2014, in connection with the sale of our Schreiber, Yonley, and Associates (“SYA”) subsidiary, Mr. Schreiber resigned from the position of President of SYA and as an employee of the Company. Mr. Schreiber is a member of the Supervisory Board of Director of Perma-Fix Medical S.A., a Polish subsidiary which the Company owns 64%. Mr. Schreiber is not compensated as a Board member for Perma-Fix Medical S.A.

(6)

Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation”. Assumptions used in the calculation of this amount are included in Note 6 – “Capital Stock, Stock Plans, Warrants and Stock Based Compensation” to “Notes to Consolidated Financial Statement.” No options were granted to other named executive officer in 2014 with the exception of Mr. Lash.

(7)	Represents a sign-on bonus upon becoming as the COO of the Company on March 20, 2014.

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	—	—		—	—	—

Ben Naccarato	15,000	—			7.10	2/26/2015

John Lash	45,000	45,000	(2)	—	5.00	7/10/2020

(1) In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2) Incentive stock option granted on July 10, 2014 under the Company’s 2010 Stock Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

None of the Company’s NEOs exercised options during 2014.

Employment Agreements

The Company entered into employment agreements on July 10, 2014 with our Chief Executive Officer (“CEO”), Chief Operating officer (“COO”), and Chief Financial Officer (“CFO”) (each is an named executive officers or “NEO”), which were approved by the Compensation Committee and Board. These agreements provided that (a) Dr. Centofanti, CEO, was entitled to receive an annual base salary of $271,115; (b) Mr. Lash, COO, was entitled to receive an annual base salary of $215,000; and (c) Mr. Naccarato, CFO, was entitled to receive an annual base salary of $214,240. The base salary is subject to adjustment as determined by the Compensation Committee. In addition to base salary, each of these executive officers is entitled to participate in the Company's benefits plans and to any performance compensation payable under an individual Management Incentive Plan (“MIP”) for the CEO, CFO, and COO (see further detail of each MIP below under the heading “2014 Management Incentive Plans (“MIPs”)”). The employment agreements dated July 10, 2014 with our CEO, COO, and CFO are collectively referred to as the “New Employment Agreements.”

The Company had previously entered into employment agreement on August 24, 2011 with each Dr. Centofanti, Ben Naccarato, and James Blankenhorn, our previous COO. On March 20, 2014, the Company accepted the resignation of Mr. Blankenhorn, as Vice President and COO of the Company. The resignation was effective March 28, 2014. When Mr. Blankenhorn’s resignation as the COO became effective, his employment agreement, dated August 24, 2011 also terminated. Mr. Blankenhorn’s employment agreement provided for an annual base salary and eligibility to participate in the Company's benefits plans and any performance compensation payable under an individual MIP for the COO. Upon Mr. Blankenhorn’s resignation, he was paid all his accrued salary, vacation, and any benefits under the employee’s benefit plan to March 28, 2014. Both of the August 24, 2011 employment agreements with Dr. Centofanti and Ben Naccarato were terminated effective July 10, 2014, upon execution of the New Employment Agreements.

Each of the New Employment Agreements is effective for three years. Each New Employment Agreement may be terminated prior to its expiration by the Company with or without “cause” (as defined below) or by the executive officer for “good reason” (as defined below) or any other reason. If the NEO’s employment is terminated due to death, disability or for cause, we will pay to the NEO or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits otherwise due at that time under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

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

“Cause” is generally defined in each of the New Employment Agreements as follows:

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

“Good reason” is generally defined in each of the New Employment Agreements as follows:

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

●	the relocation of the executive from his base location on the date of the employment agreement, excluding travel required in order to perform the executive’s job responsibilities;

●	any purported termination by the Company of the executive’s employment otherwise than as permitted by the agreement; and

●

any material breach by the Company of any provision of the employment agreement, except that an insubstantial or inadvertent breach by the Company which is promptly remedied by the Company after receipt of notice by the executive is not considered a material breach.

“Change in Control” is generally defined in each of the Employment Agreements as follows:

●

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

●	a change, without the approval of at least two-thirds of the Board of Directors then in office, of a majority of the Company’s Board of Directors; or

●	the Company’s execution of an agreement for the sale of all or substantially all of the Company’s assets to a purchaser which is not a subsidiary of the Company; or

●	the Company’s adoption of a plan of dissolution or liquidation; or

●	the Company’s closure of the facility where the executive works; or

●

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

●	such event that is of a nature that is required to be reported in response to Item 5.01 of Form 8-K.

Potential Payments

The following table sets forth the potential (estimated) payments and benefits to which our NEOs, Dr. Centofanti, Mr. Lash, and Mr. Naccarato, would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each employment agreement with the Company, assuming each circumstance described below occurred on December 31, 2014, the last day of our fiscal year.

				Termination by
				Executive for Good
		Disability,		Reason or by
Name and Principal Position		Death,		Company Without	Change in Control
Potential Payment/Benefit		or For Cause		Cause	of the Company

Dr. Louis Centofanti
President, Chief Executive and Director
Severance	$	──		$271,115	$	──
Stock Options	$	──	(1)	$ ── (1)	$	──	(1)

Ben Naccarato
Chief Financial Officer
Severance	$	──		$214,240	$	──
Stock Options	$	──	(2)	$ ── (2)	$	──	(3)

John Lash (3)
Chief Operating Officer
Severance	$	──		$215,000	$	──
Stock Options	$	──	(2)	$ ── (2)	$	──	(3)

(1)	No stock option outstanding as of 12/31/2014.

(2)	Benefit is estimated to be zero since the number of stock options vested that were in-the-money as of December 31, 2014 (as reported on NASDAQ) was zero.

(3)	Benefit is estimated to be zero since the number of stock options outstanding that were in-the-money as of December 31, 2014 (as reported on NASDAQ) was zero.

No performance compensation under the NEO’s MIP would have been payable at December 31, 2014 under any of the circumstances described in the table above. Pursuant to each MIP, if the participant’s employment with the Company is voluntarily or involuntarily terminated prior to the annual payment of the MIP compensation payment period, no MIP payment is payable. The payment is otherwise payable under each MIP on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end. See “2014 Management Incentive Plans (“MIPs”)” below.

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

2014 Executive Compensation Components

For the fiscal year ended December 31, 2014, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites.

Based on the amounts set forth in the Summary Compensation Table, during 2014, salary accounted for 77.6% of the total compensation of our NEOs, while equity option awards, bonus, MIP compensation, and other compensation accounted for approximately 22.4% of the total compensation of the NEOs.

Base Salary

The NEOs, other executive officers, and other employees of the Company receive a base salary during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Compensation Committee primarily considers:

●	market data and Peer Group comparisons;

●	internal review of the executive’s compensation, both individually and relative to other officers; and

●	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit based salary increases for executives are based on the Compensation Committee’s assessment of the individual’s performance. The base salary and potential annual base salary adjustments for the CEO, COO, and CFO are set forth in their respective New Employment Agreements.

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

2014 Management Incentive Plans (“MIPs”)

On July 10, 2014, the Compensation Committee approved individual MIPs for our CEO, COO, and CFO. The MIPs are effective as of January 1, 2014. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 50% to 87% or $135,558 to $237,224 of the 2014 base salary for the CEO, 50% to 87% or $107,500 to $188,127 of the 2014 base salary for the COO, and 50% to 87% or $107,120 to $187,458 of the 2014 base salary for the CFO.

Performance compensation is to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2014. If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment date, no MIP payment will be payable for and after such period.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total performance compensation payable to the CEO, COO, and CFO as a group is not to exceed 50% of the Company’s pretax net income prior to the calculation of the performance compensation.

The following describes the principal terms of each MIP:

CEO:

2014 CEO performance compensation was based upon meeting corporate revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), health, safety, and environmental compliance objectives during fiscal year 2014 from our continuing operations.  Of the total potential performance compensation, 55% was based on EBITDA goal, 15% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2014, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2014.  Each of the revenue and EBITDA components was based on our board approved Revenue Target and EBITDA Target. The 2014 target compensation for our CEO was as follows:

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

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations, which was $68,757,000. The Board reserved the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations. The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA Target, which was $5,647,000. The Board reserved the right to make adjustments to the EBITDA Target as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The Health and Safety Incentive Target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Treasurer submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the AIG Worker’s Compensation Loss Report. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2014.

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

Permit and	Performance
License Violations	Target

7	85%-100%
6	101%-120%
5	121%-130%
4	131%-140%
3	141%-150%
2	151%-160%
1	161% Plus

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA Target was achieved.

COO:

2014 COO performance compensation was based upon meeting corporate revenue, EBITDA, health, safety, and environmental compliance objectives during fiscal year 2014 from our continuing operations.  Of the total potential performance compensation, 55% was based on EBITDA goal, 15% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2014, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2014.  Each of the revenue and EBITDA components was based on our board approved Revenue Target and EBITDA Target. The 2014 target compensation for our COO was as follows:

Annualized Base Pay:	$215,000
Performance Incentive Compensation Target (at 100% of Plan):	$107,500
Total Annual Target Compensation (at 100% of Plan):	$322,500

The Performance Incentive Compensation Target is based on the schedule below.

Target Objectives
		Performance Target Thresholds
	Weights	85-100%	101-120%	121-130%	131-140%	141-150%	151-160%	161%+

Revenue	15%	$16,125	$19,350	$20,963	$22,575	$24,188	$25,800	$28,219

EBITDA	55%	59,125	70,951	76,863	82,775	88,687	94,600	103,470

Health & Safety	15%	16,125	19,351	20,962	22,576	24,188	25,801	28,219

Permit & License Violations	15%	16,125	19,351	20,962	22,576	24,188	25,801	28,219

		$107,500	129,003	$139,750	$150,502	$161,251	$172,002	$188,127

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations, which was $68,757,000. The Board reserved the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations. The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA Target, which was $5,647,000. The Board reserved the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Treasurer submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the AIG Worker’s Compensation Loss Report. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2014.

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

Permit and	Performance
License Violations	Target

7	85%-100%
6	101%-120%
5	121%-130%
4	131%-140%
3	141%-150%
2	151%-160%
1	161% Plus

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA Target was achieved.

CFO:

2014 CFO performance compensation was based upon meeting corporate revenue, EBITDA, health, safety, and environmental compliance objectives during fiscal year 2014 from our continuing operations.  Of the total potential performance compensation, 55% was based on EBITDA goal, 15% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2014, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2014.  Each of the revenue and EBITDA components was based on our board approved Revenue Target and EBITDA Target. The 2014 target compensation for our CFO was as follows:

Annualized Base Pay:	$214,240
Performance Incentive Compensation Target (at 100% of Plan):	$107,120
Total Annual Target Compensation (at 100% of Plan):	$321,360

The Performance Incentive Compensation Target was based on the schedule below.

Target Objectives
		Performance Target Thresholds
	Weights	85-100%	101-120%	121-130%	131-140%	141-150%	151-160%	161%+

Revenue	15%	$16,068	$19,282	$20,888	$22,495	$24,102	$25,709	$28,119

EBITDA	55%	58,916	70,698	76,592	82,482	88,373	94,266	103,103

Health & Safety	15%	16,068	19,281	20,888	22,495	24,101	25,709	28,118

Permit & License Violations	15%	16,068	19,281	20,888	22,495	24,101	25,709	28,118

		$107,120	128,542	$139,256	$149,967	$160,677	$171,393	$187,458

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations, which was $68,757,000. The Board reserved the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations. The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA Target, which was $5,647,000. The Board reserved the right to make adjustments to the EBITDA Target as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Treasurer submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the AIG Worker’s Compensation Loss Report. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2014.

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

Permit and	Performance
License Violations	Target

7	85%-100%
6	101%-120%
5	121%-130%
4	131%-140%
3	141%-150%
2	151%-160%
1	161% Plus

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA Target was achieved.

2014 MIP Targets

As discussed above, 2014 MIPs approved for the CEO, COO, and CFO by the Compensation Committee awarded cash compensation based on achievement of performance targets which included Revenue and EBITDA targets as approved by our Board. The Revenue Target of $68,757,000 and EBITDA Target of $5,647,000 set forth in the 2014 MIPs were based on our board approved 2014 budget. In formulating the Revenue Target of $68,757,000, the Board considered 2013 results, current economic conditions, and forecasts for 2014 government (Department of Energy or DOE) spending. The Compensation Committee believed the performance targets were likely to be achieved, but not assured.

No performance incentive compensation was earned under each of the MIPs for the CEO, COO, and CFO for 2014.

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

On July 10, 2014, the Company granted an aggregate of 55,000 ISOs from the Company’s 2010 Stock Option Plan to certain employees of the Company which allows for the purchase of up to 55,000 shares of the Company’s Common Stock. The newly named COO, who was appointed March 20, 2014, was granted 45,000 of the 55,000 ISOs which allow for the purchase of up to 45,000 shares of the Company’s Common Stock. The ISOs granted were for a contractual term of six years with one-third yearly vesting over a three year period. The exercise price of the ISOs was $5.00 per share, which was equal to our closing stock price as reported on Nasdaq on the date of grant.

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

On July 28, 2014, the 2004 Stock Option Plan expired. No new options can be issued under this plan; however, the options issued under the plan prior to the expiration date of the plan will remain in effect until their respective maturity dates. These final options expired on February 26, 2015.

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

Retirement and Other Benefits

401(k) Plan

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, Apri1 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. Effective June 15, 2012, we suspended our matching contribution in an effort to reduce costs in light of the economic environment. The Company commenced contribution matching fund contribution matching funds effective January 1, 2015.

Perquisites and Other Personal Benefits

The Company provides executive officers with limited perquisites and other personal benefits (health/disability/life insurance) that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The executive officers are provided an auto allowance.

Consideration of Stockholder Say-On-Pay Advisory Vote.

At our annual meeting of stockholders held in September 2014, our stockholders voted, on a non-binding, advisory basis, on the compensation of our named executive officers for 2013. A substantial majority (approximately 97%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our named officers for 2013 on a non-binding, advisory basis. The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation. The Compensation Committee expects to continue to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our named executive officers. We will hold an advisory vote on the compensation of named executive officers at our 2015 annual meeting of stockholders.

Compensation of Directors

Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2014, we provided the following annual compensation to directors who are not employees:

●	options to purchase 2,400 shares of our Common Stock with each option having a 10 year term and being fully vested after six months from grant date;
●	a quarterly director fee of $8,000;
●	an additional quarterly fee of $5,500 to the chairman of our Audit Committee; and
●	a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance.

Each director may elect to have either 65% or 100% of such fees payable in Common Stock under the 2003 Outside Director Plan, with the balance payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock awards (resulting from fees earned) for the year ended December 31, 2014. The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

John M. Climaco	13,650	33,799	6,552	—	—	107,000 (5)	161,001
Dr. Gary G. Kugler	13,825	34,229	6,552	—	—	—	54,606
Jack Lahav	—	51,335	6,552	—	—	—	57,887
Joe R. Reeder	13,125	32,497	6,552	—	—	—	52,174
Larry M. Shelton (4)	14,282	35,360	6,552	—	—	—	56,194
Dr. Charles E. Young	13,300	32,934	6,552	—	—	—	52,786
Mark A. Zwecker	21,525	53,297	6,552	—	—	—	81,374

(1)

Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth above represent the portion of the director’s fees paid in cash and excludes the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which value is included under “Stock Awards.”

(2)

The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the NASDAQ on the business day immediately preceeding the date that the quarterly fee is due. Such shares are fully vested on the date of grant. The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares issuable under the award. The amount shown is the fair value of the Common Stock on the date of the award.

(3)

Options granted under the Company’s 2003 Outside Director Plan resulting from re-election to the Board of Directors on September 18, 2014. Options are for a 10 year period with an exercise price of $3.70 per share and are fully vested in six months from grant date. The value of the option award for each outside director is calculated based on the fair value of the option per share ($2.73) on the date of grant times the number of options granted, which was 2,400 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.” The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2014:

Name	December 31, 2014
John M. Climaco	8,400
Dr. Gary G. Kugler	5,823
Jack Lahav	24,000
Joe R. Reeder	24,000
Larry M. Shelton	25,200
Dr. Charles E. Young	24,000
Mark A. Zwecker	24,000

(4)	Named as Chairman of the Board effective December 16, 2014. Includes additional compensation earned as Chairman of the Board, prorated from effective date of December 16, 2014.

(5)

Reflect amount paid as a consultant pursuant to a consulting agreement dated October 17, 2014 entered into between Mr. Climaco and the Company. The agreement provides for monthly fees of $22,000 (effective September 2014) plus reasonable expenses.

See “John Climaco” under “Certain Relationships and Related Transactions, and Director Independence” for a description of the Consulting Agreement, dated October 17, 2014, between the Company and John Climaco, a current director of the Company.

2003 Outside Directors Plan

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under our 2003 Outside Directors Stock Plan, as amended (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 6,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each re-election date an option to purchase up to another 2,400 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date. No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. As of December 31, 2014, options to purchase 169,023 shares of Common Stock are outstanding under the 2003 Directors Plan, of which 152,223 were vested as of December 31, 2014.

As a member of the Board of Directors, each director may elect to receive either 65% or 100% of the director's fee in shares of our Common Stock. The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately proceeding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2014, the fees earned by our outside directors totaled approximately $363,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. As a management director, Dr. Centofanti is not eligible to participate in the 2003 Directors Plan. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of December 31, 2014, we have issued 359,270 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of Common Stock beneficially owned as of March 2, 2015, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	1,658,472	14.4%
R. Scott Asen (3)	Common	625,000	5.4%

(1) The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 11,486,175 shares of Common Stock outstanding on March 2, 2015, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G, filed with the Securities and Exchange Commission (the “Commission”) on February 13, 2015, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 1,526,452 of such shares and shares dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, WI 53202.

(3) This information is based on Schedule 13G, filed with the Securities and Exchange Commission (the “Commission”) on January 27, 2015, which provides that R. Scott Asen, (a) directly owns 400,000 such shares and has sole dispositive and sole voting power over such shares; (b) as a trustee of The Asen Foundation, a not-for-profit foundation, has sole voting and dispositive power over 25,000 of such shares; and (c) as the President of Asen and Company, an investment advisor, has shared voting and dispositive power over 200,000 such shares. The address of Asen and Company is 222 ½ East 49th Street, New York, NY 10017.

Capital Bank represented to us that:

●	As of March 2, 2015, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 1,323,833 shares of our Common Stock;
●

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

●	During 2014 and the first two months of 2015, it acquired, as agent for and nominee of, certain of its investors, shares of our Common Stock in open market transactions (“Open Market Transactions”);
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

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on March 2, 2015.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (*)
Capital Bank Grawe Gruppe	Common	1,323,833(+)	11.5%

(*) This calculation is based upon 11,486,175 shares of Common Stock outstanding on March 2, 2015, plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of March 2, 2015, by each of our Directors and named executive officers and by all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner (1)		Percent of Class (1)
Dr. Louis F. Centofanti (3)	214,225	(3)	1.87%
John M. Climaco (4)	18,592	(4)	*
Dr. Gary Kugler (5)	19,538	(5)	1.29%
Jack Lahav (6)	225,691	(6)	1.96%
Joe R. Reeder (7)	129,853	(7)	1.13%
Larry M. Shelton (8)	68,352	(8)	*
Dr. Charles E. Young (9)	63,752	(9)	*
Mark A. Zwecker (10)	140,405	(10)	1.22%
Ben Naccarato (11)	500	(11)	*
John Lash (12)	1,000	(12)	*
Directors and Executive Officers as a Group (10 persons)	881,908	(13)	7.59%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) These shares include (i) 151,425 shares held of record by Dr. Centofanti, and (iii) 62,800 shares held by Dr. Centofanti's wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Climaco has sole voting and investment power over these shares which include: (i) 10,192 shares of Common Stock held of record by Mr. Climaco, and (ii) options to purchase 8,400 shares, which are immediately exercisable.

(5) Dr. Kugler has sole voting and investment power over these shares which include: (i) 14,972 shares of Common Stock held of record by Dr. Kugler, and (ii) options to purchase 4,566 shares, which are immediately exercisable.

(6) Mr. Lahav has sole voting and investment power over these shares which include: (i) 201,691 shares of Common Stock held of record by Mr. Lahav, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(7) Mr. Reeder has sole voting and investment power over these shares which include: (i) 105,853 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over these shares which include: (i) 43,152 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 25,200 shares, which are immediately exercisable.

(9) Dr. Young has sole voting and investment power over these shares which include: (i) 39,752 shares held of record by Dr. Young; and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 116,405 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(11) Mr. Naccarato has sole voting and investment power over these shares which include: 500 shares held of record by Mr. Naccarato.

(12) Mr. Lash has sole voting and investment power over these shares which include: 1,000 shares held of record by Mr. Lash.

(13)Amount includes 134,166 options, which are immediately exercisable to purchase 134,166 shares of Common Stock.

Equity Compensation Plans

The following table sets forth information as of December 31, 2014, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	293,023	7.81	414,130
Equity compensation plans not Approved by stockholders	—	—	—
Total	293,023	$7.81	414,130

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

Our Audit Committee Charter provides for the review by our Audit Committee of any related party transactions, other than transactions involving an employment relationship with the Company, which are reviewed by the Compensation and Stock Option Committee. Although the Company does not have written policies for the review of related party transactions, the Audit Committee reviews transactions between the Company and its directors, executive officers, and their respective immediate family members. In approving or rejecting a proposed transaction, the Audit Committee takes into account, among other factors it deems appropriate: (1) the extent of the related person’s interest in the transaction; (2) whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances; (3) the cost and benefit to the Company; (4) the impact or potential impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (5) the availability of other sources for comparable products or services; (6) the terms of the transaction; and (7) the risks to the Company. Related party transactions are reviewed at Audit Committee Meetings (which is held at least quarterly) prior to the consummation of the transaction. With respect to a related party transaction arising between Audit Committee meetings, the Chief Financial Officer may present it to the Audit Committee Chairman, who will review and may approve the related party transaction subject to ratification by the Audit Committee at the next scheduled meeting. Our Audit Committee shall approve only those transactions that, in light of known circumstances, are not inconsistent with the Company’s best interest.

Related Party Transactions

Mr. Robert Schreiber, Jr.

During March 2011, we entered into a five-year lease with Lawrence Properties LLC for certain office and warehouse space used and occupied by Schreiber, Yonley and Associates (“SYA”), a wholly owned subsidiary of the Company until its sale by the Company on July 29, 2014. Lawrence Properties is owned by Robert Schreiber, Jr., the President of SYA until his resignation on July 29, 2014, and Mr. Schreiber’s spouse. Under the lease, which commenced June 1, 2011, we paid monthly rent of approximately $11,400, which we believe was lower than costs charged by unrelated third party landlords. Rent payment under this lease was approximately $124,000 and $72,000 for the years ended December 31, 2014 and 2013, respectively. In connection with the Company’s sale of SYA, the lease was terminated on July 29, 2014.

Mr. David Centofanti

Mr. David Centofanti serves as our Director of Information Services. For such services, he received yearly compensation of $163,000 in 2014 and 2013. Mr. David Centofanti is the son of our Chief Executive Officer, President and a Board member, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to the Company’s Board of Directors (“Board”). Mr. Ferguson previously served as a Board member from June 2007 to February 2010 and again from August 2011to September 2012. As an advisor to the Company’s Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $56,000 and $52,000 for the years ended December 31, 2014 and 2013, respectively. On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) The proceeds from the Loan were used for general working capital purposes. The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013 and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan. As consideration for the Company receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. As further consideration for the Loan, the Company issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The 90,000 shares of Common Stock and 70,000 Common Stock purchase warrants were issued in a private placement and bear a restrictive legend against resale except in a transaction registered under the Securities Act or in a transaction exempt from registration thereunder.

Mr. John Climaco

On October 17, 2014, the Company’s Compensation Committee and the Board of Directors, with Mr. Climaco abstaining, approved a consulting agreement with John Climaco (a director of the Company). The Company and Mr. Climaco entered into the consulting agreement on October 17, 2014. Mr. Climaco is also is a member of the Strategic Advisory Committee of the Board of Directors.

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

In his capacity as a consultant under the consulting agreement, Mr. Climaco shall be paid $22,000 per month (starting September 2014) plus reasonable expenses. The agreement shall continue unless terminated by either party for any reason or no reason by providing thirty (30) days written notice to the other party. For his services under the consulting agreement, Mr. Climaco received approximately $107,000 in 2014.

Employment Agreements

We have an employment agreement (each dated July 10, 2014) with each of Dr. Centofanti (our President and Chief Executive Officer or “CEO”), Ben Naccarato (our Chief Financial Officer or “CFO”), and John Lash (our Chief Operating Officer or “COO” – hired on March 20, 2014). Each employment agreement provides for annual base salaries, bonuses, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our Common Stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable. The Company had an employment agreement dated August 24, 2011 with Mr. James A. Blankenhorn. On March 20, 2014, the Company accepted the resignation of Mr. James A. Blankenhorn, as Vice President and COO of the Company. The resignation was effective March 28, 2014. When Mr. Blankenhorn’s resignation as the COO became effective, his employment agreement also terminated. See “Employment Agreements” under “Executive Compensation” for a description of the employment agreements with our CEO, CFO, and COO.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company’s Board of Directors appointed Grant Thornton, LLP (“Grant Thornton”) on July 9, 2014, as the independent registered public accounting firm to audit the consolidated financial statements of the Company for fiscal year 2014.

On June 25, 2014, the Audit Committee approved the dismissal of BDO USA, LLP (“BDO”) as the Company’s independent registered accounting firm.

The following table shows the aggregate fees for the audit and other services provided by BDO for fiscal year 2013:

Fee Type	2013

Audit (1)	$399,000

Audit-Related (2)	28,000

All Other (3)	69,000

Total	$496,000

(1) Audit fees consist of audit work performed in connection with the annual financial statements, the reviews of unaudited quarterly financial statements, and work generally only the independent registered accounting firm can reasonable provide, such as consents and review of regulatory documents filed with the Securities and Exchange Commissions.

(2) Audit-related fees consist of work performed for the audit of the Company’s 401(k) plan.

(3) Fees for business interruption consulting services related to insurance claims for our Perma-Fix of South Georgia, Inc. facility, which suffered a fire in August 2013.

The following table shows the aggregate fees for audit and other services provided by Grant Thornton for fiscal year 2014:

Fee Type	2014

Audit (1)	$278,000

Total	$278,000

(1) Audit fees consist of audit work performed in connection with the annual financial statements, the reviews of unaudited quarterly financial statements, and work generally only the independent registered accounting firm can reasonable provide, such as consents and review of regulatory documents filed with the Securities and Exchange Commissions.

The Audit Committee of the Company's Board of Directors has considered whether each BDO’s and Grant Thornton’s provision of the services described above for the fiscal years 2014 and 2013 was compatible with maintaining its independence.

Engagement of the Independent Auditor

The Audit Committee approves in advance all engagements with the Company’s independent accounting firm to perform audit or non-audit services for us. All services under the headings Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee's pre-approval policy provides as follows:

●

The Audit Committee will review and pre-approve on an annual basis all audits, audit-related, tax and other services, along with acceptable cost levels, to be performed by the independent accounting firm and any member of the independent accounting firm’s alliance network of firms, and may revise the pre-approved services during the period based on later determinations. Pre-approved services typically include: Audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 31, 2015
Dr. Louis F. Centofanti
Chief Executive Officer, President and
Principal Executive Officer

By	/s/ Ben Naccarato	Date	March 31 , 2015
Ben Naccarato
Chief Financial Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 31, 2015
Dr. Louis F. Centofanti, Director

By	/s/ John M. Climaco	Date	March 31, 2015
John M. Climaco, Director

By	/s/ Dr. Gary Kugler	Date	March 31, 2015
Dr. Gary Kugler, Director

By	/s/ Jack Lahav	Date	March 31, 2015
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 31, 2015
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 31, 2015
Larry M. Shelton, Chairman of the Board

By	/s/ Dr. Charles E. Young	Date	March 31, 2015
Dr. Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 31, 2015
Mark A. Zwecker, Director

EXHIBIT INDEX
Exhibit No.	Description

2.1

Stock Purchase Agreement dated July 15, 2011, by and among Perma-Fix Environmental Services, Inc., Homeland Security Capital Corporation (now known as Timios National Corporation or “TNC”), and Safety and Ecology Holdings Corporation, which is incorporated by references from Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2011.

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc.
3(ii)	Amended and Restated Bylaws, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(ii) to the Company’s 2012 Form 10-K/A filed on December 12, 2013.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
4.2	Rights Agreement dated as of May 2, 2008 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.
4.3

Letter Agreement dated September 29, 2008, between the Company and Continental Stock Transfer & Trust Company to correct certain subparagraph numbering on the Rights Agreement dated as of May 2, 2008 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

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

4.9

First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated November 7, 2012, between the Company and PNC Bank, National Association, as incorporated by reference from exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012.

4.10

Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver, dated May 9, 2013, between the Company and PNC Bank, National Association, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013.

4.11

Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013.

4.12

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

4.14

Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 25, 2014, as incorporated by reference from Exhibit 4.1 to the Company’s 8-K filed on July 31, 2014.

4.15

Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 28, 2014, as incorporated by reference from Exhibit 4.2 to the Company’s 8-K filed on July 31, 2014.

4.16

Subordination Agreement dated August 2, 2013 by and among William Lampson and Robert Ferguson and PNC Bank, National Association, as incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013.

10.1	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
10.2	2003 Outside Directors' Stock Plan of the Company.
10.3	First Amendment to 2003 Outside Directors Stock Plan.
10.4	Second Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix “A” to the Company’ 2012 Proxy Statement dated August 6, 2012.
10.5	Third Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit “B” to the Company’ 2014 Proxy Statement dated August 11, 2014.
10.6	2004 Stock Option Plan of the Company as incorporated by reference from “Exhibit A” to the Company’s Proxy Statement dated June 21, 2004. See SEC file number 1-11596.
10.7	Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc.
10.8

Subcontract between CH2M Hill Plateau Remediation Company, Inc. (“CHPRC”) and East Tennessee Materials & Energy Corporation, dated May 27, 2008., as incorporated by reference from Exhibit 10.4 to the company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

10.9	2010 Stock Option Plan of the Company as incorporated by reference from “Appendix A” to the Company's 2010 Proxy Statement dated August 20, 2010. See SEC file number 1-11596.
10.10

Employment Agreement dated July 10, 2014 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 15, 2014.

10.11

Employment Agreement dated July 10, 2014 between John Lash, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 15, 2014.

10.12

Employment Agreement dated July 10, 2014 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on July 15, 2014.

10.13

Contract and Amendments entered into between Safety and Ecology Corporation and U.S. Department of Energy (Oak Ridge) dated March 30, 2010, incorporated by reference from Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2011. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS A REQUEST BY THE COMPANY FOR AN EXTENSION FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT WAS GRANTED ON APRIL 7, 2014.

10.14

Contract and Purchase Order between United States Enrichment Corporation (now known as Centrus) and Perma-Fix Environmental Services Inc. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED PURSUANT TO A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.15

Settlement and Release Agreement dated as of February 12, 2013, by and between Perma-Fix Environmental Services, Inc. and Safety & Ecology Holdings Corporation, on the one hand, and Timios National Corporation, on the other hand, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on February 15, 2013.

10.16

Settlement and Release Agreement and Amendment to Employment Agreement dated as of February 14, 2013 by and between Perma-Fix Environmental Services, Inc., Safety & Ecololgy Holdings Corporation and Safety and Ecology Corporation, on the one hand, and Christopher P. Leichtweis and Myra Leichtweis, on the other hand, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on February 15, 2013.

10.17

Separation and Release Agreement dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environmental Services, Inc., incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 17, 2013.

10.18

Consulting Services Agreeemtn dated May 14, 2013 by and between Christopher Leichtweis and Perma-Fix Environmental Services, Inc. incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 17, 2013.

10.19	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Mr. John Lash, as incorporated by reference from Exhibit 10.7 to the Company’s 8-K filed on July 15, 2014.
10.20	2013 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2013, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2013.
10.21	2013 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2013, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2013.
10.22	2013 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2013, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on June 12, 2013.
10.23	2014 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2014, as incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on July 15, 2014.
10.24	2014 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2014, as incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on July 15, 2014.
10.25	2014 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2014, as incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on July 15, 2014.
10.26

Consulting Agreement dated October 17, 2014, between Perma-Fix Environmental Services, Inc. and John Climaco, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 23, 2014.

16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission, dated June 30, 2014, as incorporated by reference from Exhibit 16.1 to the Company’s 8-K filed on July 1, 2014.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP
23.2	Consent of BDO USA, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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