Form 10-Q
period 2015-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2015-05-08
CIK 891532

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

 Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2015
Common Stock, $.001 Par Value	11,505,141
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

ASSETS
Current assets:
Cash	$1,128	$3,680
Restricted cash	152	85
Accounts receivable, net of allowance for doubtful accounts of $2,135 and $2,170, respectively	8,573	8,272
Unbilled receivables - current	7,169	7,177
Inventories	414	498
Prepaid and other assets	3,259	3,010
Deferred tax asset - current	385	385
Current assets related to discontinued operations	18	20
Total current assets	21,098	23,127

Property and equipment:
Buildings and land	19,702	19,863
Equipment	36,064	35,933
Vehicles	403	403
Leasehold improvements	11,613	11,613
Office furniture and equipment	1,819	1,799
Construction-in-progress	306	336
	69,907	69,947
Less accumulated depreciation and amortization	(47,962)	(47,123)
Net property and equipment	21,945	22,824

Property and equipment related to discontinued operations	681	681

Intangibles and other long term assets:
Permits	16,728	16,709
Other intangible assets - net	2,329	2,435
Unbilled receivables – non-current	451	273
Finite risk sinking fund	21,341	21,334
Other assets	1,215	1,253
Total assets	$85,788	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,800	$5,350
Accrued expenses	4,583	4,540
Disposal/transportation accrual	1,941	1,737
Deferred revenue	3,049	4,873
Current liabilities related to discontinued operations	2,127	2,137
Current portion of long-term debt	2,309	2,319
Current portion of long-term debt - related party	1,414	1,414
Total current liabilities	21,223	22,370

Accrued closure costs	5,293	5,508
Other long-term liabilities	818	803
Deferred tax liabilities	5,427	5,391
Long-term liabilities related to discontinued operations	590	590
Long-term debt, less current portion	7,658	6,690
Long-term debt, less current portion - related party	596	949
Total long-term liabilities	20,382	19,931
Total liabilities	41,605	42,301

Commitments and Contingencies (Note 8)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $818 and $803, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,493,817 and 11,476,485 shares issued, respectively; 11,486,175 and 11,468,843 shares outstanding, respectively	11	11
Additional paid-in capital	103,871	103,765
Accumulated deficit	(61,823)	(59,758)
Accumulated other comprehensive (loss) income	(77)	11
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	41,894	43,941
Non-controlling interest	1,004	1,109
Total stockholders' equity	42,898	45,050
Total liabilities and stockholders' equity	$85,788	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2015	2014

Net revenues	$13,600	$10,544
Cost of goods sold	12,122	10,450
Gross profit	1,478	94

Selling, general and administrative expenses	2,871	3,212
Research and development	404	371
Loss from operations	(1,797)	(3,489)

Other income (expense):
Interest income	8	7
Interest expense	(126)	(153)
Interest expense-financing fees	(58)	(45)
Foreign currency loss	(5)	—
Other	—	7
Loss from continuing operations before taxes	(1,978)	(3,673)
Income tax expense	36	30
Loss from continuing operations, net of taxes	(2,014)	(3,703)

Loss from discontinued operations, net of taxes	(223)	(266)
Net loss	(2,237)	(3,969)

Net loss attributable to non-controlling interest	(172)	—

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(2,065)	$(3,969)

Net loss per common share attributable to Pema-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$(.16)	$(.33)
Discontinued operations	(.02)	(.02)
Net loss per common share	$(.18)	$(.35)

Number of common shares used in computing net loss per share:
Basic	11,486	11,419
Diluted	11,486	11,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014

Net loss	$(2,237)	$(3,969)
Other comprehensive loss:
Foreign currency translation loss	(88)	(16)
Total other comprehensive loss	(88)	(16)

Comprehensive loss	(2,325)	(3,985)
Comprehensive loss attributable to non-controlling interest	(172)	—
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(2,153)	$(3,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2015

(Unaudited)

(Amounts in thousands,	Common Stock		Additional Paid-In	Common Stock Held	Accumulated Other Comprehensive Income	Non-controlling Interest in	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	In Treasury	(Loss)	Subsidiary	Deficit	Equity

Balance at December 31, 2014	11,476,485	$11	$103,765	$(88)	$11	$1,109	$(59,758)	$45,050
Net loss	—	—	—	—	—	(172)	(2,065)	(2,237)
Foreign currency translation	—	—	—	—	(88)	—	—	(88)
Perma-Fix Medical S.A. (proceeds from stock subscription receivables)	—	—	—	—	—	67	—	67
Issuance of Common Stock upon exercise of options	1,257	—	3	—	—	—	—	3
Issuance of Common Stock for services	16,075	—	70	—	—	—	—	70
Stock-Based Compensation	—	—	33	—	—	—	—	33
Balance at March 31, 2015	11,493,817	$11	$103,871	$(88)	$(77)	$1,004	$(61,823)	$42,898

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(2,237)	$(3,969)
Less: loss from discontinued operations, net of taxes	(223)	(266)

Loss from continuing operations, net of taxes	(2,014)	(3,703)
Adjustments to reconcile loss from continuing operations to cash used in operating activities :
Depreciation and amortization	966	1,211
Amortization of debt discount	22	21
Deferred tax expense	36	30
Benefit for bad debt and other reserves	(34)	(9)
Issuance of common stock for services	70	64
Stock-based compensation	33	(18)
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(267)	534
Unbilled receivables	(170)	(755)
Prepaid expenses, inventories and other assets	(4)	181
Accounts payable, accrued expenses and unearned revenue	(1,334)	103
Cash used in continuing operations	(2,696)	(2,341)
Cash (used in) provided by discontinued operations	(232)	861
Cash used in operating activities	(2,928)	(1,480)

Cash flows from investing activities:
Purchases of property and equipment, net	(121)	(213)
Payment to finite risk sinking fund	(7)	(7)
Cash used in investing activities	(128)	(220)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(14,263)	(14,253)
Borrowing on revolving credit	15,808	16,286
Proceeds from issuance of common stock	3	—
Principal repayments of long term debt	(587)	(618)
Principal repayments of long term debt - related party	(375)	—
Cash provided by financing activities of continuing operations	586	1,415
Principal repayments of long term debt for discontinued operations	—	(9)
Cash provided by financing activities	586	1,406

Effect of exchange rate changes in cash	(82)	—

Decrease in cash	(2,552)	(294)
Cash at beginning of period	3,680	333
Cash at end of period	$1,128	$39

Supplemental disclosure:
Interest paid	$132	$144
Income taxes paid	10	18

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2015

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2015.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2014 consolidated financial statements referred to above.

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		March 31, 2015			December 31, 2014
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(amount in thousands)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles
Patent	8-18	$512	$(177)	$335	$512	$(168)	$344
Software	3	382	(339)	43	375	(319)	56
Customer relationships	12	3,370	(1,419)	1,951	3,370	(1,335)	2,035
Permit	10	545	(332)	213	545	(318)	227
Total		$4,809	$(2,267)	$2,542	$4,802	$(2,140)	$2,662

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which were being amortized using an accelerated method. The Company has only one definite-lived permit that is subject to amortization.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2015 (remaining)	$376
2016	425
2017	391
2018	361
2019	280
$1,833

Amortization expenses relating to the definite-lived intangible assets as discussed above were $127,000 and $176,000 for the three months ended March 31, 2015 and 2014, respectively.

4.	Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors. No stock options were granted during the first quarter of 2015 or 2014.

As of March 31, 2015, the Company had an aggregate of 55,000 employee stock options outstanding (from the 2010 Stock Option Plans), of which none are vested. The weighted average exercise price of the 55,000 outstanding employee stock options is $5.00 with a remaining weighted contractual life of 5.3 years. Additionally, we had an aggregate of 167,766 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which all are vested. The weighted average exercise price of the 167,766 outstanding and fully vested director stock options is $8.84 with a remaining weighted contractual life of 4.9 years.

The summary of the Company’s total Stock Option Plans as of March 31, 2015, as compared to March 31, 2014, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 and 2004 Stock Option Plans, and the 2003 Outside Directors Stock Plans (“2003 Plan”):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Options outstanding January 1, 2015	239,023	$7.81
Granted	—	—
Exercised	(1,257)	2.79		$2,043
Forfeited/expired	(15,000)	7.10
Options outstanding end of period (1)	222,766	7.89	5.0	$22,616
Options exercisable at March 31, 2015(1)	167,766	$8.84	4.9	$22,616
Options vested and expected to be vested at March 31, 2015	213,966	$8.01	5.0	$22,616

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Options outstanding January 1, 2014	362,800	$9.53
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(22,000)	8.17
Options outstanding end of period (1)	340,800	9.62	2.7	$47,790
Options exercisable at March 31, 2014(1)	334,800	$9.73	2.6	$37,710
Options vested and expected to be vested at March 31, 2014	340,800	$9.62	2.7	$47,790

(1) Options with exercise prices ranging from $2.79 to $14.75

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2015 and 2014 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2015	2014
Employee Stock Options	$13,000	$(39,000)
Director Stock Options	20,000	21,000
Total	$33,000	$(18,000)

The Company recognized stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, the Company recognizes the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the three months ended March 31, 2014 included a reduction in expense of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, to purchase up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period.

As of March 31, 2015, the Company has approximately $112,000 of total unrecognized compensation cost related to unvested options, of which $40,000 is expected to be recognized in remaining 2015, $53,000 in 2016, with the remaining $19,000 in 2017.

During the three months ended March 31, 2015, the Company issued a total of 16,075 shares of our Common Stock under our 2003 Plan to our outside directors as compensation for serving on our Board of Directors. Also, an outside director exercised 1,257 options from the 2003 Plan for the purchase of 1,257 shares of the Company’s Common Stock at $2.79 per share.

5.	Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Loss per share is computed separately for each period presented.

The diluted loss per share calculations exclude options to purchase approximately 185,800 and 316,800 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, because their effect would have been antidilutive as a result of the net losses recorded in these periods for continuing operations.

6.	Long Term Debt

Long-term debt consists of the following at March 31, 2015 and December 31, 2014:

(Amounts in Thousands)	March 31, 2015	December 31, 2014
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivables, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at March 31, 2015) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first quarter of 2015 was 3.8%. (1)	$1,545	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due on October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first quarter of 2015 was 3.7%. (1)	8,381	8,952
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, paid in full on January 30, 2015. (2)	—	10
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	2,010	2,363
Capital lease (interest at rate of 6.0%)	41	47
	11,977	11,372
Less current portion of long-term debt	3,723	3,733
	$8,254	$7,639

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($115,000) and ($137,000) for March 31, 2015 and December 31, 2014, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Loan Agreement, as amended (“Amended Loan Agreement”), provides us with the following Credit Facility: (a) up to $12,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in the first quarter of 2015.

As of March 31, 2015, the availability under our revolving credit was $3,023,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, the Company entered into an amendment to the Amended Loan Agreement which among other things, authorized the Company to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

Promissory Notes and Installment Agreements

On February 12, 2013, the Company entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC”) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that the Company asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Corporation (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note (with principal balance of $1,460,000 at February 12, 2013) that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. Final payment of approximately $10,000 on this note was made in January 2015.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors) and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above). In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, the Company issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The Company determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

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

7.	Perma-Fix Medical S.A.

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

During August, 2014, PF Medical S.A. executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of March 31, 2015, PF Medical S.A. has received approximately $1,545,000 in payment (of which approximately $67,000 was received in the first quarter of 2015) for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheet. PF Medical S.A. expects to receive the remaining proceeds for the stock subscription receivables by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical S.A. does not receive approximately $592,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. As of March 31, 2015, our financial assurance coverage amount under this policy totaled approximately $38,454,000. The Company has recorded $15,435,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $963,000 on the sinking fund as of March 31, 2015. Interest income for three months ended March 31, 2015, was approximately $6,000. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of March 31, 2015, the Company has recorded $5,906,000 in our sinking fund related to this policy in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $206,000 on the sinking fund as of March 31, 2015. Interest income for the three months ended March 31, 2015, was approximately $1,000. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2014 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonding requirements.

9.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility. On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. During the second half of 2014, the Company entered into a settlement agreement and release with one of its insurance carriers. In 2014, the Company elected not to rebuild the PFSG facility and is continuing to market PFSG for sale.

The Company’s discontinued operations had losses of $223,000 and $266,000 for the three months ended March 31, 2015 and the corresponding period of 2014 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations, primarily for the PFSG site. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major classes of assets and liabilities of discontinued operations that are classified as held for sale as of March 31, 2015 and December 31, 2014. The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of March 31, 2015:

	March 31,	December 31,
(Amounts in Thousands)	2015	2014
Current assets
Other assets	5	6
Total current assets	5	6
Long-term assets
Property, plant and equipment, net (1)	644	644
Total long-term assets	644	644
Total assets held for sale	$649	$650
Current liabilities
Accounts payable	$883	$932
Accrued expenses and other liabilities	202	193
Total current liabilities	1,085	1,125
Total liabilities held for sale	$1,085	$1,125

(1) net of accumulated depreciation of $0 for each period presented.

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Amounts in Thousands)	2015	2014
Current assets
Other assets	$13	14
Total current assets	13	14
Long-term assets
Property, plant and equipment, net (1)	37	37
Total long-term assets	37	37
Total assets not held for sale	$50	$51
Current liabilities
Accounts payable	$33	$15
Accrued expenses and other liabilities	281	269
Environmental liabilities	728	728
Total current liabilities	1,042	1,012
Long-term liabilities
Closure liabilities	302	302
Environmental liabilities	288	288
Total long-term liabilities	590	590
Total liabilities not held for sale	$1,632	$1,602

(1) net of accumulated depreciation of $10,000 for each period presented.

10.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, we define an operating segment as a business activity: (a) from which we may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the Chief Operating Officer (our Chief Operating Decision Maker) to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

We currently have two reporting segments, Treatment and Services Segments, which are based on a service offering approach. This, however, excludes corporate headquarters, which do not generate revenue, our discontinued operations (see Note 9 – “Discontinued Operations”), and PF Medical S.A, a developmental entity whose primary purpose at this time is the R&D and marketing of medical isotope technology used in the medical diagnostic testing and is not generating any revenues (see Note 7 – “Perma-Fix Medical S.A.” for further information of this entity).

Our reporting segments are defined as below:

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

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2015 and 2014 (in thousands).

Segment Reporting as of and for the Quarter Ended March 31, 2015

	Treatment	Services	Segments Total	Corporate And Other	(1)	Consolidated Total
Revenue from external customers	$9,749	$3,851	$13,600	$—		$13,600
Intercompany revenues	2	8	10	—		—
Gross profit	1,235	243	1,478	—		1,478
Interest income	—	—	—	8		8
Interest expense	(22)	—	(22)	(104)		(126)
Interest expense-financing fees	—	—	—	(58)		(58)
Depreciation and amortization	764	190	954	12		966
Segment profit (loss), net of taxes	185	(303)	(118)	(1,896)		(2,014)
Expenditures for segment assets	104	16	120	1		121

Segment Reporting as of and for the Quarter Ended March 31, 2014

	Treatment	Services	Segments Total	Corporate And Other	(1)	Consolidated Total
Revenue from external customers	$7,673	$2,871	$10,544	$—		$10,544
Intercompany revenues	1	11	12	—		—
Gross profit (negative gross profit)	111	(17)	94	—		94
Interest income	—	—	—	7		7
Interest expense	(10)	—	(10)	(143)		(153)
Interest expense-financing fees	—	—	—	(45)		(45)
Depreciation and amortization	949	249	1,198	13		1,211
Segment loss, net of taxes	(1,174)	(1,048)	(2,222)	(1,481)		(3,703)
Expenditures for segment assets	211	2	213	—		213

(1) Amounts reflect the activity for corporate headquarters (in both periods presented) and PF Medical S.A. (for quarter ended March 31, 2015 only), not included in the segment information.

11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expenses were $36,000 and $30,000 for continuing operations for the three months ended March 31, 2015 and the corresponding period of 2014, respectively. The Company’s effective tax rate was approximately (2.0%) for the three months ended March 31, 2015 as compared to a tax rate of approximately (.08%) for the corresponding period of 2014. The Company has provided a full valuation allowance on its net deferred tax assets.

12.	Subsequent Events

Management Incentive Plans (MIPs)

On April 17, 2015, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) approved individual MIPs for Dr. Louis F. Centofanti, our Chief Executive Officer (“CEO”), John Lash, our Chief Operating Officer (“COO”), and Ben Naccarato, our Chief Financial Officer (“CFO”). The MIPs are effective as of January 1, 2015. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 5% to 100% or $13,556 to $271,115 of the 2015 base salary for the CEO, 5% to 100% or $10,750 to $215,000 of the 2015 base salary for the COO, and 5% to 100% or $10,712 to $214,240 of the 2015 base salary for the CFO.

The performance compensation payable under each MIP is based upon achievement of certain levels of corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) targets and objectives during fiscal year 2015 from our continuing operations, with such targets and objectives approved by the Company’s Board of Directors. EBITDA, a non-GAAP financial measurement, is defined as earnings before interest, taxes, depreciation and amortization. The Compensation Committee believe performance compensation payable under each of the MIPs should be based on achievement of EBITDA target as this target provides better indicator of operating performance as it excludes certain non-cash items. EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under GAAP.

Performance compensation is paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2015. If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment date, no MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason. The total paid to the CEO, COO, and CFO will not exceed 50% of the Company’s pre-tax net income prior to the calculation of performance compensation.

Perma-Fix Medical S.A.

On April 30, 2015, Perma-Fix Medical S.A. officially accepted a grant funding awarded by the National Centre for Research and Development (“NCRD”) in Poland to further develop and commercialize a novel prototype generator for the production of Tc-99m for use in cancer and cardiac imaging (“Generator Project”). The Generator Project is under the leadership and supervision of Perma-Fix Medical S.A. and consists of four additional entities from Poland, including: the National Centre for Nuclear Research - Radioisotope Centre POLATOM in Otwock; the Institute for Biopolymers and Chemical Fibers - Department of Biopolymers in Lódz; Warsaw Medical University - Department of Nuclear Administration; and the Institute of Industrial Organic Chemistry Branch in Pszczyna (together known as the “Generator Project team”). The total Generator Project budget is approximately $3,700,000, of which NCRD’s subsidy grant for the Generator Project is approximately $2,800,000 and will be funded by NCRD over a four year period. If needed, Perma-Fix Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity. Of the $2,800,000 subsidy grant allocation, Perma-Fix Medical S.A. will directly receive approximately $800,000 and the remaining amount will be allocated to other members of the Generator Project team to be used solely to support technology development and testing of the Generator Project. An initial subsidy grant for the Generator Project in the amount of approximately $240,000 is expected to be funded by NCRD during the second quarter of 2015, with the remaining subsidy grant to be funded based on milestone completion of the Generator Project.

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

●	reductions in the level of government funding in future years;
●	expect to meet our quarterly financial covenant requirements in each of the remaining quarters of 2015;
●	continuing demand for our services;
●	successfully implement our plan and generate positive cash flow in 2015;
●	expand into both commercial and international markets to increase revenues;
●	our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our obligations;
●	ability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor);
●	manner in which the government will be required to spend funding to remediate federal sites;
●	reducing operating costs to bring them in line with revenue level, when necessary;
●	receive remaining proceeds for the stock subscription receivables by December 2015;
●	fund capital expenditures from cash from operations and/or financing;
●	an initial subsidy grant for the Generator Project in the amount of approximately $240,000 is expected to be funding by NCRD during the second quarter of 2015;
●	if needed, Perma-Fix Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity;
●	fund the expenses to remediate these sites from funds generated internally;
●	we could become a PRP at a remedial action site, which could have a material adverse effect; and
●	ability to remediate material weakness in internal control over financial reporting.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for treatment, storage and disposal activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue; and
●	Factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2014 Form 10-K.

Overview

Revenue increased $3,056,000 or 29.0% to $13,600,000 for the three months ended March 31, 2015 from $10,544,000 for the corresponding period of 2014. Revenue from our Treatment Segment increased $2,076,000 or 27.1% primarily due to higher waste volume. Services revenue increased $980,000 or 34.1% primarily due to a contract which was awarded to us in the second half of 2014 in the nuclear services area. Gross profit increased $1,384,000 or 147.2% primarily due to the increase in revenue and reduction in fixed costs as we continue to streamline our expenses. Selling, General, and Administrative (SG&A) expenses decreased $341,000 or 10.6% for the three months ended March 31, 2015 as compared to the corresponding period of 2014.

Business Environment, Outlook and Liquidity

The Company’s business is heavily dependent on services that we provide to governmental clients directly or indirectly as a subcontractor to government clients. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our controls, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. The Company continues to focus on expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets. Although no assurances can be given, we believe we will be able to successfully implement this plan and generate positive cash flow in remainder of 2015.

The Company’s cash flow requirements for remaining 2015 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures which we expect to fund from operations and our credit facility.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

		Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2015	%	2014	%
Net revenues	$13,600	100.0	$10,544	100.0
Cost of good sold	12,122	89.1	10,450	99.1
Gross profit	1,478	10.9	94	.9
Selling, general and administrative	2,871	21.1	3,212	30.5
Research and development	404	3.0	371	3.5
Loss from operations	$(1,797)	(13.2)	$(3,489)	(33.1)
Interest income	8	—	7	¾
Interest expense	(126)	(.9)	(153)	(1.4)
Interest expense-financing fees	(58)	(.4)	(45)	(.3)
Foreign currency loss	(5)		—	—
Other	—	—	7	—
Loss from continuing operations before taxes	(1,978)	(14.5)	(3,673)	(34.8)
Income tax expense	36	.3	30	.3
Loss from continuing operations	$(2,014)	(14.8)	$(3,703)	(35.1)

Summary – Three Months Ended March 31, 2015 and 2014

Consolidated revenues increased $3,056,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change	% Change
Treatment
Government waste	$7,054	51.9	$3,948	37.5	$3,106	78.7
Hazardous/non-hazardous	997	7.3	927	8.8	70	7.6
Other nuclear waste	1,698	12.5	2,798	26.5	(1,100)	(39.3)
Total	9,749	71.7	7,673	72.8	2,076	27.1

Services
Nuclear services	3,078	22.6	1,483	14.0	1,595	107.6
Technical services	773	5.7	1,388	13.2	(615)	(44.3)
Total	3,851	28.3	2,871	27.2	980	34.1

Total	$13,600	100.0	$10,544	100.0	$3,056	29.0

Net Revenue

Treatment Segment revenue increased $2,076,000 or 27.1% for the three months ended March 31, 2015 over the same period in 2014. The revenue increase was primarily due to higher revenue generated from government clients of approximately $3,106,000 or 78.7% due to higher waste volume. Other nuclear revenue decreased approximately $1,100,000 primarily due to lower volume. Services Segment revenue increased $980,000 or 34.1% in the three months ended March 31, 2015 from the corresponding period of 2014 primarily as a result of increased revenue generated from the nuclear services area from a certain contract which was awarded to us in the second half of 2014. Revenue generated from this contract was approximately $1,900,000 in the first quarter of 2015. The decrease in revenue in the technical services area was primarily due to the divestiture of our Schreiber, Yonley & Associates, Inc. (“SYA”) subsidiary in July 2014, which generated revenues of approximately $780,000 in the first quarter of 2014.

Cost of Goods Sold

Cost of goods sold increased $1,672,000 for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$8,514	87.3	$7,562	98.6	$952
Services	3,608	93.7	2,888	100.6	720
Total	$12,122	89.1	$10,450	99.1	$1,672

Cost of goods sold for the Treatment Segment increased by $952,000 or 12.6% primarily due to higher revenue and revenue mix. We incurred higher disposal, transportation, lab, and material and supplies costs totaling approximately $1,086,000. Our overall fixed costs were lower by approximately $160,000. We incurred a significant reduction in depreciation expense of approximately $130,000 as certain fixed assets became fully depreciated in June 2014. Health claims costs were lower by approximately $116,000 and general expenses in various categories were down $57,000 as we continue to streamline our costs. These lower fixed costs were offset by higher 401k matching expenses of approximately $30,000 as we re-established our matching program effective January 1, 2015. Also, maintenance costs were higher by approximately $88,000 due to maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $720,000 or 24.9% primarily due to the increase in revenue as discussed above, with increases primarily in salaries and payroll related and travel expenses totaling approximately $756,000. Included within cost of goods sold is depreciation and amortization expense of $912,000 and $1,057,000 for the three months ended March 31, 2015, and 2014, respectively.

Gross Profit

Gross profit for the quarter ended March 31, 2015 increased $1,384,000 over the corresponding period of 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$1,235	12.7	$111	1.4	$1,124
Services	243	6.3	(17)	.6	260
Total	$1,478	10.9	$94	.9	$1,384

The increase in gross profit was primarily due to the increase in gross profit in the Treatment Segment. Treatment Segment gross profit increased $1,124,000 or 101.3% and gross margin increased to 12.7% from 1.4% primarily due to a reduction of fixed costs as discussed above and increased revenue from higher waste volume. In the Services Segment, the increases in gross profit of $260,000 and gross margin of approximately 5.7% was primarily due to the increase in revenue as discussed above. In addition, in the second quarter of 2014, we completed a reduction in work force which reduced headcount in our effort to bring our cost structure in line with our revenue volume.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased $341,000 for the three months ended March 31, 2015, as compared to the corresponding period for 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change
Administrative	$1,374	—	$1,259	—	$115
Treatment	956	9.8	1,014	13.2	(58)
Services	541	14.0	939	32.7	(398)
Total	$2,871	21.1	$3,212	30.5	$(341)

The decrease in total SG&A was primarily due to lower SG&A in the Services Segment with lower outside services expense of approximately $34,000 from fewer consulting/business matters, lower general expenses in various categories totaling approximately $39,000 with the remaining lower expenses in salaries and payroll related expenses from reduced headcount. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount. The increase in administrative SG&A was primarily the result of higher outside services expenses by approximately $100,000 resulting from more consulting/business matters, higher public company expenses by $26,000, and higher stock based compensation expenses of approximately $52,000. Our stock based compensation expenses for the first quarter of 2014 included a reduction in expenses of approximately $54,000 resulting from the forfeiture of options by our previous Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. These higher costs were partially offset by lower salaries and payroll related expenses totaling approximately $77,000 from lower headcount. Included in SG&A expenses is depreciation and amortization expense of $54,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively.

Research and Development

Research and development costs increased $33,000 for the three months ended March 31, 2015, as compared to the corresponding period of 2014. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies to increase company offerings and technological enhancement of new potential waste treatment processes. Our R&D costs included approximately $395,000 and $134,000 for the three months ended March 31, 2015 and the corresponding period of 2014, respectively for the R&D of the medical isotope (Technetium-99 or “Tc-99m”) technology (see “Financial Activities” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information of PF Medical S.A. whose primary purpose is the R&D of technology for the Medical Isotope project). Included in research and development expense is depreciation expense of $0 and $54,000 for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense

Interest expense decreased approximately $27,000 in the first quarter of 2015 as compared to the corresponding period in 2014 primarily due to lower interest from our reducing Term Loan balance.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $13,000 in the first quarter of 2015 as compared to the corresponding period in 2014. The increase was primarily due to increase in monthly amortized financing fees associated with amendments to our credit facility that we entered into with our lender in April 2014 and July 2014.

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility.

On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. The Company carries general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. During the second half of 2014, the Company entered into a settlement agreement and release with one of its insurance carriers. In 2014, the Company elected not to rebuild the PFSG facility and is continuing to market PFSG for sale.

We had net losses of $223,000 and $266,000 for our discontinued operations for the three months ended March 31, 2015 and 2014, respectively (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations, primarily for the PFSG site. Our discontinued operations had no revenues for each of the periods noted above.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2015 were primarily financed by our operations and Credit Facility. Our ability to achieve and maintain profitability is dependent upon our ability to generate profitable revenues through successfully implementing our business plans, which includes expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the United States of America. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our obligations

The following table reflects the cash flow activities during the first three months of 2015:

(In thousands)	2015
Cash used in operating activities of continuing operations	$(2,696)
Cash used in operating activities of discontinued operations	(232)
Cash used in investing activities of continuing operations	(128)
Cash provided by financing activities of continuing operations	586
Effect of exchange rate changes in cash	(82)
Decrease in cash	$(2,552)

As of March 31, 2015, we were in a net borrowing position (Revolving Credit Facility). At March 31, 2015, we had cash on hand of approximately $1,128,000. The cash balance at March 31, 2015, primarily represents proceeds received during the fourth quarter of 2014 by our Polish subsidiary, Perma-Fix Medical S.A. (which is not a credit party under our Amended Loan Agreement), from the sale of certain equity (see “Liquidity and Capital Resources – Financing Activities” for further information of this proceeds) and minor petty cash and local account balances used for miscellaneous services and supplies at our remaining subsidiaries.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $8,573,000 at March 31, 2015, an increase of $301,000 from the December 31, 2014 balance of $8,272,000. The increase was primarily due to timing of accounts receivable collections due to different payment terms provided to our customers.

Accounts Payable, totaled $5,800,000 at March 31, 2015, an increase of $450,000 from the December 31, 2014 balance of $5,350,000. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual as of March 31, 2015, totaled $1,941,000, an increase of $204,000 over the December 31, 2014 balance of $1,737,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. As the majority of the disposal accrual is impacted by on-site waste inventory, during the first three months of 2015, we shipped less waste for disposal which is reflected in a higher inventory on-site as compared to year end 2014. At end year, we made a big push to ship as much waste as possible for disposal to avoid annual price increases at disposal sites in the coming year.

We had a working capital deficit of $125,000 (which included working capital of our discontinued operations) as of March 31, 2015, as compared to working capital deficit of $757,000 as of December 31, 2014. Our working capital was negatively impacted by the reduction in cash resulting from the net loss we incurred during the first three months of 2015.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, (“Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Loan Agreement, as amended (“Amended Loan Agreement”), provides us with the following Credit Facility: (a) up to $12,000,000 revolving credit facility (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which requires monthly installments of approximately $190,000 (based on a seven-year amortization).

The Amended Loan Agreement terminates as of October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.

As of March 31, 2015, the availability under our revolving credit was $3,023,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, we entered into Amendment 5 to the Amended Loan Agreement which among other things, authorized us to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our Credit Facility as of March 31, 2015.

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	2.79:1
Minimum tangible adjusted net worth	$30,000	$42,898

We met our quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in the first quarter of 2015 and we expect to meet these quarterly financial covenant requirements in each of the remaining quarters of 2015; however, if we fail to meet any of these quarterly financial covenant requirements in any of the remaining quarters in 2015 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On February 12, 2013, we entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC”) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Corporation (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note (with principal balance of $1,460,000 at February 12, 2013) that we entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. We made the final payment of approximately $10,000 on this new note in January 2015.

On August 2, 2013, we completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors) and William Lampson (“collectively, the “Lenders”), whereby we borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The proceeds from the Loan were used for general working capital purposes. The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013, and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan. In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with our Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by us. As consideration for us receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of our Common Stock at an exercise price based on the closing price of our Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, we also issued an aggregate 90,000 shares of our Common Stock, with each Lender receiving 45,000 shares. We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

During August, 2014, PF Medical S.A. executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of March 31, 2015, PF Medical S.A. has received approximately $1,545,000 in payment (of which approximately $67,000 was received in the first quarter of 2015) for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheet. PF Medical S.A. expects to receive the remaining proceeds for the stock subscription receivables by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical S.A. does not receive approximately $592,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. be paid for the 68,161 shares with shares in another publicly traded company. In addition, during January 2015, Perma-Fix Medical, S.A. entered into a preliminary Letter of Intent (“LOI”) to form a strategic partnership and secure an investment from a U.S company which is one of the largest national providers of in-office nuclear cardiology imaging services. This company uses Tc-99m in its nuclear imaging services business and provides imaging expertise to the medical community. Under the LOI, this company would, if the LOI is completed and definitive agreements are executed, invest $1,000,000 into Perma-Fix Medical S.A. The investment, when completed, would constitute approximately 5.4% of the outstanding common shares of Perma-Fix Medical S.A. When completed, this company will have the right to appoint one member to Perma-Fix Medical S.A.’s Supervisory Board, and a second appointee to either the Supervisory Board or the management team. The investment and agreements with this company are subject to numerous conditions, including, but not limited to, entering into definitive supply, stock purchase and other agreements, approval by each of the parties Boards and obtaining required approvals by Polish regulatory authorities as to issuance of the shares to this company. These arrangements are neither an offer to sell nor a solicitation of an offer to buy PF Medical S.A.’s Common Stock or any other securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful. PF Medical S.A.’s Common Stock is not registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or applicable exemption from registration from the registration requirements under the Securities Act and applicable state securities laws. As a result, the share certificate or purchase confirmation issued in connection with such private placements of PF Medical S.A.’s Common Stock will be required to bear restrictive legends describing the applicable restrictions of transferring such shares in the U.S. or to U.S. persons unless in compliance with the Securities Act.

On April 30, 2015, Perma-Fix Medical S.A. officially accepted a grant funding awarded by the National Centre for Research and Development (“NCRD”) in Poland to further develop and commercialize a novel prototype generator for the production of Tc-99m for use in cancer and cardiac imaging (“Generator Project”). The Generator Project is under the leadership and supervision of Perma-Fix Medical S.A. and consists of four additional entities from Poland, including: the National Centre for Nuclear Research - Radioisotope Centre POLATOM in Otwock; the Institute for Biopolymers and Chemical Fibers - Department of Biopolymers in Lodz; Warsaw Medical University - Department of Nuclear Administration; and the Institute of Industrial Organic Chemistry Branch in Pszczyna (together known as the “Generator Project team”). The total Generator Project budget is approximately $3,700,000, of which NCRD’s subsidy grant for the Generator Project is approximately $2,800,000 and will be funded by NCRD over a four year period. If needed, Perma-Fix Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity. Of the $2,800,000 subsidy grant allocation, Perma-Fix Medical S.A. will directly receive approximately $800,000 and the remaining amount will be allocated to other members of the Generator Project team to be used solely to support technology development and testing of the Generator Project. An initial subsidy grant for the Generator Project in the amount of approximately $240,000 is expected to be funded by NCRD during the second quarter of 2015, with the remaining subsidy grant to be funded based on milestone completion of the Generator Project.

Investing Activities

For the three months ended March 31, 2015, our purchases of capital equipment totaled approximately $121,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations and the net borrowing on our revolving credit facility. We have budgeted approximately $1,100,000 for 2015 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of March 31, 2015, which total approximately $2,049,000, payable as follows: $509,000 in remainder of 2015; $676,000 in 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of March 31, 2015, the closure and post-closure requirements for these facilities were approximately $46,388,000. We have recorded approximately $21,341,000 in a sinking fund related to these policies in other long term assets on the accompanying Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Known Trends and Uncertainties

Significant Customers. Our Segments have significant relationships with the federal government, and continue to enter into contracts, directly as the prime contractor or indirectly as a subcontractor, with the federal government. The U.S Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segments. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days notice, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $7,884,000 or 58.0% of our total revenue from continuing operations during the three months ended March 31, 2015, as compared to $5,103,000 or 48.4% of our total revenue from continuing operations during the corresponding period of 2014.

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

Our subsidiaries where the remediation expenditures will be made are the Leased Property in Dayton, Ohio, a former Resource Conservation and Recovery Act (”RCRA”) storage facility as operated by the former owners of Perma-Fix Dayton, Inc. (“PFD”), Perma-Fix of Memphis Inc.’s (“PFM” – closed location) site in Memphis, Tennessee, PFSG facility in Valdosta, Georgia, and Perma-Fix Michigan, Inc.’s (“PFMI” – closed location) site in Brownstown, Michigan. The environmental liability of PFD (as it relates to the remediation of the storage facility site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008. All of the reserves are within our discontinued operations. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At March 31, 2015, we had total accrued environmental remediation liabilities of $1,016,000, of which $728,000 is recorded as a current liability. No changes in remediation liabilities have occurred since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were not effective, as a result of the identified material weakness in our internal control over financial reporting as set forth below.

●	The Company identified a material weakness in the operational effectiveness of controls in the accounting for income taxes primarily due to its limited in-house tax expertise and its over-reliance on a third party tax professional firm. This material weakness resulted in a revision to our 2013 opening balance of accumulated deficit in our Consolidated Statements of Stockholders’ Equity and revisions to certain deferred tax assets and liabilities accounts to our Consolidated Balance Sheet as of December 31, 2013. This material weakness, if not remediated, has a potential to cause future material misstatement to be undetected. We are currently evaluating this control weakness and anticipate remediation of this control weakness in the second quarter of 2015.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

(a)	Exhibits

10.1	2015 Management Incentive Plan for Chief Executive Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on April 23, 2015.
10.2	2015 Management Incentive Plan for Chief Operating Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on April 23, 2015.
10.3	2015 Management Incentive Plan for Chief Financial Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.3 to the Company’s 8-K filed on April 23, 2015.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 8, 2015	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief (Principal) Executive Officer

Date: May 8, 2015	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer and Chief Financial Officer