Form 10-Q
period 2015-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2015-08-06
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at August 1, 2015 11,525,888 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

ASSETS
Current assets:
Cash	$1,041	$3,680
Restricted cash	152	85
Accounts receivable, net of allowance for doubtful accounts of $1,886 and $2,170, respectively	9,615	8,272
Unbilled receivables - current	5,865	7,177
Inventories	404	498
Prepaid and other assets	2,813	3,010
Deferred tax asset - current	385	385
Current assets related to discontinued operations	22	20
Total current assets	20,297	23,127

Property and equipment:
Buildings and land	20,196	20,362
Equipment	35,631	35,434
Vehicles	403	403
Leasehold improvements	11,613	11,613
Office furniture and equipment	1,828	1,799
Construction-in-progress	380	336
	70,051	69,947
Less accumulated depreciation and amortization	(48,780)	(47,123)
Net property and equipment	21,271	22,824

Property and equipment related to discontinued operations	531	681

Intangibles and other long term assets:
Permits	16,751	16,709
Other intangible assets - net	2,214	2,435
Unbilled receivables – non-current	253	273
Finite risk sinking fund	21,351	21,334
Other assets	1,178	1,253
Total assets	$83,846	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

	June 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,485	$5,350
Accrued expenses	4,212	4,540
Disposal/transportation accrual	1,412	1,737
Deferred revenue	3,321	4,873
Current liabilities related to discontinued operations	2,042	2,137
Current portion of long-term debt	2,310	2,319
Current portion of long-term debt - related party	1,414	1,414
Total current liabilities	20,196	22,370

Accrued closure costs	5,237	5,508
Other long-term liabilities	835	803
Deferred tax liabilities	5,462	5,391
Long-term liabilities related to discontinued operations	675	590
Long-term debt, less current portion	7,220	6,690
Long-term debt, less current portion - related party	242	949
Total long-term liabilities	19,671	19,931

Total liabilities	39,867	42,301

Commitments and Contingencies (Note 8)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $835 and $803, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,512,783 and 11,476,485 shares issued, respectively; 11,505,141 and 11,468,843 shares outstanding, respectively	11	11
Additional paid-in capital	103,958	103,765
Accumulated deficit	(61,976)	(59,758)
Accumulated other comprehensive (loss) income	(63)	11
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	41,842	43,941
Non-controlling interest	852	1,109
Total stockholders' equity	42,694	45,050

Total liabilities and stockholders' equity	$83,846	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2015	2014	2015	2014

Net revenues	$16,354	$12,657	$29,955	$23,201
Cost of goods sold	12,322	11,100	24,445	21,551
Gross profit	4,032	1,557	5,510	1,650

Selling, general and administrative expenses	2,905	2,970	5,776	6,182
Research and development	514	317	918	687
Impairment loss on goodwill	—	380	—	380
Gain on disposal of property and equipment	—	(16)	—	(16)
Income (loss) from operations	613	(2,094)	(1,184)	(5,583)

Other income (expense):
Interest income	11	6	20	14
Interest expense	(140)	(214)	(267)	(367)
Interest expense-financing fees	(56)	(36)	(115)	(81)
Foreign currency loss	—	—	(4)	—
Other	15	7	15	14
Income (loss) from continuing operations before taxes	443	(2,331)	(1,535)	(6,003)
Income tax expense	36	30	71	60
Income (loss) from continuing operations, net of taxes	407	(2,361)	(1,606)	(6,063)

(Loss) income from discontinued operations, net of taxes	(713)	2,372	(936)	2,105
Net (loss) income	(306)	11	(2,542)	(3,958)

Net loss attributable to non-controlling interest	(152)	—	(324)	—

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(154)	$11	$(2,218)	$(3,958)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$.05	$(.21)	$(.11)	$(.53)
Discontinued operations	(.06)	.21	(.08)	.18
Net loss per common share	$(.01)	$—	$(.19)	$(.35)

Number of common shares used in computing net income (loss) per share:
Basic	11,505	11,433	11,496	11,426
Diluted	11,536	11,433	11,496	11,426

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2015	2014	2015	2014

Net (loss) income	$(306)	$11	$(2,542)	$(3,958)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	13	10	(74)	(6)

Comprehensive (loss) income	(293)	21	(2,616)	(3,964)
Comprehensive loss attributable to non-controlling interest	(152)	—	(324)	—
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. stockholders	$(141)	$21	$(2,292)	$(3,964)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional	Common Stock	Accumulated Other	Non-controlling		Total
(Amounts in thousands, except for share amounts)	Shares	Amount	Paid-In Capital	Held In Treasury	Comprehensive Income (Loss)	Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2014	11,476,485	$11	$103,765	$(88)	$11	$1,109	$(59,758)	$45,050
Net loss	—	—	—	—	—	(324)	(2,218)	(2,542)
Foreign currency translation	—	—	—	—	(74)	—	—	(74)
Perma-Fix Medical S.A. (proceeds from stock subscription receivables)	—	—	—	—	—	67	—	67
Issuance of Common Stock upon exercise of options	2,388	—	7	—	—	—	—	7
Issuance of Common Stock for services	33,910	—	140	—	—	—	—	140
Stock-Based Compensation	—	—	46	—	—	—	—	46
Balance at June 30, 2015	11,512,783	$11	$103,958	$(88)	$(63)	$852	$(61,976)	$42,694

The accompanying notes are an integral part of these consolidated financial statements.

          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(2,542)	$(3,958)
Less: (loss) income on discontinued operations	(936)	2,105

Loss from continuing operations	(1,606)	(6,063)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,909	2,309
Amortization of debt discount	43	43
Deferred tax expense	71	60
Recovery of bad debt reserves	(21)	(6)
Impairment loss on goodwill	—	380
Gain on disposal of plant, property and equipment	—	(16)
Issuance of common stock for services	140	129
Stock-based compensation	46	(17)
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(1,322)	(2,654)
Unbilled receivables	1,332	793
Prepaid expenses, inventories and other assets	451	960
Accounts payable, accrued expenses and unearned revenue	(2,316)	(247)
Cash used in continuing operations	(1,273)	(4,329)
Cash used in discontinued operations	(798)	(1,527)
Cash used in operating activities	(2,071)	(5,856)

Cash flows from investing activities:
Purchases of property and equipment	(265)	(333)
Proceeds from sale of property and equipment	—	42
Payment to finite risk sinking fund	(17)	(14)
Cash used in investing activities of continuing operations	(282)	(305)
Proceeds from property insurance claims of discontinued operations	—	5,727
Net cash (used in) provided by investing activities	(282)	5,422

Cash flows from financing activities:
Repayments of revolving credit borrowings	(31,478)	(30,295)
Borrowing of revolving credit	33,162	31,686
Proceeds from Issuance of common stock	7	—
Principal repayments of long term debt	(1,164)	(1,236)
Principal repayments of long term debt-related party	(750)	—
Cash (used in) provided by financing activities of continuing operations	(223)	155
Principal repayments of long term debt for discontinued operations	—	(18)
Cash (used in) provided by financing activities	(223)	137

Effect of exchange rate changes on cash	(63)	—

Decrease in cash	(2,639)	(297)
Cash at beginning of period	3,680	333
Cash at end of period	$1,041	$36

Supplemental disclosure:
Interest paid	$277	$341
Income taxes paid	50	30

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

June 30, 2015

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2015.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2014 consolidated financial statements referred to above.

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation Stock – Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company's financial condition, results of operations or cash flows.

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

In November 2014, the FASB issued ASU, 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” ASU 2014-06 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company's financial condition, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company's financial condition, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company's financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company's financial condition, results of operations or cash flows.

3.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2015			December 31, 2014
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	8-18	$512	$(186)	$326	$512	$(168)	$344
Software	3	379	(358)	21	375	(319)	56
Customer relationships	12	3,370	(1,503)	1,867	3,370	(1,335)	2,035
Permit	10	545	(345)	200	545	(318)	227
Total		$4,806	$(2,392)	$2,414	$4,802	$(2,140)	$2,662

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method. The Company has only one definite-lived permit that is subject to amortization.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2015 (remaining)	$239
2016	425
2017	391
2018	361
2019	280
$1,696

Amortization expenses relating to the definite-lived intangible assets as discussed above were $125,000 and $252,000 for the three and six months ended June 30, 2015, respectively, and $176,000 and $352,000 for the three and six months ended June 30, 2014, respectively.

Goodwill Impairment

During the second quarter of 2014, the Company recorded a goodwill impairment charge of $380,000 in connection with the sale of our Schreiber, Yonley and Associates, Inc. (“SYA”) subsidiary which was completed on July 29, 2014.

4.	Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors. No stock options were granted during the first six months of 2015 or 2014.

As of June 30, 2015, the Company had an aggregate of 55,000 employee stock options outstanding (from the 2010 Stock Option Plans), of which none are vested. The weighted average exercise price of the 55,000 outstanding employee stock options is $5.00 with a remaining weighted contractual life of 5.0 years. Additionally, we had an aggregate of 166,635 outstanding director stock options (from the 2003 Outside Directors Stock Plans), of which all are vested. The weighted average exercise price of the 166,635 outstanding and fully vested director stock options is $8.88 with a remaining weighted contractual life of 4.6 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2015, and 2014, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 and 2004 Stock Option Plans and the 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding Janury 1, 2015	239,023	$7.81
Granted	—	—
Exercised	(2,388)	2.79		$3,248
Forfeited/expired	(15,000)	7.10
Options outstanding end of period (1)	221,635	7.91	4.7	$18,869
Options exercisable at June 30, 2015(1)	166,635	$8.88	4.6	$18,869
Options vested and expected to be vested at June 30, 2015	212,835	$8.04	4.7	$18,869

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding Janury 1, 2014	362,800	$9.53
Granted	—	—
Exercised	—	—		—
Forfeited/expired	(62,000)	7.96
Options outstanding end of period (1)	300,800	9.85	2.8	$41,070
Options exercisable at June 30, 2014(1)	300,800	$9.85	2.8	$41,070
Options vested and expected to be vested at June 30, 2014	300,800	$9.85	2.8	$41,070

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2015 and 2014 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2015	2014	2015	2014
Employee Stock Options	$13,000	$—	$26,000	$(39,000)
Director Stock Options	—	1,000	20,000	22,000
Total	$13,000	$1,000	$46,000	$(17,000)

The Company recognized stock-based compensation expense using a straight-line amortization method over the requisite service period, which is the vesting period of the stock option grant. ASC 718, “Compensation – Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has generally estimated forfeiture rates based on historical trends of actual forfeitures. When actual forfeitures vary from our estimates, the Company recognizes the difference in compensation expense in the period the actual forfeitures occur or when options vest. The total stock-based compensation expense for the six months ended June 30, 2014 included a reduction in expense of approximately $54,000 resulting from the forfeiture of options by Mr. Jim Blankenhorn, our Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. The COO was granted an option from the Company’s 2010 Stock Option Plan on July 25, 2011, to purchase up to 60,000 shares of the Company’s Common Stock at $7.85 per share. The options had a six year contractual term with one-third yearly vesting over a three year period.

As of June 30, 2015, the Company has approximately $99,000 of total unrecognized compensation cost related to unvested options, of which $27,000 is expected to be recognized in remaining 2015, $53,000 in 2016, with the remaining $19,000 in 2017.

During the six months ended June 30, 2015, the Company issued a total of 33,910 shares of our Common Stock under our 2003 Plan to our outside directors as compensation for serving on our Board of Directors. Also, an outside director exercised 2,388 options from the 2003 Plan for the purchase of 2,388 shares of the Company’s Common Stock at $2.79 per share.

5.	Income (Loss) Per Share

Basic Income (loss) per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted income (loss) per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2015	2014	2015	2014
Net (loss) income attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$559	$(2,361)	$(1,282)	$(6,063)
(Loss) income from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(713)	2,372	(936)	2,105
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(154)	$11	$(2,218)	$(3,958)

Basic (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.01)	$—	$(.19)	$(.35)

Diluted (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.01)	$—	$(.19)	$(.35)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,505	11,433	11,496	11,426
Add: dilutive effect of stock options	4	—	—	—
Add: dilutive effect of warrants	27	—	—	—
Diluted weighted average shares outstanding	11,536	11,433	11,496	11,426

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Upon exercise of options	202,600	276,800	185,800	276,800

6.	Long Term Debt

Long-term debt consists of the following at June 30, 2015 and December 31, 2014:

(Amounts in Thousands)	June 30, 2015	December 31, 2014
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivables, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at June 30, 2015) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first six months of 2015 was 3.3%. (1)	$1,685	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due on October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first six months of 2015 was 3.7%. (1)	7,810	8,952
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, paid in full on January 30, 2015. (2)	—	10
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	1,656	2,363
Capital lease (interest at rate of 6.0%)	35	47
	11,186	11,372
Less current portion of long-term debt	3,724	3,733
	$7,462	$7,639

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($94,000) and ($137,000) for June 30, 2015 and December 31, 2014, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

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

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in each of the first and second quarters of 2015.

As of June 30, 2015, the availability under our revolving credit was $3,637,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, the Company entered into an amendment to the Amended Loan Agreement which among other things, authorized the Company to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

Promissory Notes and Installment Agreements

On February 12, 2013, the Company entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC”) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that the Company asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Corporation (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note that the Company entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. Final payment of approximately $10,000 on this note was made in January 2015.

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors and is also a member of the Board of Directors for our majority-owned Polish subsidiary, Perma-Fix Medical S.A.) and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above). In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, the Company issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The Company determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

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

On April 4, 2014, the Company completed the acquisition of a controlling interest in a Polish Company, a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation (“PF Medical Corporation”) organized by the Company (incorporated in January 2014). PF Medical Corporation’s only asset was and is a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 (“Tc-99m”) for medical diagnostic applications. Since the acquired shell company (now named as Perma-Fix Medical S.A. or PF Medical S.A.) did not meet the definition of a business under ASC 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The primary purpose of PF Medical S.A. (which the Company owns 64% of as of June 30, 2015) is to provide a financing vehicle for the development and marketing of its medical isotope or Tc-99m technology used in medical diagnostic testing for potential use throughout the world.

During August, 2014, PF Medical S.A. executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of June 30, 2015, PF Medical S.A. has received approximately $1,545,000 in proceeds (of which approximately $67,000 was received in the first quarter of 2015) for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheet. PF Medical S.A. expects to receive the remaining proceeds for the stock subscription receivables in the amount of approximately $761,000 by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical S.A. does not receive approximately $599,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical S.A. has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical S.A. or for PF Medical S.A. to be paid for the 68,161 shares with shares of another publicly traded company. See Note 13 – “Subsequent Events” for further information regarding PF Medical S.A.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. As of June 30, 2015, our financial assurance coverage amount under this policy totaled approximately $38,454,000. The Company has recorded $15,443,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $972,000 on the sinking fund as of June 30, 2015. Interest income for the three and six month periods ended June 30, 2015, was approximately $6,000 and $14,000, respectively. Interest income for the three and six month periods ended June 30, 2014, was approximately $5,000 and $11,000, respectively. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of June 30, 2015, the Company has recorded $5,908,000 in our sinking fund related to this policy in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $208,000 on the sinking fund as of June 30, 2015. Interest income for the three and six month periods ended June 30, 2015, was approximately $2,000 and $3,000, respectively. Interest income for the three and six month periods ended June 30, 2014, was approximately $1,000 and $3,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2014 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonding requirements.

9.	Discontinued Operations

The Company’s discontinued operations consist of subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility. On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. In 2014, the Company elected not to rebuild the PFSG facility. The Company carried general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down the Company’s Revolving Credit.

On May 11, 2015, PFSG received a Consent Order (“CO”) from the Georgia Department of Natural Resources Environmental Protection Division (“GAEPD”), which alleged certain violations of Georgia Rules for Hazardous Waste Management and the PFSG Hazardous Waste Permit. The CO also established the process for formerly closing the PFSG hazardous waste management facilities, should PFSG elect to do so. The CO requests payment of $201,200 as penalty for these alleged violations which was paid by the Company and recorded in the three months ended June 30, 2015. Pursuant to the CO, PFSG shall have 60 days from July 1, 2015 to provide notification of final closure of the entire facility or intent to resume hazardous waste management operations; and 90 days from July 1, 2015 to submit a post closure plan in the event PFSG decides to proceed with final closure of the facility. The Company has begun initiating full closure requirements of the facility which will include submittal of a post closure plan to be approved by GAEPD. As a result, PFSG is no longer classified as held for sale.

On June 4, 2015, the Company entered into a letter of intent (“LOI”) to sell the property which our Perma-Fix of Michigan, Inc. (“PFMI”) formerly operated on for a sale price of approximately $450,000. PFMI is a closed location. The sale of the property at PFMI is subject to execution of a purchase agreement and completion of due diligence within 90 days of the LOI. As required by ASC 360, the Company concluded that tangible asset impairment existed for PFMI as of June 30, 2015 and recorded approximately $150,000 in asset impairment charge which was included in “(Loss) income from discontinued operations, net of taxes” in the accompanying Consolidated Condensed Statements of Operations.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2015 and 2014. Operating loss for the three and six months ended June 30, 2015 included the penalty recorded for PFSG and the asset impairment charge recorded for PFMI as discussed above. Operating loss for the three and six months ended June 30, 2014 included a tangible asset impairment charge of approximately $685,000 recorded during the second quarter of 2014 for PFSG. Remaining operating losses for the periods reflected below were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations, primarily for the PFSG site.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2015	2014	2015	2014

Net revenues	$—	$—	$—	$—
Interest expense	$—	$(6)	$(1)	$(7)
Operating loss from discontinued operations	$(713)	$(1,169)	$(936)	$(1,436)
Income tax expense	$—	$—	$—	$—
Gain on insurance settlement of discontinued operations	$—	$3,541	$—	$3,541
(Loss) income from discontinued operations	$(713)	$2,372	$(936)	$2,105

The following table presents the major class of assets of discontinued operations that are classified as held for sale as of June 30, 2015 and December 31, 2014. The held for sale assets may differ at the closing of a sale transaction from the reported balances as of June 30, 2015. Assets and liabilities previously classified as held for sale for PFSG for as of December 31, 2014 have been reclassified to assets and liabilities not held for sale (see charts below) due to the Company’s decision to initiate final closure of PFSG.

	June 30,	December 31,
(Amounts in Thousands)	2015	2014

Property	$450	$600
Total assets held for sale	$450	$600

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(Amounts in Thousands)	2015	2014
Current assets
Other assets	$22	20
Total current assets	22	20
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets not held for sale	$103	$101
Current liabilities
Accounts payable	$915	$947
Accrued expenses and other liabilities	500	462
Environmental liabilities	627	728
Total current liabilities	2,042	2,137
Long-term liabilities
Closure liabilities	306	302
Environmental liabilities	369	288
Total long-term liabilities	675	590
Total liabilities not held for sale	$2,717	$2,727

(1) net of accumulated depreciation of $10,000 for each period presented.

10.	Operating Segments

In accordance with ASC 280, “Segment Reporting,” we define an operating segment as a business activity: (a) from which we may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the Chief Operating Officer (our Chief Operating Decision Maker) to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

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

The table below presents certain financial information of our operating segments as of and for the three and six months ended June 30, 2015 and 2014 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2015
	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$11,087	$5,267	$16,354	$—	$16,354
Intercompany revenues	1	6	7	—	—
Gross profit	3,335	697	4,032	—	4,032
Interest income	1	—	1	10	11
Interest expense	(11)	—	(11)	(129)	(140)
Interest expense-financing fees	—	—	—	(56)	(56)
Depreciation and amortization	743	190	933	10	943
Segment profit (loss)	2,258	60	2,318	(1,911)	407
Expenditures for segment assets	138	—	138	6	144

Segment Reporting for the Quarter Ended June 30, 2014
	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$9,396	$3,261	$12,657	$—	$12,657
Intercompany revenues	—	33	33	—	—
Gross profit	1,325	232	1,557	—	1,557
Interest income	—	—	—	6	6
Interest expense	(15)	(1)	(16)	(198)	(214)
Interest expense-financing fees	—	2	2	(38)	(36)
Depreciation and amortization	837	248	1,085	13	1,098
Segment profit (loss)	166	(944)	(778)	(1,583)	(2,361)
Expenditures for segment assets	120	—	120	—	120

Segment Reporting for the Six Months Ended June 30, 2015
	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$20,836	$9,119	$29,955	$—	$29,955
Intercompany revenues	2	15	17	—	—
Gross profit	4,570	940	5,510	—	5,510
Interest income	2	—	2	18	20
Interest expense	(34)	—	(34)	(233)	(267)
Interest expense-financing fees	(2)	—	(2)	(113)	(115)
Depreciation and amortization	1,507	380	1,887	22	1,909
Segment profit (loss)	2,443	(241)	2,202	(3,808)	(1,606)
Expenditures for segment assets	244	13	257	8	265

Segment Reporting for the Six Months Ended June 30, 2014
	Treatment	Services	Segments Total	Corporate And Other (1)	Consolidated Total
Revenue from external customers	$17,068	$6,133	$23,201	$—	$23,201
Intercompany revenues	—	44	44	—	—
Gross profit	1,435	215	1,650	—	1,650
Interest income	—	—	—	14	14
Interest expense	(25)	(1)	(26)	(341)	(367)
Interest expense-financing fees	—	2	2	(83)	(81)
Depreciation and amortization	1,787	496	2,283	26	2,309
Segment loss	(1,007)	(1,992)	(2,999)	(3,064)	(6,063)
Expenditures for segment assets	331	2	333	—	333

(1) Amounts reflect the activity for corporate headquarters and PF Medical S.A., not included in the segment information.

11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $36,000 and $71,000 from continuing operations for the three and six months ended June 30, 2015, respectively, and income tax expenses of $30,000 and $60,000 from continuing operations for the three and six months ended June 30, 2014, respectively. The Company’s effective tax rates were approximately 6.1% and (5.9%) for the three and six months ended June 30, 2015, respectively, and (1.5%) and (1.1%) for the three and six months ended June 30, 2014, respectively.  The Company has provided a full valuation allowance on its net deferred tax assets.

12.	Related Party Transactions

Mr. John Climaco.

On June 2, 2015, Mr. Climaco was elected as the Executive Vice President of Perma-Fix Medical S.A. (“PF Medical”), a majority-owned Polish subsidiary of the Company. Mr. Climaco will receive an annual salary from PF Medical of $150,000. Mr. Climaco currently serves as a Director of the Company and a member of the Strategic Advisory Committee of the Board.

On October 17, 2014, the Company’s Compensation and Stock Option Committee and the Board, with Mr. Climaco abstaining, approved a consulting agreement with John Climaco. Pursuant to the consulting agreement, Mr. Climaco was responsible to, among other things:

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

Mr. Climaco was paid $22,000 per month under the consulting agreement, beginning September 2014. This consulting agreement was terminated effective June 2, 2015, upon Mr. Climaco’s election as Executive Vice-President of PF Medical discussed above.

Mr. Climaco is also a director of Digirad Corporation. On July 24, 2015, PF Medical entered into a multi-year Tc-99m Supplier Agreement and a Subscription Agreement with Digirad Corporation (see “Note 13 - Subsequent Events” for further information regarding these Agreements).

PF Medical

Mr. Robert L. Ferguson, who the Company borrowed $3,000,000 pursuant to a Loan and Security Purchase Agreement and promissory note, dated August 2, 2013, and who also serves as an advisor to the Company’s Board, was also named as a member of its Supervisory Board of Directors of PF Medical (see “Note 6 – Long Term Debt – Promissory Note and Installment Agreements” for further information of this loan).

13.	Subsequent Events

PF Medical

On July 24, 2015, the Company’s majority-owned Polish subsidiary, PF Medical and Digirad Corporation, a Delaware corporation (“Digirad”), Nasdaq: DRAD, entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement”), (together, the “Digirad Agreements”). The Supplier Agreement is effective upon the completion of the Subscription Agreement. PF Medical was formed to develop and commercialize a new process to produce Tc-99m, the most widely used medical isotope in the world. Pursuant to the terms of the Digirad Agreements, Digirad purchased 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000. Under Polish law, issuance of shares requires approval of the shares by the Polish court which is expected to occur in the third quarter of 2015. In the event that the shares are not approved by the Polish court within 120 days from the date of payment by Digirad to PF Medical of the $1,000,000 purchase price on July 24, 2015, Perma-Fix Medical and Digirad have agreed that Perma-Fix Medical will return the $1,000,000 to Digirad and the Digirad Agreements shall terminate. The 71,429 share investment made by Digirad, when completed, will constitute approximately 5.4% of the outstanding common shares of Perma-Fix Medical. Upon issuance of the 71,429 shares to Digirad, the Company’s ownership interest in Perma-Fix Medical would be diluted from approximately 64.0% to approximately 60.5%. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and Perma-Fix Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	expect to meet our quarterly financial covenant requirements in each of the remaining quarters of 2015;
●	ability to achieve profitability;
●	continuing demand for our services;
●	successfully implement our plan and generate positive cash flow in 2015;
●	expand into both commercial and international markets to increase revenues;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our obligations;
●	ability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor);
●	manner in which the government will be required to spend funding to remediate federal sites;
●	reducing operating costs to bring them in line with revenue level, when necessary;
●	receive remaining proceeds for the stock subscription receivables by December 2015;
●	fund capital expenditures from cash from operations and/or financing;
●	official issuance of grant for the Generator Project by NCRD is expected to occur during the latter part of 2015;
●	subsidy grant is expected to be funded based on milestone completion of the Generator Project;
●	if needed, Perma-Fix Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity;
●	fund the expenses to remediate these sites (PFSG, PFD, PFMI, and PFM) from funds generated internally;
●	potential effect of being a PRP;
●	approval of issuance of restricted Series F Stock by Polish court;
●	we could become a PRP at a remedial action site, which could have a material adverse effect; and
●	ability to remediate material weakness in internal control over financial reporting.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	manner in which government will spend funding for remediation projects;
●	material reduction in revenues;
●	reduction in levels of government funding for remediation projects;
●	ability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●

discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for treatment, storage and disposal activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	termination or renegotiation of contracts with federal agencies or subcontracts involving federal agencies;
●	reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue; and
●	Risk Factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2014 Form 10-K and Form 10-Q for the quarter ended March 31, 2015.

Overview

Revenue increased $3,697,000 or 29.2% to $16,354,000 for the three months ended June 30, 2015 from $12,657,000 for the corresponding period of 2014. Revenue from our Treatment Segment increased $1,691,000 or 18.0% primarily due to higher waste volume. Services revenue increased $2,006,000 or 61.5% primarily due to a contract which was awarded to us in the second half of 2014 in the nuclear services area. Gross profit increased $2,475,000 or 159.0% primarily due to the increase in revenue and reduction in fixed costs as we continue to streamline our expenses. Selling, General, and Administrative (“SG&A”) expenses decreased $65,000 or 2.2% for the three months ended June 30, 2015 as compared to the corresponding period of 2014.

Business Environment, Outlook and Liquidity

The Company’s business is heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. The Company continues to focus on expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the USA. This includes new services, new customers and increased market share in our current markets. Although no assurances can be given, we believe we will be able to successfully implement this plan and generate positive cash flow for the remainder of 2015.

The Company’s cash flow requirements for the remainder of 2015 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures which we expect to fund from operations and our credit facility.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2015	%	2014	%	2015	%	2014	%
Net revenues	$16,354	100.0	$12,657	100.0	$29,955	100.0	$23,201	100.0
Cost of goods sold	12,322	75.3	11,100	87.7	24,445	81.6	21,551	92.9
Gross profit	4,032	24.7	1,557	12.3	5,510	18.4	1,650	7.1
Selling, general and administrative	2,905	17.8	2,970	23.5	5,776	19.3	6,182	26.6
Impairment loss on goodwill	—	—	380	3.0	—	—	380	1.6
Research and development	514	3.1	317	2.5	918	3.1	687	3.0
Gain on disposal of property and equipment	—	—	(16)	—	—	—	(16)	—
Income (loss) from operations	613	3.8	(2,094)	(16.7)	(1,184)	(4.0)	(5,583)	(24.1)
Interest income	11	—	6	—	20	—	14	—
Interest expense	(140)	(.9)	(214)	(1.7)	(267)	(.9)	(367)	(1.5)
Interest expense-financing fees	(56)	(.3)	(36)	—	(115)	(.3)	(81)	(.3)
Foreign currency loss	—	—	—	—	(4)	—	—	—
Other	15	.1	7	—	15	—	14	—
Income (loss) from continuing operations before taxes	443	2.7	(2,331)	(18.4)	(1,535)	(5.2)	(6,003)	(25.9)
Income tax expense	36	.2	30	.2	71	.2	60	.2
Income (loss) from continuing operations	$407	2.5	$(2,361)	(18.6)	$(1,606)	(5.4)	$(6,063)	(26.1)

Summary – Three and Six Months Ended June 30, 2015 and 2014

Consolidated revenues increased $3,697,000 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change	% Change
Treatment
Government waste	$8,322	50.9	$6,180	48.8	$2,142	34.7
Hazardous/non-hazardous	1,276	7.8	1,158	9.1	118	10.2
Other nuclear waste	1,489	9.1	2,058	16.3	(569)	(27.6)
Total	11,087	67.8	9,396	74.2	1,691	18.0

Services
Nuclear services	4,591	28.1	1,545	12.2	3,046	197.2
Technical services	676	4.1	1,716	13.6	(1,040)	(60.6)
Total	5,267	32.2	3,261	25.8	2,006	61.5

Total	$16,354	100.0	$12,657	100.0	$3,697	29.2

Net Revenue

Treatment Segment revenue increased $1,691,000 or 18.0% for the three months ended June 30, 2015 over the same period in 2014. The revenue increase was primarily due to higher revenue generated from government clients of approximately $2,142,000 or 34.7% due to higher waste volume. Other nuclear revenue decreased approximately $569,000 primarily due to lower waste volume. Services Segment revenue increased $2,006,000 or 61.5% in the three months ended June 30, 2015 from the corresponding period of 2014 primarily as a result of increased revenue generated from the nuclear services area from a certain contract which was awarded to us in the second half of 2014. Revenue generated from this contract was approximately $2,900,000 in the second quarter of 2015. The decrease in revenue in the technical services area was primarily due to the divestiture of Schreiber, Yonley & Associates, Inc. (“SYA”) subsidiary in July 2014, which generated revenues of approximately $834,000 in the second quarter of 2014.

Consolidated revenues increased $6,754,000 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change	% Change
Treatment
Government waste	$15,376	51.3	$10,312	44.4	$5,064	49.1
Hazardous/non-hazardous	2,273	7.6	2,085	9.0	188	9.0
Other nuclear waste	3,187	10.7	4,671	20.2	(1,484)	(31.8)
Total	20,836	69.6	17,068	73.6	3,768	22.1

Services
Nuclear services	7,670	25.6	3,029	13.0	4,641	153.2
Technical services	1,449	4.8	3,104	13.4	(1,655)	(53.3)
Total	9,119	30.4	6,133	26.4	2,986	48.7

Total	$29,955	100.0	$23,201	100.0	$6,754	29.1

Net Revenue

Treatment Segment revenue increased $3,768,000 or 22.1% for the six months ended June 30, 2015 over the same period in 2014. The revenue increase was primarily due to higher revenue generated from government clients of approximately $5,064,000 or 49.1% due to higher waste volume. Other nuclear revenue decreased approximately $1,484,000 primarily due to lower waste volume. Services Segment revenue increased $2,986,000 or 48.7% in the six months ended June 30, 2015 from the corresponding period of 2014 primarily as a result of increased revenue generated from the nuclear services area from a certain contract which was awarded to us in the second half of 2014. Revenue generated from this contract was approximately $4,800,000 in the first six months of 2015. The decrease in revenue in the technical services area was primarily due to the divestiture of the SYA subsidiary in July 2014, which generated revenues of approximately $1,614,000 in the first six months of 2014.

Cost of Goods Sold

Cost of goods sold increased $1,222,000 for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$7,752	69.9	$8,071	85.9	$(319)
Services	4,570	86.8	3,029	92.9	1,541
Total	$12,322	75.3	$11,100	87.7	$1,222

Cost of goods sold for the Treatment Segment decreased by $319,000 or approximately 4.0% primarily due to revenue mix and reduction in certain of our fixed costs. We incurred lower disposal, transportation, lab, and material and supplies costs totaling approximately $260,000. Our overall fixed costs were lower by approximately $75,000. Total salaries and payroll related expenses were lower by approximately $127,000 from lower headcount and lower healthcare costs which were partially offset by higher 401(k) matching expenses in the amount of approximately $32,000 as we re-established our matching program effective January 1, 2015. Total general expenses were lower by approximately $11,000 in various categories as we continue to streamline costs. Depreciation expense was lower by $56,000 as certain fixed assets became fully depreciated in June 2014. These lower fixed costs were offset by higher maintenance costs of approximately $132,000 due to maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $1,541,000 or 50.9% primarily due to the increase in revenue as discussed above. The increase was primarily in salaries and payroll related and travel expenses totaling approximately $820,000, with the remaining increase in material and supplies of approximately $430,000 and increase in disposal costs of approximately $300,000 due to waste shipped offsite in connection with certain projects. Included within cost of goods sold is depreciation and amortization expense of $893,000 and $962,000 for the three months ended June 30, 2015, and 2014, respectively.

Cost of goods sold increased $2,894,000 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$16,266	78.1	$15,633	91.6	$633
Services	8,179	89.7	5,918	96.5	2,261
Total	$24,445	81.6	$21,551	92.9	$2,894

Cost of goods sold for the Treatment Segment increased by $633,000 or 4.0% primarily due to higher revenue. We incurred higher disposal, transportation, lab, and material and supplies costs totaling approximately $826,000. Our overall fixed costs were lower by approximately $233,000. We incurred a significant reduction in depreciation expense of approximately $186,000 as certain fixed assets became fully depreciated in June 2014. Salaries and payroll related expenses were lower by approximately $168,000 due to lower headcount and lower healthcare costs which were partially offset by higher 401(k) matching expenses in the amount of approximately $63,000 as we re-established our matching program effective January 1, 2015. General expenses were lower by approximately $68,000 in various categories as we continue our effort in streamlining our costs. These lower fixed costs were offset by higher maintenance costs of approximately $220,000 due to maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $2,261,000 or 38.2% primarily due to the increase in revenue as discussed above, with increases primarily in salaries and payroll related and travel expenses totaling approximately $1,577,000, with the remaining increases in material and supplies of $595,000 and disposal costs of $300,000 (as discussed in the three months ended June 30, 2015 above). The increased cost was partially offset by lower outside services expenses, resulting from fewer subcontracting/consulting services, of approximately $120,000 and lower general expenses of $90,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $1,805,000 and $2,020,000 for the six months ended June 30, 2015, and 2014, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2015 increased $2,475,000 over the same period in 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$3,335	30.1	$1,325	14.1	$2,010
Services	697	13.2	232	7.1	465
Total	$4,032	24.7	$1,557	12.3	$2,475

The increase in gross profit was primarily due to the increase in gross profit in the Treatment Segment. Treatment Segment gross profit increased $2,010,000 or 151.7% and gross margin increased to 30.1% from 14.1% primarily due to increased revenue from higher waste volume. In the Services Segment, the increases in gross profit of $465,000 and gross margin of approximately 6.1% was primarily due to the increase in revenue as discussed above. In addition, in the second quarter of 2014, we completed a reduction in work force which reduced headcount in our effort to bring our cost structure in line with our revenue volume.

Gross profit for the six months ended June 30, 2015, increased $3,860,000 over 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$4,570	21.9	$1,435	8.4	$3,135
Services	940	10.3	215	3.5	725
Total	$5,510	18.4	$1,650	7.1	$3,860

The increase in gross profit was primarily due to the increase in gross profit in the Treatment Segment. Treatment Segment gross profit increased $3,135,000 or 218.5% and gross margin increased to 21.9% from 8.4% primarily due to a reduction of fixed costs as discussed above and increased revenue from higher waste volume. In the Services Segment, the increases in gross profit of $725,000 and gross margin were primarily due to the increase in revenue as discussed above. In addition, in the second quarter of 2014, we completed a reduction in work force which reduced headcount in our effort to bring our cost structure in line with our revenue.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased $65,000 for the three months ended June 30, 2015, as compared to the corresponding period for 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change
Administrative	$1,277	—	$1,154	—	$123
Treatment	976	8.8	995	10.6	(19)
Services	652	12.4	821	25.2	(169)
Total	$2,905	17.8	$2,970	23.5	$(65)

The decrease in total SG&A was primarily due to lower SG&A in the Services Segment. Salaries and payroll related expenses were lower by approximately $151,000 from lower headcount which was attributed to a reduction in workforce which occurred in May 2014. Amortization expense was lower by $40,000 due to certain amortizable intangible assets which became fully amortized in July 2014. General expenses were lower in various categories totaling approximately $16,000. These lower costs were offset by higher outside services of approximately $36,000 due to more legal/business matters. The small reduction in Treatment SG&A was primarily due to lower payroll related and healthcare expenses. The increase in administrative SG&A was primarily the result of higher outside services expenses by approximately $117,000 resulting from more consulting/business/legal matters, higher travel expenses by $20,000, and higher general expenses by approximately $33,000. These higher costs were partially offset by lower salaries and payroll related expenses totaling approximately $45,000. Included in SG&A expenses is depreciation and amortization expense of $50,000 and $100,000 for the three months ended June 30, 2015, and 2014, respectively.

SG&A expenses decreased $406,000 for the six months ended June 30, 2015, as compared to the corresponding period for 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change
Administrative	$2,650	—	$2,412	—	$238
Treatment	1,933	9.3	2,010	11.8	(77)
Services	1,193	13.1	1,760	28.7	(567)
Total	$5,776	19.3	$6,182	26.6	$(406)

The decrease in total SG&A was primarily due to lower SG&A in the Services Segment. Salaries and payroll related expenses were lower by approximately $442,000 from lower headcount which was attributed to a reduction in workforce which occurred in May 2014. Amortization expense was lower by approximately $80,000 due to certain amortizable intangible assets which became fully amortized in July 2014 and general expenses were lower in various categories totaling approximately $62,000. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses from lower headcount. The increase in administrative SG&A was primarily the result of higher outside services expenses by approximately $245,000 resulting from more consulting/business/legal matters, higher travel expenses by $26,000, and higher general expenses by $39,000. Stock based compensation expenses were also higher by approximately $65,000. Our stock based compensation expenses for the first six months of 2014 included a reduction in expenses of approximately $54,000 recorded in the first quarter of 2014 resulting from the forfeiture of options by our previous Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. These higher costs were partially offset by lower salaries and payroll related expenses totaling approximately $135,000 from lower headcount. Included in SG&A expenses is depreciation and amortization expense of $104,000 and $200,000 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development (“R&D”)

Research and development costs increased $197,000 and $231,000 for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods of 2014. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies to increase company offerings and technological enhancement of new potential waste treatment processes. Our R&D costs included approximately $432,000 and $184,000 for the three months ended June 30, 2015 and the corresponding period of 2014, respectively, and approximately $827,000 and $317,000 for the six months ended June 30, 2015 and the corresponding period of 2014, respectively, for the R&D of the medical isotope (Technetium-99 or “Tc-99m”) technology (see “Financial Activities” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information of PF Medical S.A. whose primary purpose is the R&D of technology for the Medical Isotope project). Included in R&D expense is depreciation expense of $36,000 and $89,000 for the three and six months ended June 30, 2014, respectively. No depreciation expense was included in R&D expense for the three and six months ended June 30, 2015.

Interest Expense

Interest expense decreased approximately $74,000 and $100,000 for the three and six months ended June 30, 2015, respectively, as compared to the corresponding period of 2014 primarily due to lower interest from our declining Term Loan balance. Also, interest expense was lower in 2015 as interest expense for the three and six months ended June 30, 2014 included approximately $37,000 in loss on debt modification (recorded in accordance with ASC 470-50, “Debt – Modification and Extinguishment”) incurred as a result of an amended loan agreement that we entered into with our lender on April 14, 2014, which reduced our Revolving Credit line from $18,000,000 to $12,000,000.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $20,000 and $34,000 for the three and six months ended June 2015, respectively, as compared to the corresponding period of 2014. The increase was primarily due to an increase in monthly amortized financing fees associated with amendments to our credit facility that we entered into with our lender in April 2014 and July 2014.

Discontinued Operations and Divestitures

The Company’s discontinued operations consist of subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our Perma-Fix of South Georgia, Inc. (“PFSG”) facility. On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. In 2014, the Company elected not to rebuild the PFSG facility. The Company carried general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used to pay down the Company’s Revolving Credit.

On May 11, 2015, PFSG received a Consent Order (“CO”) from the Georgia Department of Natural Resources Environmental Protection Division (“GAEPD”), which alleged certain violations of Georgia Rules for Hazardous Waste Management and the PFSG Hazardous Waste Permit. The CO also established the process for formerly closing the PFSG hazardous waste management facilities, should PFSG elect to do so. The CO requests payment of $201,200 as penalty for these alleged violations which was paid by the Company and recorded in the three months ended June 30, 2015. Pursuant to the CO, PFSG shall have 60 days from July 1, 2015 to provide notification of final closure of the entire facility or intent to resume hazardous waste management operations; and 90 days from July 1, 2015 to submit a post closure plan in the event PFSG decides to proceed with final closure of the facility. The Company has begun initiating full closure requirements of the facility which will include submittal of a post closure plan to be approved by GAEPD. As a result, PFSG is no longer classified as held for sale.

On June 4, 2015, the Company entered into a letter of intent (“LOI”) to sell the property which our Perma-Fix of Michigan, Inc. (“PFMI”) formerly operated on for a sale price of approximately $450,000. PFMI is a closed location. The sale of the property at PFMI is subject to execution of a purchase agreement and completion of due diligence within 90 days of the LOI. As required by ASC 360, the Company concluded that tangible asset impairment existed for PFMI as of June 30, 2015 and recorded approximately $150,000 in asset impairment charge.

Our discontinued operations had no revenue for the three and six months ended June 30, 2015 and the corresponding period of 2014. We had net losses of $713,000 and $936,000 for our discontinued operations for the three and six months ended June 30, 2015, respectively. Our losses for the three and six months ended June 30, 2015 included the penalty recorded for our PFSG facility and the asset impairment charge recorded for our PFMI facility as discussed above. We had net income of $2,372,000 and $2,105,000 for our discontinued operations for the three and six months ended June 30, 2014, respectively. Our income from discontinued operations for the three and six months ended June 30, 2014, included a gain on insurance settlement of approximately $3,541,000 and asset impairment charges of $685,000 for our PFSG subsidiary.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2015 were primarily financed by our operations and Credit Facility. Our ability to achieve and maintain profitability is dependent upon our ability to generate profitable revenues through successfully implementing our business plans, which includes expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the United States of America. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our Credit Facility are sufficient to fund our operations.

The following table reflects the cash flow activity for the first six months of 2015:

(In thousands)	2015
Cash used in operating activities of continuing operations	$(1,273)
Cash used in operating activities of discontinued operations	(798)
Cash used in investing activities of continuing operations	(282)
Cash used in financing activities of continuing operations	(223)
Effect of exchange rate changes on cash	(63)
Decrease in cash	$(2,639)

As of June 30, 2015, we were in a net borrowing position (Revolving Credit Facility). The cash balance at June 30, 2015, is primarily cash from our Polish subsidiary, Perma-Fix Medical S.A. (which is not a credit party under our Amended Loan Agreement) and minor petty cash and local account balances used for miscellaneous services and supplies at our remaining subsidiaries.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $9,615,000 at June 30, 2015, an increase of $1,343,000 from the December 31, 2014 balance of $8,272,000. The increase was primarily due to increased revenue and timing of accounts receivable collections due to the variety of payment terms provided to our customers.

Accounts Payable, totaled $5,485,000 at June 30, 2015, an increase of $135,000 from the December 31, 2014 balance of $5,350,000. The increase was primarily related to the increase in activity as evidenced by the increase in revenue. Also, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual as of June 30, 2015, totaled $1,410,000, a decrease of $325,000 over the December 31, 2014 balance of $1,737,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During the first six months of 2015, we shipped more waste for disposal which is reflected in a lower inventory on-site as compared to year end 2014.

We had working capital of $101,000 (which included working capital of our discontinued operations) as of June 30, 2015, as compared to working capital of $757,000 as of December 31, 2014. Our working capital was impacted by the payments of certain of our current liabilities from cash that we generated from operations.

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

As of June 30, 2015, the availability under our revolving credit was $3,637,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, we entered into an amendment to the Amended Loan Agreement which among other things, authorized us to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our Credit Facility as of June 30, 2015.

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	2.79:1	1.70:1
Minimum tangible adjusted net worth	$30,000	$42,898	$42,694

We met our quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in the first and second quarters of 2015 and we expect to meet these quarterly financial covenant requirements in each of the remaining quarters of 2015; however, if we fail to meet any of these quarterly financial covenant requirements in any of the remaining quarters in 2015 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On February 12, 2013, we entered into an unsecured promissory note (“the new note”) with Timios National Corporation (“TNC”) in the principal amount of approximately $230,000 as a result of a settlement with TNC in connection with certain claims that we asserted against TNC for breach of certain representations and covenant subsequent to our acquisition of Safety & Ecology Corporation (“SEC”) from TNC on October 31, 2011. The new note was entered into as a result of the settlement in which a previously issued promissory note that we entered into with TNC as partial consideration of the purchase price of SEC was cancelled and terminated and replaced with the new note. We made the final payment of approximately $10,000 on this new note in January 2015.

On August 2, 2013, we completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors and is also a member of the Board of Directors of our majority-owned Polish Subsidiary, Perma-Fix Medical S.A (“PF Medical”).) and William Lampson (“collectively, the “Lenders”), whereby we borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The proceeds from the Loan were used for general working capital purposes. The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013, and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan. In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with our Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by us. As consideration for us receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of our Common Stock at an exercise price based on the closing price of our Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, we also issued an aggregate 90,000 shares of our Common Stock, with each Lender receiving 45,000 shares. We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

During August, 2014, PF Medical executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, as of June 30, 2015, PF Medical has received approximately $1,545,000 in proceeds (of which approximately $67,000 was received in the first quarter of 2015) for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheet. PF Medical expects to receive the remaining proceeds for the stock subscription receivables in the amount of approximately $761,000 by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical does not receive approximately $599,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical or for PF Medical to be paid for the 68,161 shares with shares of another publicly traded company.

On April 30, 2015, PF Medical officially accepted a grant awarded by the National Centre for Research and Development (“NCRD”) in Poland to further develop and commercialize a novel prototype generator for the production of Tc-99m for use in cancer and cardiac imaging (“Generator Project”), subject to official issuance of the grant. The Generator Project is under the leadership and supervision of Perma-Fix Medical and consists of four additional entities from Poland (together known as the “Generator Project team”). NCRD’s subsidy grant for the Generator Project is approximately $2,800,000 and will be funded by NCRD over a four year period. If needed, PF Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity. Of the $2,800,000 subsidy grant allocation, PF Medical will directly receive approximately $800,000 over a four year period and the remaining amount will be allocated to other members of the Generator Project team to be used solely to support technology development and testing of the Generator Project. PF Medical is awaiting the official issuance of the grant from NCRD which is expected to occur during the latter part of 2015. The subsidy grant is expected to be funded based on milestone completion of the Generator Project.

On July 24, 2015, PF Medical and Digirad Corporation, a Delaware corporation (“Digirad”), Nasdaq: DRAD, entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement”), (together, the “Digirad Agreements”). The Supplier Agreement is effective upon the completion of the Subscription Agreement. PF Medical was formed to develop and commercialize a new process to produce Tc-99m, the most widely used medical isotope in the world. Pursuant to the terms of the Digirad Agreements, Digirad purchased 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000. Under Polish law, issuance of shares requires approval of the shares by the Polish court which is expected to occur in the third quarter of 2015. In the event that the shares are not approved by the Polish court within 120 days from the date of payment by Digirad to PF Medical of the $1,000,000 purchase price on July 24, 2015, Perma-Fix Medical and Digirad have agreed that Perma-Fix Medical will return the $1,000,000 to Digirad and the Digirad Agreements shall terminate. The 71,429 share investment made by Digirad, when completed, will constitute approximately 5.4% of the outstanding common shares of Perma-Fix Medical. Upon issuance of the 71,429 shares to Digirad, the Company’s ownership interest in Perma-Fix Medical would be diluted from approximately 64.0% to approximately 60.5%. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and Perma-Fix Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

Investing Activities

For the six months ended June 30, 2015, our purchases of capital equipment totaled approximately $265,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations and the net borrowing on our revolving credit facility. We have budgeted approximately $1,100,000 for 2015 capital expenditures for our Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Related Party Transactions

Mr. John Climaco.

On June 2, 2015, Mr. Climaco was elected as the Executive Vice President of PF Medical. Mr. Climaco will receive an annual salary from PF Medical of $150,000. Mr. Climaco currently serves as a Director of the Company and a member of the Strategic Advisory Committee of the Board. .

On October 17, 2014, the Company’s Compensation Committee and the Board, with Mr. Climaco abstaining, approved a consulting agreement with John Climaco. Pursuant to the consulting agreement, Mr. Climaco was responsible to, among other things:

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

Mr. Climaco was paid $22,000 per month under the consulting agreement, beginning September 2014. This consulting agreement was terminated effective June 2, 2015, upon Mr. Climaco’s election as Executive Vice-President of PF Medical, discussed above.

Mr. Climaco is also a director of Digirad Corporation. On July 24, 2015, PF Medical entered into a multi-year Tc-99m Supplier Agreement and a Subscription Agreement with Digirad Corporation (see “Financing Activities” above for further information regarding these Agreements).

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of June 30, 2015, which total approximately $1,891,000, payable as follows: $352,000 in remainder of 2015; $675,000 in 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of June 30, 2015, the closure and post-closure requirements for these facilities were approximately $46,388,000. We have recorded approximately $21,351,000 in a sinking fund related to these policies in other long term assets on the accompanying Consolidated Balance Sheets.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $9,872,000 or 60.4% and $17,756,000 or 59.3% of our total revenue from continuing operations during the three and six months ended June 30, 2015, respectively, as compared to $7,556,000 or 59.7% and $12,843,000 or 55.4% of our total revenue from continuing operations during the corresponding period of 2014, respectively.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. In the past, numerous third party disposal sites have improperly managed waste and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we believe we could further be notified, in the future, that we are a potentially responsible party (“PRP”) at a remedial action site, which could have a material adverse effect.

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

At June 30, 2015, we had total accrued environmental remediation liabilities of $996,000, of which $627,000 is recorded as a current liability, which reflects a decrease of $20,000 from the December 31, 2014 balance of $1,016,000. The decrease represents payments on remediation projects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

●

The Company identified a material weakness in the operational effectiveness of controls in the accounting for income taxes primarily due to its limited in-house tax expertise and its over-reliance on a third party tax professional firm. This material weakness resulted in a revision to our 2013 opening balance of accumulated deficit in our Consolidated Statements of Stockholders’ Equity and revisions to certain deferred tax assets and liabilities accounts in our Consolidated Balance Sheet as of December 31, 2013. This material weakness, if not remediated, has a potential to cause future material misstatements to be undetected.

We have implemented the following controls and procedures which we believe will remediate the material weakness above in the third quarter of 2015.

1.

Management will provide increased review and monitoring of the Company’s income tax filings and provisions, which will include utilization of a checklist to help ensure all major income tax components are accounted for during the review process.

2.	Our tax filing and tax provision function which will be performed by separate third party tax professional firms which will further assist with oversight of our income tax preparation procedures.

(b)	Changes in internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2014 except as follows:

On May 11, 2015, the Company’s Perma-Fix of South Georgia, Inc. subsidiary (“PFSG”) received a Consent Order (“CO”) from the Georgia Department of Natural Resources Environmental Protection Division (“GAEPD”), which alleged certain violations of Georgia Rules for Hazardous Waste Management and the PFSG Hazardous Waste Permit. The CO also established the process for formerly closing the PFSG hazardous waste management facilities, should PFSG elect to do so. The CO requests payment of $201,200 as penalty for these alleged violations which was paid by the Company and recorded in the three months ended June 30, 2015. Pursuant to the CO, PFSG shall have 60 days from July 1, 2015 to provide notification of final closure of the entire facility or intent to resume hazardous waste management operations; and 90 days from July 1, 2015 to submit a post closure plan in the event PFSG decides to proceed with final closure of the facility. The Company has begun initiating full closure requirements of the facility which will include submittal of a post closure plan to be approved by GAEPD.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 6, 2015	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti President and Chief (Principal) Executive Officer

Date: August 6, 2015	By:	/s/ Ben Naccarato
Ben Naccarato Chief (Principal) Financial Officer