Form 10-Q
period 2015-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2015-11-04
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at November 3, 2015 11,543,590 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

ASSETS
Current assets:
Cash	$1,998	$3,680
Restricted cash	102	85
Accounts receivable, net of allowance for doubtful accounts of $1,880 and $2,170, respectively	8,462	8,272
Unbilled receivables - current	5,732	7,177
Inventories	350	498
Prepaid and other assets	3,696	3,010
Deferred tax asset - current	385	385
Current assets related to discontinued operations	37	20
Total current assets	20,762	23,127

Property and equipment:
Buildings and land	20,196	20,362
Equipment	35,677	35,434
Vehicles	421	403
Leasehold improvements	11,628	11,613
Office furniture and equipment	1,832	1,799
Construction-in-progress	356	336
	70,110	69,947
Less accumulated depreciation and amortization	(49,575)	(47,123)
Net property and equipment	20,535	22,824

Property and equipment related to discontinued operations	531	681

Intangibles and other long term assets:
Permits	16,775	16,709
Other intangible assets - net	2,124	2,435
Unbilled receivables – non-current	364	273
Finite risk sinking fund	21,364	21,334
Other assets	1,141	1,253
Total assets	$83,596	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,908	$5,350
Accrued expenses	5,528	4,540
Disposal/transportation accrual	1,608	1,737
Deferred revenue	2,465	4,873
Current liabilities related to discontinued operations	1,491	2,137
Current portion of long-term debt	2,310	2,319
Current portion of long-term debt - related party	1,303	1,414
Total current liabilities	19,613	22,370

Accrued closure costs	5,248	5,508
Other long-term liabilities	851	803
Deferred tax liabilities	5,498	5,391
Long-term liabilities related to discontinued operations	1,184	590
Long-term debt, less current portion	5,264	6,690
Long-term debt, less current portion - related party	—	949
Total long-term liabilities	18,045	19,931

Total liabilities	37,658	42,301

Commitments and Contingencies (Note 8)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $851 and $803, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,535,367 and 11,476,485 shares issued, respectively; 11,527,725 and 11,468,843 shares outstanding, respectively	11	11
Additional paid-in capital	104,057	103,765
Accumulated deficit	(60,906)	(59,758)
Accumulated other comprehensive (loss) income	(81)	11
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	42,993	43,941
Non-controlling interest	1,660	1,109
Total stockholders' equity	44,653	45,050

Total liabilities and stockholders' equity	$83,596	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2015	2014	2015	2014

Net revenues	$17,309	$16,905	$47,264	$40,106
Cost of goods sold	12,363	11,324	36,809	32,874
Gross profit	4,946	5,581	10,455	7,232

Selling, general and administrative expenses	2,887	2,733	8,663	8,916
Research and development	583	253	1,500	941
Impairment loss on goodwill	—	—	—	380
Gain on disposal of property and equipment	(23)	(25)	(23)	(41)
Income (loss) from operations	1,499	2,620	315	(2,964)

Other income (expense):
Interest income	16	7	36	20
Interest expense	(124)	(138)	(390)	(505)
Interest expense - financing fees	(56)	(52)	(171)	(133)
Foreign currency loss	(2)	—	(7)	—
Other	4	(63)	19	(48)
Income (loss) from continuing operations before taxes	1,337	2,374	(198)	(3,630)
Income tax expense	53	30	124	90
Income (loss) from continuing operations, net of taxes	1,284	2,344	(322)	(3,720)

(Loss) income from discontinued operations, net of taxes	(377)	(473)	(1,313)	1,633
Net income (loss)	907	1,871	(1,635)	(2,087)

Net loss attributable to non-controlling interest	163	—	487	—

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,070	$1,871	$(1,148)	$(2,087)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$.12	$.20	$.01	$(.32)
Discontinued operations	(.03)	(.04)	(.11)	.14
Net income (loss) per common share	$.09	$.16	$(.10)	$(.18)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$.12	$.20	$.01	$(.32)
Discontinued operations	(.03)	(.04)	(.11)	.14
Net income (loss) per common share	$.09	$.16	$(.10)	$(.18)

Number of common shares used in computing net income (loss) per share:
Basic	11,526	11,449	11,506	11,434
Diluted	11,561	11,490	11,542	11,434

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2015	2014	2015	2014

Net income (loss)	$907	$1,871	$(1,635)	$(2,087)
Other comprehensive loss:
Foreign currency translation loss	(17)	(2)	(92)	(8)

Comprehensive income (loss)	890	1,869	(1,727)	(2,095)
Comprehensive loss attributable to non-controlling interest	163	—	487	—
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$1,053	$1,869	$(1,240)	$(2,095)

The accompanying notes are an integral part of these consolidated financial statements.

 PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock			Common	Accumulated	Non-
(Amounts in thousands, except for share amounts)	Shares	Amount	Additional Paid-In Capital	Stock Held In Treasury	Other Comprehensive Income (Loss)	controlling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2014	11,476,485	$11	$103,765	$(88)	$11	$1,109	$(59,758)	$45,050
Net loss	—	—	—	—	—	(487)	(1,148)	(1,635)
Foreign currency translation	—	—	—	—	(92)	—	—	(92)
Perma-Fix Medical S.A. (proceeds from stock subscription, net of expenses of $29)	—	—	—	—	—	1,038	—	1,038
Issuance of Common Stock upon exercise of options	3,423	—	10	—	—	—	—	10
Issuance of Common Stock for services	55,459	—	220	—	—	—	—	220
Stock-Based Compensation	—	—	62	—	—	—	—	62
Balance at September 30, 2015	11,535,367	$11	$104,057	$(88)	$(81)	$1,660	$(60,906)	$44,653

The accompanying notes are an integral part of these consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(1,635)	$(2,087)
Less: (loss) income on discontinued operations	(1,313)	1,633

Loss from continuing operations	(322)	(3,720)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation and amortization	2,821	3,282
Amortization of debt discount	65	65
Deferred tax expense	107	90
(Recovery of) provision for bad debt reserves	(27)	11
Impairment loss on goodwill	—	380
Gain on disposal of plant, property and equipment	(23)	(41)
Loss on sale of SYA subsidiary	—	48
Issuance of common stock for services	220	198
Stock-based compensation	62	(2)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(164)	(1,960)
Unbilled receivables	1,354	(1,246)
Prepaid expenses, inventories and other assets	795	709
Accounts payable, accrued expenses and unearned revenue	(3,404)	801
Cash provided by (used in) continuing operations	1,484	(1,385)
Cash used in discontinued operations	(1,233)	(1,959)
Cash provided by (used in) operating activities	251	(3,344)

Cash flows from investing activities:
Purchases of property and equipment	(338)	(375)
Proceeds from sale of property and equipment	27	133
Proceeds from sale of SYA subsidiary (Note 11)	50	1,218
Payment to finite risk sinking fund	(30)	(19)
Cash (used in) provided by investing activities of continuing operations	(291)	957
Proceeds from property insurance claims of discontinued operations	—	5,727
Cash (used in) provided by investing activities	(291)	6,684

Cash flows from financing activities:
Borrowing of revolving credit	49,783	60,899
Repayments of revolving credit borrowings	(49,476)	(60,899)
Principal repayments of long term debt	(1,742)	(1,852)
Principal repayments of long term debt - related party	(1,125)	(125)
Proceeds from stock subscription - Perma-Fix Medical S.A., net of expenses of $29	971	—
Proceeds from issuance of common stock	10	4
Cash used in financing activities of continuing operations	(1,579)	(1,973)
Principal repayments of long term debt for discontinued operations	—	(27)
Cash used in financing activities	(1,579)	(2,000)

Effect of exchange rate changes on cash	(63)	—

(Decrease) increase in cash	(1,682)	1,340
Cash at beginning of period	3,680	333
Cash at end of period	$1,998	$1,673

Supplemental disclosure:
Interest paid	$404	$498
Income taxes paid	116	30
Proceeds from stock subscription for Perm-Fix Medical S.A. held in escrow	67	—

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

September 30, 2015

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2015.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation Stock – Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has assessed the impact of adopting this guidance and concluded that it will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

				September 30, 2015			December 31, 2014
	Useful Lives (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8	-	18	$516	$(194)	$322	$512	$(168)	$344
Software		3		379	(360)	19	375	(319)	56
Customer relationships		12		3,370	(1,587)	1,783	3,370	(1,335)	2,035
Permit		10		545	(359)	186	545	(318)	227
Total				$4,810	$(2,500)	$2,310	$4,802	$(2,140)	$2,662

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method. The Company has only one definite-lived permit that is subject to amortization.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2015 (remaining)	$122
2016	425
2017	391
2018	361
2019	280
$1,579

Amortization expenses relating to the definite-lived intangible assets as discussed above were $108,000 and $360,000 for the three and nine months ended September 30, 2015, respectively, and $149,000 and $501,000 for the three and nine months ended September 30, 2014, respectively.

4.	Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.

On September 17, 2015, the Company granted an aggregate of 12,000 non-qualified stock options (“NQSOs”) from the Company’s 2003 Outside Directors Stock Plan (“2003 Stock Plan”) to five of the seven re-elected directors at our Annual Meeting of Stockholders held on September 17, 2015. Two of the directors are not eligible to receive options under the 2003 Stock Plan as they are employees of the Company or its subsidiaries. Dr. Centofanti is the Company’s Chief Executive Officer and Mr. John Climaco is an Executive Vice President of Perma-Fix Medical S.A. (effective June 2, 2015), the Company’s majority-owned Polish subsidiary. The NQSOs granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the NQSOs was $4.19 per share, which was equal to the Company’s closing stock price the day preceding the grant date, pursuant to the 2003 Stock Plan.

As of September 30, 2015, the Company had an aggregate of 55,000 employee stock options outstanding (from the 2010 Stock Option Plans), of which 18,333 are vested. The weighted average exercise price of the 18,333 outstanding and fully vested employee stock options is $5.00 with a remaining weighted contractual life of 4.8 years. Additionally, the Company had an aggregate of 163,200 outstanding director stock options (from the 2003 Plans), of which 151,200 are vested. The weighted average exercise price of the 151,200 outstanding and fully vested director stock options is $8.89 with a remaining weighted contractual life of 4.8 years.

The summary of the Company’s total Stock Option Plans as of September 30, 2015, and 2014, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2004 and 2010 Stock Option Plans and the 2003 Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding Janury 1, 2015	239,023	$7.81
Granted	12,000	4.19
Exercised	(3,423)	2.79		$4,298
Forfeited	(29,400)	8.13
Options outstanding End of Period (1)	218,200	7.65	5.1	$25,464
Options Exercisable at September 30, 2015(1)	169,533	$8.47	4.8	$25,464
Options Vested and expected to be vested at September 30, 2015	212,333	$7.72	5.1	$25,464

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding Janury 1, 2014	362,800	$9.53
Granted	71,800	4.70
Exercised	(1,257)	2.79		$2,319
Forfeited	(187,000)	10.04
Options outstanding End of Period (1)	246,343	7.77	5.1	$23,065
Options Exercisable at September 30, 2014(1)	174,543	$9.04	4.4	$21,049
Options Vested and expected to be vested at September 30, 2014	237,543	$7.87	5.0	$23,065

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during the nine months ended September 30, 2015 and 2014 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows (No options were granted to employees during the nine months ended September 30, 2015):

	Outside Director Stock Options Granted
	September 30, 2015	September 30, 2014
Weighted-average fair value per share	$2.84	$2.73
Risk -free interest rate (1)	2.21%	2.63%
Expected volatility of stock (2)	57.98%	59.59%
Dividend yield	None	None
Expected option life (3) (years)	10.0	10.0

Employee Stock Option Granted
as of September 30, 2014
Weighted-average fair value per share	$2.88
Risk -free interest rate (1)	1.91%
Expected volatility of stock (2)	61.84%
Dividend yield	None
Expected option life (3) (years)	6.0

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized, which is included in selling, general and administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations, for the three and nine months ended September 30, 2015 and 2014 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2015	2014	2015	2014
Employee Stock Options	$13,000	$12,000	$39,000	$(27,000)
Director Stock Options	2,000	3,000	23,000	25,000
Total	$15,000	$15,000	$62,000	$(2,000)

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

As of September 30, 2015, the Company has approximately $117,000 of total unrecognized compensation cost related to unvested options, of which $30,000 is expected to be recognized in remaining 2015, $68,000 in 2016, with the remaining $19,000 in 2017.

During the nine months ended September 30, 2015, the Company issued a total of 55,459 shares of our Common Stock under our 2003 Plan to our outside directors as compensation for serving on our Board of Directors. The Company has recorded approximately $216,000 in compensation expenses (included in SG&A) in connection with the issuance of shares of our Common Stock to our outside directors. Also, an outside director exercised 3,423 options from the 2003 Stock Plan for the purchase of 3,423 shares of the Company’s Common Stock at $2.79 per share.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2015	2014	2015	2014
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,447	$2,344	$165	$(3,720)
(Loss) income from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(377)	(473)	(1,313)	1,633
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,070	$1,871	$(1,148)	$(2,087)

Basic income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.09	$.16	$(.10)	$(.18)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.09	$.16	$(.10)	$(.18)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,526	11,449	11,506	11,434
Add: dilutive effect of stock options	5	8	6	—
Add: dilutive effect of warrants	30	33	30	—
Diluted weighted average shares outstanding	11,561	11,490	11,542	11,434

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	183	207	183	207

6.	Long Term Debt

Long-term debt consists of the following at September 30, 2015 and December 31, 2014:

(Amounts in Thousands)	September 30, 2015	December 31, 2014
Revolving Credit facility dated October 31, 2011, borrowings based upon eligible accounts receivables, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at September 30, 2015) plus 2.0% or London Interbank Offer Rate ("LIBOR") plus 3.0%, balance due October 31, 2016. Effective interest rate for the first nine months of 2015 was 3.8%. (1)	$307	$—
Term Loan dated October 31, 2011, payable in equal monthly installments of principal of $190, balance due on October 31, 2016, variable interest paid monthly at option of prime rate plus 2.5% or LIBOR plus 3.5%. Effective interest rate for the first nine months of 2015 was 3.7%. (1)	7,238	8,952
Promissory Note dated February 12, 2013, payable in monthly installments of $10, which includes interest and principal, starting February 28, 2013, interest accrues at annual rate of 6.0%, paid in full on January 30, 2015. (2)	—	10
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 and twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (2) (3)	1,303	2,363
Capital lease (interest at rate of 6.0%)	29	47
	8,877	11,372
Less current portion of long-term debt	3,613	3,733
	$5,264	$7,639

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) Uncollateralized note.

(3) Net of debt discount of ($72,000) and ($137,000) at September 30, 2015 and December 31, 2014, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

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

The Amended Loan Agreement matures on October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in each of the quarters as of September 30, 2015.

As of September 30, 2015, the availability under our revolving credit agreement was $4,284,000, based on our eligible receivables and is net of an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, the Company entered into an amendment to the Amended Loan Agreement which among other things, authorized the Company to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

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

On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors and is also a member of the Board of Directors for our majority-owned Polish subsidiary, Perma-Fix Medical S.A.) and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (See payment terms of this promissory note in the table above). In connection with this Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with the Company’s Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by the Company. As consideration for the Company receiving the Loan, the Company issued a Warrant to each Lender to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price based on the closing price of the Company’s Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, the Company also issued an aggregate 90,000 shares of the Company’s Common Stock, with each Lender receiving 45,000 shares. The Company determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees in the accompanying Consolidated Statements of Operations.

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

7.	Perma-Fix Medical S.A. (“PF Medical”)

On April 4, 2014, the Company completed the acquisition of a controlling interest in a Polish Company, a publicly traded shell company on the NewConnect (alternative share market run by the Warsaw Stock Exchange) in Poland and sold to the Polish shell all of the shares of Perma-Fix Medical Corporation, a Delaware corporation organized by the Company (incorporated in January 2014). Perma-Fix Medical Corporation’s only asset was and is a worldwide license granted by the Company to use, develop and market the new process and technology developed by the Company in the production of Technetium-99 (“Tc-99m”) for medical diagnostic applications. Since the acquired shell company (now named Perma-Fix Medical S.A. or “PF Medical”) did not meet the definition of a business under ASC 805, “Business Combinations”, the transaction was accounted for as a capital transaction. The primary purpose of PF Medical is to provide a financing vehicle for the research and development (“R&D”) and marketing of its medical isotope or Tc-99m technology used in medical diagnostic testing for potential use throughout the world.

During August 2014, PF Medical executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, PF Medical has received approximately $1,545,000 in proceeds, of which approximately $67,000 was received in the first nine months of 2015, for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheets. PF Medical expects to receive the remaining proceeds for the stock subscription receivables in the amount of approximately $751,000 by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical does not receive approximately $591,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical or for PF Medical to be paid for the 68,161 shares with shares of another publicly traded company.

On July 24, 2015, PF Medical and Digirad Corporation, a Delaware corporation (“Digirad”), Nasdaq: DRAD, entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement”), (together, the “Digirad Agreements”). The Supplier Agreement became effective upon the completion of the Subscription Agreement. Pursuant to the terms of the Digirad Agreements, Digirad purchased, in a private placement and pursuant to Regulation S under the Securities Act, 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000. The issuance of the shares has been approved by the Polish authority. As of September 30, 2015, legal expenses incurred for this offering totaled approximately $29,000. The net proceeds of $971,000 in stock subscription were recorded as non-controlling interest in the accompanying Consolidated Balance Sheets. The 71,429 share investment made by Digirad constituted approximately 5.4% of the outstanding common shares of PF Medical. As a result of this transaction, the Company’s ownership interest in PF Medical diluted from approximately 64.0% to approximately 60.5%. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and PF Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

8.	Commitments and Contingencies

Hazardous Waste

In connection with our waste management services, we treat both hazardous and non-hazardous waste, which we transport to our own, or other, facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be considered a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal Matters

In the normal course of conducting our business, we are involved in various litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. As of September 30, 2015, our financial assurance coverage amount under this policy totaled approximately $38,454,000. The Company has recorded $15,452,000 in our sinking fund related to the policy noted above in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $980,000 on the sinking fund as of September 30, 2015. Interest income for the three and nine month periods ended September 30, 2015, was approximately $9,000 and $23,000, respectively. Interest income for the three and nine month periods ended September 30, 2014, was approximately $5,000 and $15,000, respectively. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of September 30, 2015, the Company has recorded $5,912,000 in our sinking fund related to this policy in other long term assets on the accompanying consolidated balance sheets, which includes interest earned of $212,000 on the sinking fund as of September 30, 2015. Interest income for the three and nine month periods ended September 30, 2015, was approximately $4,000 and $7,000, respectively. Interest income for the three and nine month periods ended September 30, 2014, was approximately $1,000 and $4,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2015 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonding requirements.

9.	Discontinued Operations

The Company’s discontinued operations consist of subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility. On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. In 2014, the Company elected not to rebuild the PFSG facility. The Company carried general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used for working capital purposes.

On May 11, 2015, PFSG received a Notice of Violation and proposed Consent Order (“CO”) from the Georgia Department of Natural Resources Environmental Protection Division (“GAEPD”), which alleged certain violations of Georgia hazardous waste management regulations and PFSG hazardous waste management permit. The proposed CO also established the process for formerly closing the PFSG hazardous waste management facilities, should PFSG elect to do so; and proposed the assessment of a civil penalty. The final terms of the CO, including a $201,200 civil penalty, were executed on July 1, 2015. The civil penalty was paid by the Company and recorded in the three months ended June 30, 2015. On August 28, 2015, the Company notified GAEPD its intent to close the PFSG facility; and on September 29, 2015, the Company submitted a draft Post-Closure Plan for review and approval by the GAEPD.

On June 4, 2015, the Perma-Fix of Michigan, Inc. (“PFMI”) entered into a letter of intent (“LOI”) to sell the property PFMI formerly operated for a sale price of approximately $450,000. PFMI is a closed location. As required by ASC 360, the Company concluded that tangible asset impairment existed for PFMI and recorded approximately $150,000 in asset impairment charge in the second quarter of 2015. On September 29, 2015, PFMI entered into a Purchase Agreement (the “Agreement”) for the sale of the property for a sale price of $450,000, which is subject to completion of a due diligence within 45 days of the Agreement. Upon execution of the Agreement, PFMI received $20,000 deposit which is being held in an escrow account (recorded as restricted cash within discontinued operations). Upon closing of the transaction, PFMI is to receive an additional $55,000 in cash in addition to the $20,000 held in escrow and PFMI and the seller will execute a Land Contract (“Contract”) which will provide for, among other things, the remaining balance of the sales price of $375,000 to be paid by the seller in 60 equal monthly installment payments of approximately $7,250, due on or before the 15th of each month immediately following the execution of the Contract. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2015 and 2014. Operating loss for the nine months ended September 30, 2015 included the civil penalty recorded for PFSG and the asset impairment charge recorded for PFMI during the second quarter of 2015 as discussed above. Operating loss for the nine months ended September 30, 2014 included a tangible asset impairment charge of approximately $723,000 (of which $38,000 was recorded during the third quarter of 2014) for PFSG. Remaining operating losses for the periods reflected below were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations, primarily for the PFSG site.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2015	2014	2015	2014

Net revenues	$—	$—	$—	$—
Interest expense	$—	$(1)	$(1)	$(7)
Operating loss from discontinued operations	$(356)	$(462)	$(1,292)	$(1,897)
Income tax expense	$21	$—	$21	$—
(Loss) gain on insurance settlement of discontinued operations	$—	$(11)	$—	$3,530
(Loss) income from discontinued operations	$(377)	$(473)	$(1,313)	$1,633

The following table presents the major class of assets of discontinued operations that are classified as held for sale as of September 30, 2015 and December 31, 2014. The held for sale assets may differ at the closing of a sale transaction from the reported balances as of September 30, 2015. Assets and liabilities previously classified as held for sale for PFSG for as of December 31, 2014 have been reclassified to assets and liabilities not held for sale (see charts below) due to the Company’s decision to close PFSG as discussed above.

	September 30,	December 31,
(Amounts in Thousands)	2015	2014

Property	$450	$600
Total assets held for sale	$450	$600

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(Amounts in Thousands)	2015	2014
Current assets
Other assets	$37	20
Total current assets	37	20
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets not held for sale	$118	$101
Current liabilities
Accounts payable	$930	$947
Accrued expenses and other liabilities	474	462
Environmental liabilities	87	728
Total current liabilities	1,491	2,137
Long-term liabilities
Closure liabilities	295	302
Environmental liabilities	889	288
Total long-term liabilities	1,184	590
Total liabilities not held for sale	$2,675	$2,727

(1)	net of accumulated depreciation of $10,000 for
each period presented.

10.	Operating Segments

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

We currently have two reporting segments, Treatment and Services Segments, which are based on a service offering approach. This, however, excludes corporate headquarters, which do not generate revenue, our discontinued operations (see Note 9 – “Discontinued Operations”), and PF Medical, a developmental entity whose primary purpose at this time is the R&D and marketing of medical isotope technology used in the medical diagnostic testing and is not generating any revenues (see Note 7 – “Perma-Fix Medical S.A. (“PF Medical”)” for further information of this entity).

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

The table below presents certain financial information of our operating segments as of and for the three and nine months ended September 30, 2015 and 2014 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2015
	Treatment	Services	Segments Total	Corporate And Others (1)	Consolidated Total
Revenue from external customers	$10,866	$6,443	$17,309	$—	$17,309
Intercompany revenues	32	7	39	—	—
Gross profit	3,696	1,250	4,946	—	4,946
Interest income	4	—	4	12	16
Interest expense	(1)	—	(1)	(123)	(124)
Interest expense-financing fees	—	—	—	(56)	(56)
Depreciation and amortization	729	172	901	11	912
Segment profit (loss)	2,681	507	3,188	(1,904)	1,284
Expenditures for segment assets	58	15	73	—	73

Segment Reporting for the Quarter Ended September 30, 2014
	Treatment	Services	Segments Total	Corporate And Others (1)	Consolidated Total
Revenue from external customers	$12,705	$4,200	$16,905	$—	$16,905
Intercompany revenues	—	19	19	—	—
Gross profit	4,943	638	5,581	—	5,581
Interest income	—	—	—	7	7
Interest expense	(10)	—	(10)	(128)	(138)
Interest expense-financing fees	—	—	—	(52)	(52)
Depreciation and amortization	748	213	961	12	973
Segment profit (loss)	3,985	10	3,995	(1,651)	2,344
Expenditures for segment assets	3	39	42	—	42

Segment Reporting for the Nine Months Ended September 30, 2015
	Treatment	Services	Segments Total	Corporate And Others (1)	Consolidated Total
Revenue from external customers	$31,702	$15,562	$47,264	$—	$47,264
Intercompany revenues	34	22	56	—	—
Gross profit	8,265	2,190	10,455	—	10,455
Interest income	6	—	6	30	36
Interest expense	(34)	—	(34)	(356)	(390)
Interest expense-financing fees	—	(2)	(2)	(169)	(171)
Depreciation and amortization	2,236	552	2,788	33	2,821
Segment profit (loss)	5,124	265	5,389	(5,711)	(322)
Expenditures for segment assets	303	27	330	8	338

Segment Reporting for the Nine Months Ended September 30, 2014
	Treatment	Services	Segments Total	Corporate And Others (1)	Consolidated Total
Revenue from external customers	$29,773	$10,333	$40,106	$—	$40,106
Intercompany revenues	—	64	64	—	—
Gross profit	6,379	853	7,232	—	7,232
Interest income	—	—	—	20	20
Interest expense	(35)	(1)	(36)	(469)	(505)
Interest expense-financing fees	—	2	2	(135)	(133)
Depreciation and amortization	2,535	709	3,244	38	3,282
Segment profit (loss)	2,977	(1,981)	996	(4,716)	(3,720)
Expenditures for segment assets	334	41	375	—	375

(1) Amounts reflect the activity for corporate headquarters and PF Medical not included in the segment information.

11.	Escrow Release (Divestiture of Schreiber, Yonley and Associates, Inc. (“SYA”)

On August 4, 2015, the Company received $50,000 which represented the portion of the proceeds from the divestiture of the Company’s wholly-owned subsidiary, SYA, on July 29, 2014 which was placed in an escrow account to cover any potential claims which the purchaser of SYA may have made for indemnification for certain limited types of losses incurred by the purchaser for a period of one year following the closing of the sale of SYA. The $50,000 was previously recorded as restricted cash on the Company’s Consolidated Balance Sheets.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $53,000 and $30,000 from continuing operations for the three months ended September 30, 2015 and the corresponding period of 2014, respectively, and income tax expenses of $124,000 and $90,000 for the nine months ended September 30, 2015 and the corresponding period of 2014, respectively. The Company’s effective tax rates were approximately 3.5% and 1.3% for the three months ended September 30, 2015 and 2014, respectively, and 42.9% and (2.8%) for the nine months ended September 30, 2015 and 2014, respectively.  The Company has provided a full valuation allowance on its net deferred tax assets.

13.	Related Party Transaction

As previously disclosed, Mr. John Climaco, who currently serves as a member of the Company’s Board of Directors, is also Executive Vice-President of PF Medical, the Company’s majority-owned Polish subsidiary. Mr. Climaco is also a director of Digirad Corporation. On July 24, 2015 PF Medical and Digirad entered into a multi-year Tc-99 Supplier Agreement and a Subscription Agreement (see Note 7 – “Perma-Fix Medical S.A. (“PF Medical”) for further information of this transaction with Digirad). Mr. Climaco entered into a consulting agreement with the Company dated October 17, 2014 which provided for payment of approximately $22,000 per month for his services of certain consulting functions. This consulting agreement was terminated effective June 2, 2015, upon Mr. Climaco’s election as Executive Vice-President of PF Medical as noted above. As Executive Vice-President of PF Medical, Mr. Climaco’s annual compensation has been set at $150,000.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	expect to meet our quarterly financial covenant requirements in the final quarter of 2015;
●	ability to achieve profitability;
●	continuing demand for our services;
●	successfully implement our plan and generate positive cash flow in 2015;
●	continue to focus on expansion into both commercial and international markets to increase revenues and expect to continue into 2016;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our obligations;

●	manner in which the government will be required to spend funding to remediate federal sites;
●	reducing operating costs to bring them in line with revenue level, when necessary;
●	PF Medical receiving remaining proceeds for the stock subscription receivables by December 2015;
●	fund capital expenditures from cash from operations and/or financing;
●	official issuance of grant for the Generator Project by NCRD is expected to occur during the latter part of 2015;
●	subsidy grant is expected to be funded based on milestone completion of the Generator Project;
●	PF Medical expects to fund any capital requirements in excess of the subsidy grant for the Generator Project allocated by NCRD through the sale of equity;
●	completion of sale of PFMI property is subject to completion of due diligence within 45 days of the Agreement;
●	fund the expenses to remediate these sites (PFSG, PFD, PFMI, and PFM) from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a PRP; and
●	ability to remediate material weakness in internal control over financial reporting.

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
●

Risk Factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2014 Form 10-K and Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Revenue increased $404,000 or 2.4% to $17,309,000 for the three months ended September 30, 2015 from $16,905,000 for the corresponding period of 2014. Services revenue increased $2,243,000 or 53.4% primarily due to the increase in revenue from a contract which was awarded to us in the second half of 2014 in the nuclear services area. Revenue from our Treatment Segment decreased $1,839,000 or 14.5% primarily due to lower revenue from lower averaged price waste. Gross profit decreased $635,000 or 11.4% primarily due to the reduced revenue in our Treatment Segment. Selling, General, and Administrative (“SG&A”) expenses increased $154,000 or 5.6% for the three months ended September 30, 2015 as compared to the corresponding period of 2014.

Business Environment, Outlook and Liquidity

The Company’s business is heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. The Company continues to focus on expansion into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the USA. This focus has resulted in an increase in revenue from commercial sources in 2015 and is expected to continue into 2016. In addition, the Company remains focused on increasing its international market share.

The Company’s cash flow requirements for the remainder of 2015 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures which we expect to fund from operations and our availability from our credit facility.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to two reportable segments: The Treatment and Services Segments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2015	%	2014	%	2015	%	2014	%
Net revenues	$17,309	100.0	$16,905	100.0	$47,264	100.0	$40,106	100.0
Cost of goods sold	12,363	71.4	11,324	67.0	36,809	77.9	32,874	82.0
Gross profit	4,946	28.6	5,581	33.0	10,455	22.1	7,232	18.0
Selling, general and administrative	2,887	16.7	2,733	16.2	8,663	18.3	8,916	22.2
Research and development	583	3.4	253	1.4	1,500	3.1	941	2.4
Impairment loss on goodwill	-	-	-	-	-	-	380	.9
Gain on disposal of property and equipment	(23)	(.1)	(25)	(.1)	(23)	-	(41)	(.1)
Income (loss) from operations	1,499	8.6	2,620	15.5	315	.7	(2,964)	(7.4)
Interest income	16	-	7	-	36	-	20	-
Interest expense	(124)	(.7)	(138)	(.8)	(390)	(.8)	(505)	(1.3)
Interest expense-financing fees	(56)	(.2)	(52)	(.3)	(171)	(.3)	(133)	(.3)
Foreign currency loss	(2)	-	-	-	(7)	-	-	-
Other	4	-	(63)	(.4)	19	-	(48)	(.1)
Income (loss) from continuing operations before taxes	1,337	7.7	2,374	14.0	(198)	(.4)	(3,630)	(9.1)
Income tax expense	53	.3	30	.1	124	.3	90	.2
Income (loss) from continuing operations	$1,284	7.4	$2,344	13.9	$(322)	(.7)	$(3,720)	(9.3)

Summary – Three and Nine Months Ended September 30, 2015 and 2014

Consolidated revenues increased $404,000 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change	% Change
Treatment
Government waste	$8,193	47.3	$10,011	59.2	$(1,818)	(18.2)
Hazardous/non-hazardous	1,044	6.0	1,085	6.4	(41)	(3.8)
Other nuclear waste	1,629	9.5	1,609	9.6	20	1.2
Total	10,866	62.8	12,705	75.2	(1,839)	(14.5)

Services
Nuclear services	6,001	34.6	3,306	19.5	2,695	81.5
Technical services	442	2.6	894	5.3	(452)	(50.6)
Total	6,443	37.2	4,200	24.8	2,243	53.4

Total	$17,309	100.0	$16,905	100.0	$404	2.4

Net Revenue

Treatment Segment revenue decreased $1,839,000 or 14.5% for the three months ended September 30, 2015 over the same period in 2014. The revenue decrease was primarily due to lower revenue generated from government clients of approximately $1,818,000 or 18.2% due to lower averaged price waste. Services Segment revenue increased $2,243,000 or 53.4% in the three months ended September 30, 2015 compared to the corresponding period of 2014 primarily as a result of increased revenue generated from the nuclear services area from a certain contract which was awarded to us in the latter second half of 2014. The increase in revenue from this contract for the third quarter of 2015 as compared to the corresponding period of 2014 was approximately $2,400,000. The decrease in revenue in the technical services area was primarily due to the divestiture of Schreiber, Yonley & Associates, Inc. (“SYA”) subsidiary in July 2014, which generated revenues of approximately $273,000 in the third quarter of 2014.

Consolidated revenues increased $7,158,000 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as follows:

(In thousands)	2015	% Revenue	2014	% Revenue	Change	% Change
Treatment
Government waste	$23,613	50.0	$20,323	50.7	$3,290	16.2
Hazardous/non-hazardous	3,317	7.0	3,170	7.9	147	4.6
Other nuclear waste	4,772	10.1	6,280	15.6	(1,508)	(24.0)
Total	31,702	67.1	29,773	74.2	1,929	6.5

Services
Nuclear services	13,670	28.9	6,384	15.9	7,286	114.1
Technical services	1,892	4.0	3,949	9.9	(2,057)	(52.1)
Total	15,562	32.9	10,333	25.8	5,229	50.6

Total	$47,264	100.0	$40,106	100.0	$7,158	17.8

Net Revenue

Treatment Segment revenue increased $1,929,000 or 6.5% for the nine months ended September 30, 2015 over the same period in 2014. The revenue increase was primarily due to higher revenue generated from government clients of approximately $3,290,000 or 16.2% due to higher waste volume. Other nuclear revenue decreased approximately $1,508,000 primarily due to lower waste volume. Services Segment revenue increased $5,229,000 or 50.6% in the nine months ended September 30, 2015 compared to the corresponding period of 2014 primarily as a result of increased revenue generated from a certain contract awarded to us in the second half of 2014 in the nuclear services area. Revenue generated from this contract was approximately $8,572,000 in the first nine months of 2015 as compared to approximately $1,391,000 for the corresponding period of 2014. The decrease in revenue in the technical services area was primarily due to the divestiture of the SYA subsidiary in July 2014, which generated revenues of approximately $1,888,000 in the first nine months of 2014.

Cost of Goods Sold

Cost of goods sold increased $1,039,000 for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$7,170	66.0	$7,762	61.1	$(592)
Services	5,193	80.6	3,562	84.8	1,631
Total	$12,363	71.4	$11,324	67.0	$1,039

Cost of goods sold for the Treatment Segment decreased by $592,000 or approximately 7.6% primarily due to reduced revenue. We incurred lower disposal, transportation, lab, material and supplies, and outside services costs totaling approximately $650,000. The lower costs were partially offset by higher maintenance costs for certain buildings and equipment of approximately $50,000 and higher 401(k) matching expenses in the amount of approximately $33,000 as we re-established our matching program effective January 1, 2015. Services Segment cost of goods sold increased $1,631,000 or 45.8% primarily due to the increase in revenue as discussed above. The increases were primarily in disposal/transportation/lab costs totaling approximately $837,000 resulting from waste shipped off-site in connection with certain projects, with the remaining increases in labor, payroll-related and travel expenses totaling approximately $721,000 and material and supplies of $68,000. Included within cost of goods sold is depreciation and amortization expense of $879,000 and $902,000 for the three months ended September 30, 2015, and 2014, respectively.

Cost of goods sold increased $3,935,000 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$23,437	73.9	$23,394	78.6	$43
Services	13,372	85.9	9,480	91.7	3,892
Total	$36,809	77.9	$32,874	82.0	$3,935

Cost of goods sold for the Treatment Segment increased by $43,000 or 0.2% primarily due to higher revenue. We incurred higher transportation, disposal, material and supplies, lab, and outside services costs totaling approximately $255,000. Our overall fixed costs were lower by approximately $168,000. We incurred a significant reduction in depreciation expense of approximately $205,000 as certain fixed assets became fully depreciated in June 2014. Salaries and payroll-related expenses were lower by approximately $295,000 due to lower headcount and lower healthcare costs which was partially offset by higher 401(k) matching expenses in the amount of approximately $95,000 as we re-established our matching program effective January 1, 2015. In addition, general costs were lower by approximately $25,000 over various categories as we continue to streamline our costs. These lower fixed costs were offset by higher maintenance costs of approximately $269,000 resulting from maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $3,892,000 or 41.1% primarily due to the increase in revenue as discussed above, with increases primarily in labor, payroll related and travel expenses totaling approximately $2,178,000, with the remaining increases in material and supplies of $662,000 and disposal/transportation/lab costs totaling approximately $1,160,000 resulting from waste shipped off-site in connection with certain projects. Included within cost of goods sold is depreciation and amortization expense of $2,684,000 and $2,922,000 for the nine months ended September 30, 2015, and 2014, respectively.

Gross Profit

Gross profit for the quarter ended September 30, 2015, decreased $635,000 over 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$3,696	34.0	$4,943	38.9	$(1,247)
Services	1,250	19.4	638	15.2	612
Total	$4,946	28.6	$5,581	33.0	$(635)

The reduction in gross profit in the Treatment Segment of approximately $1,247,000 or 25.2% and the reduction in gross margin from 38.9% to 34.0% were primarily due to reduced revenue from lower averaged price waste. In the Services Segment, the increases in gross profit of $612,000 and gross margin of approximately 4.2% was primarily due to the increase in revenue as discussed above. In addition, fixed costs remained relatively constant which positively impacted the increase in our gross margin.

Gross profit for the nine months ended September 30, 2015, increased $3,223,000 over 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Treatment	$8,265	26.1	$6,379	21.4	$1,886
Services	2,190	14.1	853	8.3	1,337
Total	$10,455	22.1	$7,232	18.0	$3,223

Treatment Segment gross profit increased $1,886,000 or 29.6% and gross margin increased to 26.1% from 21.4% primarily due to the increase in revenue from increased waste volume and a reduction of certain fixed costs as discussed above. In the Services Segment, the increases in gross profit of $1,337,000 and gross margin were primarily due to the increase in revenue as discussed above. In addition, in the second quarter of 2014, we completed a reduction in work force which reduced headcount in our effort to bring our cost structure in line with our revenue.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $154,000 for the three months ended September 30, 2015, as compared to the corresponding period for 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Administrative	$1,198	—	$1,278	—	$(80)
Treatment	931	8.6	866	6.8	65
Services	758	11.8	589	14.0	169
Total	$2,887	16.7	$2,733	16.2	$154

Administrative SG&A was lower primarily due to lower salaries and payroll related expenses of approximately $54,000 and lower general expenses of approximately $38,000 in various categories. The lower costs were partially offset by higher travel expenses of $10,000. The increase in Treatment SG&A was primarily due to higher trade show costs by approximately $56,000 with the remaining increase from higher travel expenses. Services Segment SG&A was higher primarily due to higher legal/business consulting costs of approximately $67,000, higher salaries and payroll related expenses by approximately $55,000 from increased sales force, higher travel expenses by $25,000, and higher general expenses by $54,000 in various other categories. These higher costs were partially offset by lower amortization expenses of $32,000 as certain amortizable intangible assets became fully amortized in July 2014. Included in SG&A expenses is depreciation and amortization expense of $33,000 and $71,000 for the three months ended September 30, 2015, and 2014, respectively.

SG&A expenses decreased $253,000 for the nine months ended September 30, 2015, as compared to the corresponding period for 2014, as follows:

		%		%
(In thousands)	2015	Revenue	2014	Revenue	Change
Administrative	$3,849	—	$3,691	—	$158
Treatment	2,864	9.0	2,876	9.7	(12)
Services	1,950	12.5	2,349	22.7	(399)
Total	$8,663	18.3	$8,916	22.2	$(253)

The decrease in total SG&A was primarily due to lower SG&A in the Services Segment. Salaries and payroll related expenses were lower by approximately $387,000 from lower headcount which was attributed to a reduction in workforce which occurred in May 2014. Amortization expense was lower by approximately $112,000 due to certain amortizable intangible assets which became fully amortized in July 2014. The lower costs were partially offset by higher legal/business consulting expenses totaling approximately $70,000. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses totaling approximately $109,000. The lower costs were mostly offset by higher travel expenses of approximately $29,000 and higher trade show costs by approximately $65,000. The increase in administrative SG&A was primarily the result of higher outside services expenses by approximately $247,000 resulting from more consulting/business/legal matters and higher travel expenses by $36,000. Stock based compensation expenses were also higher by approximately $66,000. Our stock based compensation expenses for the first nine months of 2014 included a reduction in expenses of approximately $54,000 recorded in the first quarter of 2014 resulting from the forfeiture of options by our previous Chief Operating Officer (“COO”), who voluntarily resigned from the Company effective March 28, 2014. These higher costs were partially offset by lower salaries and payroll related expenses totaling approximately $191,000 from lower headcount. Included in SG&A expenses is depreciation and amortization expense of $137,000 and $270,000 for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development (“R&D”)

Research and development costs increased $330,000 and $559,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods of 2014. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies to increase company offerings and technological enhancement of new potential waste treatment processes. Our R&D costs included approximately $527,000 and $229,000 for the three months ended September 30, 2015 and the corresponding period of 2014, respectively, and approximately $1,354,000 and $548,000 for the nine months ended September 30, 2015 and the corresponding period of 2014, respectively, for the R&D related to the medical isotope (Technetium-99 or “Tc-99m”) technology (see “Financial Activities” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information of Perma-Fix Medical S.A (“PF Medical”), our majority-owned Polish subsidiary whose primary purpose is the R&D of technology for the Medical Isotope project). Included in R&D expense is depreciation expense of $0 and $90,000 for the three and nine months ended September 30, 2014, respectively. No depreciation expense was included in R&D expense for the three and nine months ended September 30, 2015 due to fully depreciated equipment in the second quarter of 2014.

Interest Expense

Interest expense decreased approximately $14,000 for the three months ended September 30, 2015, as compared to the corresponding period of 2014 primarily due to lower interest from our declining Term Loan balance and lower interest from the declining $3,000,000 loan dated August 2, 2013. The lower interest expense was partially offset by higher interest expense resulting from higher average Revolver loan balance over the period. Interest expense decreased $115,000 for the nine months ended September 30, 2015, as compared to the corresponding period of 2014 primarily due to the same reasons as discussed above. In addition, interest expense was lower for the nine months ended September 30, 2015 as compared to the corresponding period of 2014 as interest expense for the nine months ended September 30, 2014 included approximately $37,000 in loss on debt modification (recorded in accordance with ASC 470-50, “Debt – Modification and Extinguishment”) incurred as a result of an amended loan agreement that we entered into with our lender on April 14, 2014, which reduced our Revolving Credit line from $18,000,000 to $12,000,000.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $4,000 and $38,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding period of 2014. The increase was primarily due to the increase in monthly amortized financing fees associated with amendments to our credit facility that we entered into with our lender on April 14, 2014 and July 25, 2014.

Discontinued Operations and Divestitures

The Company’s discontinued operations consist of subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our Perma-Fix of South Georgia, Inc. (“PFSG”) facility. On August 14, 2013, our PFSG facility incurred fire damage which left it non-operational. In 2014, the Company elected not to rebuild the PFSG facility. The Company carried general liability, pollution, property and business interruption, and workers compensation insurance with a maximum deductible of approximately $300,000. On June 20, 2014, the Company entered into a settlement agreement and release with one of its insurance carriers resulting in receipt of approximately $3,850,000 in insurance settlement proceeds on June 30, 2014, which was used for working capital purposes.

On May 11, 2015, PFSG received a Notice of Violation and proposed Consent Order (“CO”) from the Georgia Department of Natural Resources Environmental Protection Division (“GAEPD”), which alleged certain violations of Georgia hazardous waste management regulations and PFSG hazardous waste management permit. The proposed CO also established the process for formerly closing the PFSG hazardous waste management facilities, should PFSG elect to do so; and proposed the assessment of a civil penalty. As previously disclosed, the final terms of the CO, including a $201,200 civil penalty, were executed on July 1, 2015. The civil penalty was paid by the Company and recorded in the three months ended June 30, 2015. On August 28, 2015, the Company notified GAEPD its intent to close the PFSG facility; and on September 29, 2015, the Company submitted a draft Post-Closure Plan for review and approval by the GAEPD.

On June 4, 2015, the Perma-Fix of Michigan, Inc. (“PFMI”) entered into a letter of intent (“LOI”) to sell the property PFMI formerly operated for a sale price of approximately $450,000. PFMI is a closed location. As required by ASC 360, the Company concluded that tangible asset impairment existed for PFMI and recorded approximately $150,000 in asset impairment charge in the second quarter of 2015. On September 29, 2015, PFMI entered into a Purchase Agreement (the “Agreement”) for the sale of the property for a sale price of $450,000, which is subject to completion of a due diligence within 45 days of the Agreement. Upon execution of the Agreement, PFMI received $20,000 deposit which is being held in an escrow account (recorded as restricted cash within discontinued operations). Upon closing of the transaction, PFMI is to receive an additional $55,000 in cash in addition to the $20,000 held in escrow and PFMI and the seller will execute a Land Contract (“Contract”) which will provide for, among other things, the remaining balance of the sales price of $375,000 to be paid by the seller in 60 equal monthly installment payments of approximately $7,250, due on or before the 15th of each month immediately following the execution of the Contract. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract.

Our discontinued operations had no revenue for the three and nine months ended September 30, 2015 and the corresponding period of 2014. We had net losses of $377,000 and $1,313,000 for our discontinued operations for the three and nine months ended September 30, 2015, respectively. Our loss for the nine months ended September 30, 2015 included the civil penalty recorded during the second quarter of 2015 for our PFSG facility and the asset impairment charge recorded during the second quarter of 2015 for our PFMI facility as discussed above. We had net loss of $473,000 and net income of $1,633,000 for our discontinued operations for the three and nine months ended September 30, 2014, respectively. Our net income for our discontinued operations for the nine months ended September 30, 2014, included a gain on insurance settlement of approximately $3,530,000 and asset impairment charge of $723,000 (of which $38,000 was recorded during the third quarter of 2014) for our PFSG subsidiary.

Liquidity and Capital Resources

Our cash flow requirements during the nine months ended September 30, 2015 were primarily financed by our operations and Credit Facility. Our ability to achieve and maintain profitability is dependent upon our ability to generate profitable revenues through successfully implementing our business plans, which includes our continued focus into both commercial and international markets to increase revenues to offset the uncertainties of government spending in the United States of America. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures. Although there are no assurances, we believe that our cash flows from operations and our availability from our Credit Facility are sufficient to fund our operations.

The following table reflects the cash flow activity for the first nine months of 2015:

(In thousands)	2015
Cash provided by operating activities of continuing operations	$1,484
Cash used in operating activities of discontinued operations	(1,233)
Cash used in investing activities of continuing operations	(291)
Cash used in financing activities of continuing operations	(1,579)
Effect of exchange rate changes on cash	(63)
Decrease in cash	$(1,682)

As of September 30, 2015, we were in a net borrowing position (Revolving Credit Facility). The cash balance at September 30, 2015, is primarily cash received from sale of certain equity by our majority-owned Polish subsidiary, PF Medical (which is not a credit party under our Amended Loan Agreement), and minor petty cash and local account balances used for miscellaneous services and supplies at our remaining subsidiaries.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $8,462,000 at September 30, 2015, an increase of approximately $190,000 from the December 31, 2014 balance of $8,272,000. The increase was primarily due to increased billings due to increased revenue which was partially offset by increased cash receipts.

Accounts Payable, totaled $4,908,000 at September 30, 2015, a decrease of $442,000 from the December 31, 2014 balance of $5,350,000. The decrease was primarily due to pay down of our accounts payables from cash generated from operations. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued expenses as of September 30, 2015 totaled $5,528,000, an increase of $988,000 over the December 31, 2014 balance of $4,540,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The increase was primarily the result of the renewal of the Company’s general insurance policies in September 2015 which we finance over a one year period.

Disposal/transportation accrual as of September 30, 2015, totaled $1,608,000, a decrease of $129,000 over the December 31, 2014 balance of $1,737,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During the first nine months of 2015, we shipped more waste for disposal which is reflected in a lower inventory on-site as compared to year end 2014.

We had working capital of $1,149,000 (which included working capital of our discontinued operations) as of September 30, 2015, as compared to working capital of $757,000 as of December 31, 2014. Our working capital was impacted by the proceeds received from the sale of equity by our majority-owned Polish subsidiary, PF Medical, on July 24, 2015 to Digirad Corporation (see “Financing Activities” in this section for further information of this transaction), and cash generated from our operations, offset by payments of certain of our current liabilities.

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

The Amended Loan Agreement matures on October 31, 2016, unless sooner terminated. We may terminate the Amended Loan Agreement upon 90 days’ prior written notice and upon payment in full of our obligations under the Amended Loan Agreement.

As of September 30, 2015, the availability under our revolving credit agreement was $4,284,000, based on our eligible receivables and is net of an indefinite reduction of borrowing availability of $1,500,000. On July 28, 2014, we entered into an amendment to the Amended Loan Agreement which among other things, authorized us to use the $3,850,000 insurance settlement proceeds received on June 30, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) subsidiary (which suffered a fire on August 14, 2013 and is included within our discontinued operations) for working capital purposes but placed an indefinite reduction on our borrowing availability by the $1,500,000 as discussed above.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our Credit Facility as of September 30, 2015:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	2.79:1	1.70:1	1.42:1
Minimum tangible adjusted net worth	$30,000	$42,898	$42,694	$44,653

We met our quarterly fixed charge coverage ratio and minimum tangible adjusted net worth requirements in each of the quarters as of September 30, 2015 and we expect to meet these quarterly financial covenant requirements in final quarter of 2015; however, if we fail to meet any of these quarterly financial covenant requirements in the final quarter of 2015 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On August 2, 2013, we completed a lending transaction with Messrs. Robert Ferguson (who serves as an advisor to the Company’s Board of Directors and is also a member of the Board of Directors of our majority-owned Polish Subsidiary, Perma-Fix Medical and William Lampson (“collectively, the “Lenders”), whereby we borrowed from the Lenders the sum of $3,000,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The proceeds from the Loan were used for general working capital purposes. The promissory note is unsecured, with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The promissory note provides for monthly payments of accrued interest only during the first year of the Loan with the first interest payment due September 1, 2013, and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the Loan. In connection with the above Loan, the Lenders entered into a Subordination Agreement dated August 2, 2013, with our Credit Facility lender, whereby the Lenders agreed to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the Credit Facility in the event of default or bankruptcy or other insolvency proceeding by us. As consideration for us receiving the Loan, we issued a Warrant to each Lender to purchase up to 35,000 shares of our Common Stock at an exercise price based on the closing price of our Common Stock at the closing of the transaction which was determined to be $2.23. The Warrants are exercisable six months from August 2, 2013 and expire on August 2, 2016. The fair value of the Warrants was estimated to be approximately $59,000 using the Black-Scholes option pricing model. As further consideration for the Loan, we also issued an aggregate 90,000 shares of our Common Stock, with each Lender receiving 45,000 shares. We determined the fair value of the 90,000 shares of Common Stock to be approximately $200,000 which was based on the closing price of the stock of $2.23 per share on August 2, 2013. The fair value of the Warrants and Common Stock and the related closing fees incurred from the transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees in the accompanying Consolidated Statements of Operations.

During August 2014, PF Medical executed stock subscription agreements totaling approximately $2,357,000 for 250,000 shares of its Series E Common Stock to non-U.S. persons in an offshore private placement under Regulation S promulgated under the Securities Act of 1933, as amended (“Securities Act”). In connection with this transaction, PF Medical has received approximately $1,545,000 in proceeds, of which approximately $67,000 was received in the first nine months of 2015, for the 250,000 shares (before deduction for commissions and legal expenses relating to this offering of approximately $242,000). The $67,000 is being held in an escrow account as the proceeds will be used to pay for potential future expenses related to the medical isotope project. The Company has recorded the amount held in escrow as restricted cash on the accompanying Consolidated Balance Sheets. PF Medical expects to receive the remaining proceeds for the stock subscription receivables in the amount of approximately $751,000 by December 2015. The remaining stock subscription receivables are offset against non-controlling interest. If PF Medical does not receive approximately $591,000 of the remaining stock subscription receivables, which represents approximately 68,181 shares, PF Medical has the option to have the purchaser of such shares transfer all of its rights, title and interest in such shares to PF Medical or for PF Medical to be paid for the 68,161 shares with shares of another publicly traded company.

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

On July 24, 2015, PF Medical and Digirad Corporation, a Delaware corporation (“Digirad”), Nasdaq: DRAD, entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement”), (together, the “Digirad Agreements”). The Supplier Agreement became effective upon the completion of the Subscription Agreement. PF Medical was formed to develop and commercialize a new process to produce Tc-99m, the most widely used medical isotope in the world. Pursuant to the terms of the Digirad Agreements, Digirad purchased, in a private placement and pursuant to Regulation S under the Securities Act, 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000, which was received on July 24, 2015. The issuance of the shares has been approved by the Polish authority. As of September 30, 2015, legal expenses incurred for this offering totaled approximately $29,000. The net proceeds of $971,000 in stock subscription were recorded as non-controlling interest on the accompanying Consolidated Balance Sheets. The 71,429 share investment made by Digirad constituted approximately 5.4% of the outstanding common shares of PF Medical. As a result of this transaction, the Company’s ownership interest in PF Medical diluted from approximately 64.0% to approximately 60.5%. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and PF Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

Investing Activities

For the nine months ended September 30, 2015, our purchases of capital equipment totaled approximately $338,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations and the net borrowing on our revolving credit facility. We have budgeted approximately $1,100,000 for 2015 capital expenditures for our segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or additional financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of September 30, 2015, which total approximately $1,734,000, payable as follows: $195,000 in remainder of 2015; $675,000 in 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2015, the total amount of these bonds and letters of credit outstanding was approximately $1,773,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of September 30, 2015, the closure and post-closure requirements for these facilities were approximately $46,404,000. We have recorded approximately $21,364,000 in a sinking fund related to these policies in other long term assets on the accompanying Consolidated Balance Sheets.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $9,460,000 or 54.7% and $27,261,000 or 57.7% of our total revenue from continuing operations during the three and nine months ended September 30, 2015, respectively, as compared to $11,734,000 or 69.4% and $24,576,000 or 61.3% of our total revenue from continuing operations during the corresponding period of 2014, respectively.

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

Our subsidiaries where the remediation expenditures will be made are the former Environmental Processing Services, Inc. (“EPS”) site in Dayton, Ohio, a former Resource Conservation and Recovery Act (”RCRA”) storage facility operated by the former owners of Perma-Fix Dayton, Inc. (“PFD”), Perma-Fix of Memphis Inc.’s (“PFM” – closed location) site in Memphis, Tennessee, PFSG facility in Valdosta, Georgia (in closure status), and Perma-Fix Michigan, Inc.’s (“PFMI” – closed location) site in Brownstown, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008. All of the reserves noted above are within our discontinued operations. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At September 30, 2015, we had total accrued environmental remediation liabilities of $976,000, of which $87,000 is recorded as a current liability, which reflects a decrease of $40,000 from the December 31, 2014 balance of $1,016,000. The decrease represents payments on remediation projects. In connection with the Purchase Agreement dated September 29, 2015 for the sale of the property at PFMI, the Company will remain responsible for site remediation activities pursuant to a consent order unless and until the activities are completed or transferred to the new property owner subject to the approval of the Michigan Department of Environmental Quality (“MDEQ”). At September 30, 2015, the remediation reserve balance at PFMI was approximately $77,000 (all current) which is anticipated to be used during the fourth quarter of 2015 for final closure activities approved by the Michigan Department of Environmental Quality during August 2015. At September 30, 2015, the remediation reserve balance at PFSG (which was officially in closure status effective August 28, 2015) was approximately $816,000, of which approximately $6,000 is recorded as current liability (see “Discontinued Operations and Divestitures” in this “Management‘s Discussion and Analysis of Financial Condition and Results of Operations” for the Purchase Agreement regarding PFMI and PFSG’s closure status).

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

We have implemented the following controls and procedures which we believe will remediate the material weakness above in the fourth quarter of 2015.

1. Increased review and monitoring by management of the Company’s income tax filings and provisions, which will include utilization of a checklist to help ensure all major income tax components are accounted for during the review process.

2. Our tax filing and tax provision function are performed by separate third party tax professional firms which will further assist with oversight of our income tax provision preparation procedures.

(b)	Changes in internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2014 and our Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, which are incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014.

Item 6.
(a)	Exhibits
Exhibits
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 4, 2015	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
President and Chief Executive Officer
Chief Executive Officer

Date: November 4, 2015	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting Officer