Form 10-Q
period 2016-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2016-05-23
CIK 891532

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at May 4, 2016 11,574,331 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in Thousands, Except for Share and per Share Amounts)	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$798	$1,435
Restricted cash	—	99
Accounts receivable, net of allowance for doubtful accounts of $1,482 and $1,474, respectively	8,522	9,673
Unbilled receivables - current	3,151	4,569
Inventories	374	377
Prepaid and other assets	3,546	3,929
Current assets related to discontinued operations	29	34
Total current assets	16,420	20,116

Property and equipment:
Buildings and land	20,211	20,209
Equipment	35,200	35,191
Vehicles	417	422
Leasehold improvements	11,626	11,626
Office furniture and equipment	1,755	1,755
Construction-in-progress	488	497
	69,697	69,700
Less accumulated depreciation	(50,484)	(49,707)
Net property and equipment	19,213	19,993

Property and equipment related to discontinued operations	531	531

Intangibles and other long term assets:
Permits	16,759	16,761
Other intangible assets - net	1,985	2,066
Unbilled receivables – non-current	296	707
Finite risk sinking fund	21,396	21,380
Other assets	1,342	1,359
Total assets	$77,942	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Unaudited)

(Amounts in Thousands, Except for Share and per Share Amounts)	March 31, 2016	December 31, 2015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,729	$6,109
Accrued expenses	4,250	4,341
Disposal/transportation accrual	1,473	1,107
Deferred revenue	2,359	2,631
Current portion of long-term debt	1,212	1,481
Current portion of long-term debt - related party	596	950
Current liabilities related to discontinued operations	526	531
Total current liabilities	16,145	17,150

Accrued closure costs	5,286	5,301
Other long-term liabilities	883	867
Deferred tax liabilities	5,460	5,424
Long-term debt, less current portion	7,297	7,405
Long-term liabilities related to discontinued operations	1,047	1,064
Total long-term liabilities	19,973	20,061

Total liabilities	36,118	37,211

Commitments and Contingencies (Note 7)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $883 and $867, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,565,586 and 11,551,232 shares issued, respectively; 11,557,944 and 11,543,590 shares outstanding, respectively	11	11
Additional paid-in capital	105,639	105,556
Accumulated deficit	(64,648)	(60,808)
Accumulated other comprehensive loss	(65)	(117)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	40,849	44,554
Non-controlling interest	(310)	(137)
Total stockholders' equity	40,539	44,417

Total liabilities and stockholders' equity	$77,942	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2016	2015

Net revenues	$10,038	$13,600
Cost of goods sold	10,004	12,122
Gross profit	34	1,478

Selling, general and administrative expenses	3,055	2,846
Research and development	575	429
Loss on disposal of property and equipment	5	—
Loss from operations	(3,601)	(1,797)

Other income (expense):
Interest income	16	8
Interest expense	(168)	(126)
Interest expense-financing fees	(57)	(58)
Foreign currency loss	—	(5)
Loss from continuing operations before taxes	(3,810)	(1,978)
Income tax expense	36	36
Loss from continuing operations, net of taxes	(3,846)	(2,014)

Loss from discontinued operations	(167)	(223)
Net loss	(4,013)	(2,237)

Net loss attributable to non-controlling interest	(173)	(172)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,840)	$(2,065)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$(.32)	$(.16)
Discontinued operations	(.01)	(.02)
Net loss per common share	$(.33)	$(.18)

Number of common shares used in computing net loss per share:
Basic	11,557	11,486
Diluted	11,557	11,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015

Net loss	$(4,013)	$(2,237)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	52	(88)
Total other comprehensive income (loss)	52	(88)

Comprehensive loss	(3,961)	(2,325)
Comprehensive loss attributable to non-controlling interest	(173)	(172)
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(3,788)	$(2,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2016

(Unaudited)

	Common Stock				Additional			Common Stock	Accumulated Other		Non- controlling		Total
(Amounts in thousands, except for share amounts)	Shares		Amount		Paid-In Capital			Held In Treasury	Comprehensive (Loss) Income		Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2015	11,551,232		$11		$105,556			$(88)	$(117)		$(137)	$(60,808)	$44,417
Net loss	—		—		—			—	—		(173)	(3,840)	(4,013)
Foreign currency translation	—		—		—			—	52		—	—	52
Issuance of Common Stock for services	14,354		—		55			—	—		—	—	55
Stock-Based Compensation	—		—		28			—	—		—	—	28
Balance at March 31, 2016	11,565,586		$11		$105,639			$(88)	$(65)		$(310)	$(64,648)	$40,539

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(4,013)	$(2,237)
Less: loss from discontinued operations, net of taxes	(167)	(223)

Loss from continuing operations, net of taxes	(3,846)	(2,014)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities :
Depreciation and amortization	884	966
Amortization of debt discount	21	22
Deferred tax expense	36	36
Provision (recovery of) bad debt reserves	8	(34)
Loss on disposal of plant, property, and equipment	5	—
Issuance of common stock for services	55	70
Stock-based compensation	28	33
Changes in operating assets and liabilities of continuing operations
Restricted cash	35	—
Accounts receivable	1,143	(267)
Unbilled receivables	1,829	(170)
Prepaid expenses, inventories and other assets	599	(4)
Accounts payable, accrued expenses and unearned revenue	(546)	(1,334)
Cash provided by (used in) continuing operations	251	(2,696)
Cash used in discontinued operations	(184)	(232)
Cash provided by (used in) operating activities	67	(2,928)

Cash flows from investing activities:
Purchases of property and equipment	(9)	(121)
Proceeds from sale of plant, property, and equipment	1	—
Payment to finite risk sinking fund	(16)	(7)
Cash used in investing activities	(24)	(128)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(13,853)	(14,263)
Borrowing on revolving credit	14,022	15,808
Proceeds from issuance of common stock	—	3
Release of proceeds for stock subscription for Perma-Fix Medical S.A. previously held in escrow	64	—
Principal repayments of long term debt	(577)	(587)
Principal repayments of long term debt - related party	(375)	(375)
Cash (used in) provided by financing activities	(719)	586

Effect of exchange rate changes on cash	39	(82)

Decrease in cash	(637)	(2,552)
Cash at beginning of period	1,435	3,680
Cash at end of period	$798	$1,128

Supplemental disclosure:
Interest paid	$100	$132
Income taxes paid	5	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2016

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2016.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company determined that the operations of its majority-owned subsidiary, Perma-Fix Medical S.A. (“PF Medical”), which has not generated any revenues as it continues to be primarily in the research and development (“R&D”) stage, meet the definition of a reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” Accordingly, as detailed on Note 9 – “Operation Segments,” all of the historical numbers presented in the consolidated financial statements have been recast to include the operations of PF Medical as a separate reportable segment (“Medical Segment”).

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2015 consolidated financial statements referred to above. During the first quarter of 2016, all of the restricted cash previously held in escrow at December 31, 2015 was released. Such amount represented $35,000 held in escrow for our worker’s compensation policy with the remaining representing proceeds held in escrow resulting from stock subscription agreements executed in connection with the sale of common stock by PF Medical in previous years.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. It is effective for annual reporting periods beginning after December 15, 2015 (including interim reporting periods), but early adoption is permitted. The Company adopted ASU 2015-03 retroactively in the first quarter of 2016. The adoption of ASU 2015-03 did not have a material impact to the Company’s results of operations, cash flows or financial position. The adoption of ASU 2015-03 resulted in a decrease in prepaid and other assets of approximately $152,000, a decrease in current portion of long-term debt of $27,000, and a decrease in long-term debt, less current portion of $125,000 for the balances as of December 31, 2015 in the accompanying Consolidated Balance Sheets.

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of periods beginning after December 15, 2016 (including interim reporting periods within those periods). The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-07, “Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09; instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-07 is effective for interim and annual periods beginning after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

				March 31, 2016			December 31, 2015
	Useful Lives (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8	-	18	$546	$(212)	$334	$539	$(203)	$336
Software		3		395	(367)	28	395	(364)	31
Customer relationships		12		3,370	(1,747)	1,623	3,370	(1,671)	1,699
Permit		10		545	(386)	159	545	(373)	172
Total				$4,856	$(2,712)	$2,144	$4,849	$(2,611)	$2,238

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the one definite-lived permit):

Amount
Year	(In thousands)

2016 (remaining)	$319
2017	373
2018	334
2019	247
2020	221
$1,494

Amortization expenses relating to the definite-lived intangible assets as discussed above were $101,000 and $127,000 for the three months ended March 31, 2016 and 2015, respectively.

4.	Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors. No stock options were granted during the first quarter of 2016 and 2015.

The summary of the Company’s total Stock Option Plans as of March 31, 2016, as compared to March 31, 2015, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan and the 2003 Outside Directors Stock Plan (“2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value (2)
Options outstanding January 1, 2016	218,200	$7.65
Granted	─	─	
Exercised	─	─
Forfeited/expired	─	─	
Options outstanding end of period (1)	218,200	$7.65		4.6	$13,980
Options exercisable at March 31, 2016(1)	181,533	$8.18		4.6	$13,980
Options exercisable and expected to be vested at March 31, 2016	212,333	$7.72		4.6	$13,980

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value (2)
Options outstanding Janury 1, 2015	239,023	$7.81
Granted	─	─	
Exercised	(1,257)	2.79			$2,043
Forfeited/expired	(15,000)	7.10	
Options outstanding end of period (1)	222,766	7.89		5.0	$22,616
Options exercisable at March 31, 2015(1)	167,766	$8.84		4.9	$22,616
Options exercisable and expected to be vested at March 31, 2015	213,966	$8.01		5.0	$22,616

(1) Options with exercise prices ranging from $2.79 to $14.75

(2) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2016 and 2015 for our employee and director stock options.

Stock Options	Three Months Ended March 31,
	2016	2015
Employee Stock Options	$13,000	$13,000
Director Stock Options	15,000	20,000
Total	$28,000	$33,000

As of March 31, 2016, the Company has approximately $59,000 of total unrecognized compensation cost related to unvested options, of which $40,000 is expected to be recognized in remaining 2016, with the remaining $19,000 in 2017.

During the three months ended March 31, 2016, the Company issued a total of 14,354 shares of our Common Stock under the 2003 Plan to our outside directors as compensation for serving on our Board of Directors. The Company has recorded approximately $60,000 in compensation expenses (included in selling, general and administration expenses) in connection with the issuance of these shares of our Common Stock to our outside directors.

5.	Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per shares. The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share:

	Three Months Ended March 31, (Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2016	2015
Net loss attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Loss from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,673)	$(1,842)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(167)	(223)
Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(3,840)	$(2,065)

Basic loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.33)	$(.18)

Diluted loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.33)	$(.18)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,557	11,486
Add: dilutive effect of stock options	—	—
Add: dilutive effect of warrants	—	—
Diluted weighted average shares outstanding	11,557	11,486

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options
183	186

6.	Long Term Debt

Long-term debt consists of the following at March 31, 2016 and December 31, 2015:

(Amounts in Thousands)	March 31, 2016		December 31, 2015
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.50% at March 31, 2016) plus 1.75% or London Interbank Offer Rate ("LIBOR") plus 2.75%, balance due March 24, 2021. Effective interest rate for first quarter of 2016 was 4.6%. (1) (2)	$2,518		$2,349
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $190, balance due on March 24, 2021, variable interest paid monthly at option of prime rate plus 2.25% or LIBOR plus 3.25%. Effective interest rate for first quarter of 2016 was 3.6%. (1) (2)	5,974	(5)	6,514	(5)
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 followed with twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (3) (4)	596		950
Capital lease (interest at rate of 6.0%)	17		23
	9,105		9,836
Less current portion of long-term debt	1,808		2,431
Long-term debt	$7,297		$7,405

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) See below “Revolving Credit and Term Loan Agreement” for payment interest options prior to March 24, 2016. Effective April 1, 2016, the monthly installment payment under the Term Loan became $101,600 as a result of the March 24, 2016 amendment to the loan agreement as discussed below.

(3) Uncollateralized note.

(4) Net of debt discount of ($29,000) and ($50,000) at March 31, 2016 and December 31, 2015, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5) Net of debt issuance costs of ($121,000) and ($152,000) at March 31, 2016 and December 31, 2015, respectively.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”), provided the Company with the following Credit Facility: (a) up to $12,000,000 revolving credit (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

Under the Amended Loan Agreement, the Company had the option of paying an annual rate of interest due on the Revolving Credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the Term Loan at prime plus 2.5% or LIBOR plus 3.5%.

On March 24, 2016, the Company entered into an amendment to the Amended Loan Agreement with PNC which provided, among other things, the following (the amendment, together with the Amended Loan Agreement is collectively known as the “Revised Loan Agreement”):

●	extended the due date of our Credit Facility from October 31, 2016 to March 24, 2021 (“maturity date”);

●

amended the Term loan to approximately $6,100,000, which requires monthly payments of $101,600 (based on a five-year amortization) and which approximated the term loan balance under the existing Credit Facility at the date of the amendment. The revolving line of credit remains at up to $12,000,000 (subject to the amount of borrowings based on a percentage of eligible receivables as previously defined under the Amended Loan Agreement);

●

released $1,000,000 of the $1,500,000 borrowing availability restriction that the lender had previously placed on the Company in connection with the insurance settlement proceeds received on July 28, 2014 by our PFSG facility, which suffered a fire in 2013. The Company’s lender had authorized the Company to use such proceeds for working capital purposes but had placed an indefinite reduction on our borrowing availability of $1,500,000;

●

revised the interest payment options to paying an annual rate of interest due on the Revolving Credit at prime plus 1.75% or LIBOR plus 2.75% and the Term Loan at prime plus 2.25% or LIBOR plus 3.25%; and

●	revised our annual capital spending maximum limit from $6,000,000 to $3,000,000.

In connection with the amendment, the Company paid PNC a closing fee of $70,000. As a result of the amendment dated March 24, 2016, the Company recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which has been included in interest expense in the accompanying Consolidated Statements of Operations.

Pursuant to the amendment, the Company may terminate the Revised Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the Revised Loan Agreement. The Company has agreed to pay PNC 1.0% of the total financing in the event the Company pays off its obligations on or before March 23, 2017, .50% of the total financing if the Company pays off its obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if the Company pays off its obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if the Company pays off its obligations after March 23, 2019.

All other terms of the Amended Loan Agreement remain principally unchanged.

As of March 31, 2016, the availability under our revolving credit was $2,740,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $500,000 as discussed above.

The Company’s Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The Company met its quarterly financial covenants in the first quarter of 2016 with the exception of its minimum quarterly fixed charge coverage ratio requirement of 1.15:1. The Company has obtained a waiver from its lender for this non-compliance (see Note 11- “Subsequent Events – Credit Facility”). The Company expects to meet its quarterly financial covenants in each of the remaining quarters of 2016.

Promissory Note

The Company entered into a $3,000,000 loan dated August 2, 2013 with Messrs. Robert Ferguson and William Lampson (each known as the “Lender”). As consideration for the Company receiving the loan, the Company issued to each Lender a Warrant to purchase up to 35,000 shares of the Company’s Common at an exercise price of $2.23 per share. The Warrants expire on August 2, 2016. As further consideration for the loan, the Company also issued to each Lender 45,000 shares of the Company’s Common Stock. The fair value of the Warrants and Common Stock and the related closing fees incurred from this transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, have been made by the Company. As of March 31, 2016, our financial assurance coverage amount under this policy totaled approximately $38,874,000. The Company has recorded $15,474,000 in sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets, which includes interest earned of $1,003,000 on the sinking fund as of March 31, 2016. Interest income for the three months ended March 31, 2016 and 2015 was approximately $14,000 and $6,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of March 31, 2016, the Company has recorded $5,922,000 in our sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets, which includes interest earned of $222,000 on the sinking fund as of March 31, 2016. Interest income for the three months ended March 31, 2016 and 2015 was approximately $2,000 and $1,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2015 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Letters of Credit and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,539,000, of which the majority of the amount relates to various bonding requirements.

8.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which suffered a fire and explosion on August 14, 2013 and is currently undergoing closure, subject to regulatory approval.

The Company’s discontinued operations had losses of $167,000 and $223,000 for the three months ended March 31, 2015 and 2014 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations that are classified as held for sale as of March 31, 2016 and December 31, 2015. The asset held for sale is the property which Perma-Fix Michigan, Inc. (“PFMI” – a closed location) formerly operated on (see Note 11- “Subsequent Events – PFMI” for further information on the sale of this property).

(Amounts in Thousands)	March 31, 2016	December 31, 2015

Property	$450	$450
Total assets held for sale	$450	$450

The following table presents the major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2016 and December 31, 2015:

(Amounts in Thousands)	March 31, 2016	December 31, 2015
Current assets
Other assets	$29	34
Total current assets	29	34
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets not held for sale	$110	$115
Current liabilities
Accounts payable	$70	$85
Accrued expenses and other liabilities	447	437
Environmental liabilities	9	9
Total current liabilities	526	531
Long-term liabilities
Closure liabilities	156	173
Environmental liabilities	891	891
Total long-term liabilities	1,047	1,064
Total liabilities not held for sale	$1,573	$1,595

(1) net of accumulated depreciation of $10,000 for each period presented.

9.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, the Company defines an operating segment as a business activity: (a) from which we may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

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

MEDICAL SEGMENT reporting includes: R&D costs for the new medical isotope production technology from our majority-owned Polish subsidiary, PF Medical. The Medical Segment has not generated any revenue as it continues to be primarily in the R&D stage. All costs incurred for the Medical Segment are reflected within R&D in the accompanying Consolidated Statements of Operations and consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of this new technology.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see Note 8 – “Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments as of and for the three months ended March 31, 2016 and 2015 (in thousands).

Segment Reporting as of and for the Quarter Ended March 31, 2016
	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,204	$2,834	—	$10,038	$—	$10,038
Intercompany revenues	4	5	—	9	—	—
Gross profit	(138)	172	—	34	—	34
Research and development	106	26	438	570	5	575
Interest income	—	—	—	—	16	16
Interest expense	(2)	—	—	(2)	(166)	(168)
Interest expense-financing fees	—	—	—	—	(57)	(57)
Depreciation and amortization	713	161	—	874	10	884
Segment loss before income taxes	(1,248)	(725)	(438)	(2,411)	(1,399)	(3,810)
Income tax expense	36	—	—	36	—	36
Segment loss	(1,284)	(725)	(438)	(2,447)	(1,399)	(3,846)
Expenditures for segment assets	8	—	1	9	—	9

Segment Reporting as of and for the Quarter Ended March 31, 2015
	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,749	$3,851	—	$13,600	$—	$13,600
Intercompany revenues	2	8	—	10	—	—
Gross profit	1,235	243	—	1,478	—	1,478
Research and development	34	—	395	429	—	429
Interest income	—	—	—	—	8	8
Interest expense	(22)	—	—	(22)	(104)	(126)
Interest expense-financing fees	—	—	—	—	(58)	(58)
Depreciation and amortization	764	190	—	954	12	966
Segment income (loss) before income taxes	221	(303)	(395)	(477)	(1,501)	(1,978)
Income tax expense	36	—	—	36	—	36
Segment income (loss)	185	(303)	(395)	(513)	(1,501)	(2,014)
Expenditures for segment assets	104	16	—	120	1	121

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

10.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expense was $36,000 and $36,000 for continuing operations for the three months ended March 31, 2016 and the corresponding period of 2015, respectively. The Company’s effective tax rate was approximately (1.0%) for the three months ended March 31, 2016 as compared to a tax rate of approximately (.2.0%) for the corresponding period of 2015.

11.	Subsequent Events

Credit Facility

As discussed in Note 6 – “Long Term Debt”, on May 23, 2016, the Company’s lender waived the Company’s non-compliance with its minimum quarterly fixed charge coverage ratio for the first quarter of 2016. In connection with this waiver, the Company paid PNC a fee of $5,000.

Perma-Fix of Michigan, Inc. (“PFMI”)

On May 2, 2016, PFMI entered into an Agreement as to the sale of the property which it formerly operated on for a sale price of $450,000 (see Note 8- “Discontinued Operations” for further information of PFMI). The Agreement provides for a down payment of approximately $75,000 which after certain closing and settlement costs, PFMI received approximately $36,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installment of approximately $7,250, with the first payment due June 15, 2016. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract except under limited conditions.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	ability of PF Medical to fund its R&D program;
●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in remaining 2016;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our Treatment and Services Segments’ obligations;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	reducing operating costs to bring them in line with revenue level, when necessary;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated internally;
●	expect to receive certain large waste treatment shipments in the second and/or third quarters;
●	compliance with environmental regulations;
●	potential effect of being a PRP; and
●	potential sites for violations of environmental laws and remediation of our facilities.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2015 Form 10-K.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company determined that the operations of its majority-owned subsidiary, Perma-Fix Medical S.A. (“PF Medical”), which has not generated any revenues as it continues to be primarily in the research and development (“R&D”) stage, meet the definition of a reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” Accordingly, all of the historical numbers presented in the consolidated financial statements have been recast to include the operations of PF Medical as a separate reportable segment (“Medical Segment”).

Overview

Revenue decreased $3,562,000 or 26.2% to $10,038,000 for the three months ended March 31, 2016 from $13,600,000 for the corresponding period of 2015. Revenue from our Treatment Segment decreased $2,545,000 or 26.1% primarily due to both lower averaged price waste and lower volume. Our first quarter 2016 financial results were impacted by the timing of certain large waste treatment shipments that were delayed to later this year. We expect to receive these shipments in the second and/or third quarters. Services Segment revenue decreased $1,017,000 or 26.4% primarily due to the completion of a certain large contract in December 2015 in the nuclear services area. Gross profit decreased $1,444,000 or 97.7% primarily due to reduced revenue. Selling, General, and Administrative (SG&A) expenses increased $209,000 or 7.3% for the three months ended March 31, 2016 as compared to the corresponding period of 2015.

Business Environment, Outlook and Liquidity

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our cash flow requirements for remaining 2016 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures which we plan to fund from operations and our Credit Facility availability. Our majority-owned Polish subsidiary, PF Medical, continues to dedicate resources to the R&D of the new medical isotope production technology and to take the necessary steps for eventual submission of this technology for U.S. Food and Drug Administration (“FDA”) and other regulatory approval and commercialization of this technology. We believe that the need for capital by PF Medical will require PF Medical to obtain such capital requirements through obtaining its own credit facility or additional equity raise, which if such equity raise is successful, could dilute our ownership of PF Medical. If PF Medical is unable to raise the necessary capital, PF Medical may be required to reduce, delay or eliminate for a period of time its R&D program.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: The Treatment, Services, and Medical Segments. Our Medical Segment encompasses the operations of our majority-owned Polish subsidiary, PF Medical, which has not generated any revenue and all costs incurred are included within R&D.

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2016	%	2015	%
Net revenues	$10,038	100.0	$13,600	100.0
Cost of good sold	10,004	99.7	12,122	89.1
Gross profit	34	.3	1,478	10.9
Selling, general and administrative	3,055	30.4	2,846	20.9
Research and development	575	5.7	429	3.2
Loss on disposal of property and equipment	5	—	—	—
Loss from operations	$(3,601)	(35.8)	$(1,797)	(13.2)
Interest income	16	.2	8	—
Interest expense	(168)	(1.7)	(126)	(.9)
Interest expense-financing fees	(57)	(.6)	(58)	(.4)
Foreign currency loss	—	—	(5)	—
Loss from continuing operations before taxes	(3,810)	(37.9)	(1,978)	(14.5)
Income tax expense	36	.4	36	.3
Loss from continuing operations	$(3,846)	(38.3)	$(2,014)	(14.8)

Summary – Three Months Ended March 31, 2016 and 2015

Consolidated revenues decreased $3,562,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change	% Change
Treatment
Government waste	$4,968	49.5	$7,054	51.9	$(2,086)	(29.6)
Hazardous/non-hazardous	1,085	10.8	997	7.3	88	8.8
Other nuclear waste	1,151	11.5	1,698	12.5	(547)	(32.2)
Total	7,204	71.8	9,749	71.7	(2,545)	(26.1)

Services
Nuclear services	2,385	23.7	3,078	22.6	(693)	(22.5)
Technical services	449	4.5	773	5.7	(324)	(41.9)
Total	2,834	28.2	3,851	28.3	(1,017)	(26.4)

Total	$10,038	100.0	$13,600	100.0	$(3,562)	(26.2)

Net Revenue

Treatment Segment revenue decreased $2,545,000 or 26.1% for the three months ended March 31, 2016 over the same period in 2015. The revenue decrease was primarily due to lower revenue generated from government clients of approximately $2,086,000 or 29.6% due to both lower averaged price waste and lower volume. Other nuclear revenue decreased approximately $547,000 primarily due to lower averaged price waste. The Services Segment revenue decrease of $1,017,000 or 26.4% in the three months ended March 31, 2016 from the corresponding period of 2015 was primarily the result of the completion of a certain large project in the nuclear services area in December 2015. This project was awarded to us in the second half of 2014 and had generated revenue of approximately $1,900,000 in the first quarter of 2015.

Cost of Goods Sold

Cost of goods sold decreased $2,118,000 for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$7,342	101.9	$8,514	87.3	$(1,172)
Services	2,662	93.9	3,608	93.7	(946)
Total	$10,004	99.7	$12,122	89.1	$(2,118)

Cost of goods sold for the Treatment Segment decreased by $1,172,000 or 13.8% primarily due to lower revenue. We incurred lower disposal, transportation, lab, and material and supplies costs totaling approximately $850,000. Our overall fixed costs were lower by approximately $361,000. Salaries and payroll related expenses were lower by approximately $159,000 and general expenses were lower by approximately $56,000 in various categories as we continue to streamline our costs. Depreciation expense was lower by approximately $49,000 as certain assets became fully depreciated in the latter part of 2015. In addition, maintenance costs were lower by approximately $112,000. In the prior period of 2015, we incurred higher costs in connection with the maintenance of certain buildings and equipment. Services Segment cost of goods sold decreased $946,000 or 26.2% primarily due to the decrease in revenue as discussed above. The decrease in cost of goods sold was primarily in salaries and payroll related, travel, and outside services expenses totaling approximately $817,000. The remaining decrease was in material and supplies of approximately $85,000 and general expenses in various categories totaling approximately $28,000. Included within cost of goods sold is depreciation and amortization expense of $852,000 and $912,000 for the three months ended March 31, 2016, and 2015, respectively.

Gross Profit

Gross profit for the quarter ended March 31, 2016 decreased $1,444,000 over the corresponding period of 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$(138)	(1.9)	$1,235	12.7	$(1,373)
Services	172	6.1	243	6.3	(71)
Total	$34	0.3	$1,478	10.9	$(1,444)

Gross profit decreased primarily due to decreased revenue. Treatment Segment gross profit decreased $1,373,000 or 111.2% and gross margin decreased to (1.9%) from 12.7% primarily due to decreased revenue from both lower averaged price waste and volume and the impact of our fixed costs. In the Services Segment, the decreases in gross profit of $71,000 and gross margin from 6.3% to 6.1% was primarily due to the decrease in revenue as discussed above.

Selling, General and Administrative (“SG&A)

SG&A expenses increased $209,000 for the three months ended March 31, 2016, as compared to the corresponding period for 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Administrative	$1,188	—	$1,349	—	$(161)
Treatment	1,001	13.9	956	9.8	45
Services	866	30.6	541	14.0	325
Total	$3,055	30.4	$2,846	20.9	$209

The increase in total SG&A was primarily due to higher SG&A costs in the Services Segment with increased salary expense of approximately $229,000 related to bids and proposal work for potential projects. Outside services expenses were higher by approximately $70,000 resulting from more business/consulting/legal matters. Bad debt expense was higher by approximately $15,000. Treatment SG&A was higher primarily due to higher bad debt expense of approximately $28,000 with the remaining higher expense in marketing costs related to tradeshows. The decrease in administrative SG&A was primarily the result of lower outside services expenses by approximately $163,000 resulting from fewer consulting/business/legal matters. Included in SG&A expenses is depreciation and amortization expense of $32,000 and $54,000 for the three months ended March 31, 2016 and 2015, respectively.

R&D

(In thousands)	2016	2015	Change
Administrative	$5	—	$5
Treatment	106	34	72
Services	26	—	26
PF Medical	438	395	43
Total	$575	$429	$146

R&D costs increased $146,000 for the three months ended March 31, 2016, as compared to the corresponding period of 2015. Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The increase in R&D costs was primarily in the Treatment and Medical Segments for enhancement of treatment processes and the development of the new medical isotope technology, respectively.

Interest Expense

Interest expense increased $42,000 in the first quarter of 2016 as compared to the corresponding period of 2015 primarily due a $68,000 in loss on debt extinguishment (recorded as interest expense) incurred as result of the amendment dated March 24, 2016 that we entered into with our lender which extended the due date of our credit facility, among other things, to March 24, 2021. In addition, interest expense was higher resulting from higher average revolver loan balance over the period. The higher interest expense was partially offset by lower interest on our declining Term Loan balance and lower interest from the declining $3,000,000 loan dated August 2, 2013 (see “Liquidity and Capital Resources – Financing Activities” for the amendment that we entered with our lender on March 24, 2016).

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility, which is currently undergoing closure, subject to regulatory approval.

We had net losses of $167,000 and $223,000 for our discontinued operations for the three months ended March 31, 2016 and 2015, respectively (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. Our discontinued operations had no revenues for each of the periods noted above.

On May 2, 2016, PFMI entered into an Agreement as to the sale of the property which it formerly operated on for a sale price of $450,000. The Agreement provides for a down payment of approximately $75,000 which after certain closing and settlement costs, PFMI received approximately $36,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installment of approximately $7,250, with the first payment due June 15, 2016. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract except under limited conditions.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2016 were primarily financed by our operations and Credit Facility availability. Our majority-owned Polish subsidiary, PF Medical, continues to dedicate resources to the R&D of the new medical isotope production technology and to take the necessary steps for eventual submission of this technology for FDA and other regulatory approval and commercialization of this technology. We believe that the need for capital by PF Medical will require PF Medical to obtain such capital requirements through obtaining its own credit facility or additional equity raise, which if such equity raise is successful, could dilute our ownership of PF Medical. If PF Medical is unable to raise the necessary capital, PF Medical may be required to reduce, delay or eliminate for a period of time its R&D program. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our Credit Facility are sufficient to fund our Treatment and Services Segment operations.

The following table reflects the cash flow activities during the first three months of 2016:

(In thousands)	2016
Cash provided by operating activities of continuing operations	$251
Cash used in operating activities of discontinued operations	(184)
Cash used in investing activities of continuing operations	(24)
Cash used in financing activities of continuing operations	(719)
Effect of exchange rate changes in cash	39
Decrease in cash	$(637)

As of March 31, 2016, we were in a net borrowing position (Revolving Credit Facility). At March 31, 2016, we had cash on hand of approximately $798,000. The cash balance at March 31, 2016 was primarily cash received from the sale of certain equity by our majority-owned Polish subsidiary, PF Medical, and minor petty cash and local account balances used for miscellaneous services and supplies at our remaining subsidiaries. PF Medical is not a credit party under our Revised Loan Agreement with our lender.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $8,522,000 at March 31, 2016, a decrease of $1,151,000 from the December 31, 2015 balance of $9,673,000. The decrease was primarily due to lower revenue and the timing of accounts receivable collections due to the variety of payment terms provided to our customers.

Accounts Payable, totaled $5,729,000 at March 31, 2016, a decrease of $380,000 from the December 31, 2015 balance of $6,109,000. The decrease was primarily due to pay down of our accounts payable. Also, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual as of March 31, 2016, totaled $1,473,000, an increase of $366,000 over the December 31, 2015 balance of $1,107,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. The increase was primarily due to additional disposal costs related to our processing revenues.

We had working capital of $275,000 (which included working capital of our discontinued operations) as of March 31, 2016, as compared to working capital of $2,966,000 as of December 31, 2015. Our working capital was negatively impacted primarily by reduced revenue and the net loss we incurred during the first three months of 2016.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC Bank, National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”) provided us with the following Credit Facility: (a) up to $12,000,000 revolving credit (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

Under the Amended Loan Agreement, we had the option of paying an annual rate of interest due on the Revolving Credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the Term Loan at prime plus 2.5% or LIBOR plus 3.5%.

On March 24, 2016, we entered into an amendment to our Amended Loan Agreement with our lender which provided, among other things, the following (the amendment, together with the Amended Loan Agreement is collectively known as the “Revised Loan Agreement”):

●	extended the due date of our current Credit Facility from October 31, 2016 to March 24, 2021 (“maturity date”);

●

amended the Term loan to approximately $6,100,000, which requires monthly payments of $101,600 (based on a five-year amortization) and which approximated the term loan balance under our existing Credit Facility at the date of the amendment. The revolving line of credit remains at up to $12,000,000 (subject to the amount of borrowings based on a percentage of eligible receivables as previously defined under the Amended Loan Agreement);

●

released $1,000,000 of the $1,500,000 borrowing availability restriction that the lender had previously placed on the Company in connection with the insurance settlement proceeds received by our PFSG facility, which suffered a fire in 2013. Our lender had authorized us to use such proceeds for working capital purposes but had placed an indefinite reduction on our borrowing availability of $1,500,000;

●

revised the interest payment options to paying an annual rate of interest due on the Revolving Credit at prime plus 1.75% or LIBOR plus 2.75% and the Term Loan at prime plus 2.25% or LIBOR plus 3.25%; and

●	revised our annual capital spending maximum limit from $6,000,000 to $3,000,000.

In connection with the amendment, we paid PNC a closing fee of $70,000. As a result of the amendment dated March 24, 2016, we recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which has been included in interest expense in the accompanying Consolidated Statements of Operations.

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

As of March 31, 2016, the availability under our revolving credit was $2,740,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $500,000 as discussed above.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our Credit Facility as of March 31, 2016.

(Dollars in thousands)	Quarterly Requirement	1st Quarter Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	0.91:1
Minimum tangible adjusted net worth	$30,000	$40,539

We did not meet our fixed charge coverage ratio in the first quarter of 2016. On May 23, 2016, our lender waived this non-compliance. In connection with this waiver, the Company paid PNC a fee of $5,000. We expect to meet our quarterly financial covenant requirements in each of the remaining quarters of 2016; however, if we fail to meet any of these quarterly financial covenant requirements in any of the remaining quarters in 2016 and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

The Company entered into a $3,000,000 loan dated August 2, 2013 with Messrs. Robert Ferguson and William Lampson (each known as the “Lenders”). The loan is unsecured with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The loan requires monthly payments of accrued interest only during the first year of the loan with the first interest payment due September 1, 2013, and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the loan. As consideration for the Company receiving the loan, the Company issued to each Lender a Warrant to purchase up to 35,000 shares of the Company’s Common at an exercise price of $2.23 per share. The Warrants expire on August 2, 2016. As further consideration for the loan, the Company also issued to each Lender 45,000 shares of the Company’s Common Stock. The fair value of the Warrants and Common Stock and the related closing fees incurred from this transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

Investing Activities

For the three months ended March 31, 2016, our purchases of capital equipment totaled approximately $9,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,200,000 for 2016 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of March 31, 2016, which total approximately $1,417,000, payable as follows: $553,000 in remainder of 2016; $670,000 in 2017; with the remaining $194,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,539,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of March 31, 2016, the closure and post-closure requirements for these facilities were approximately $46,824,000. We have recorded approximately $21,396,000 in a sinking fund related to these policies in other long term assets on the accompanying Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Known Trends and Uncertainties

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $6,364,000 or 63.4% of our total revenue from continuing operations during the three months ended March 31, 2016, as compared to $7,884,000 or 58.0% of our total revenue from continuing operations during the corresponding period of 2015.

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

Our subsidiaries where remediation expenditures will be made are at three sites within our discontinued operations. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At March 31, 2016, we had total accrued environmental remediation liabilities of $900,000, of which $9,000 is recorded as a current liability. No material changes in remediation liabilities have occurred since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2016.

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

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits
(a)	Exhibits
	4.1	First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated November 7, 2012, as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012.
	4.2	Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated May 9, 2013, as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013.
	4.3	Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013, as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013.
	4.4	Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated April 14, 2014, as incorporated by reference from Exhibit 4.17 to the Company 2013 Form 10-K, filed on April 15, 2014.
	4.5	Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 25, 2014, as incorporated by reference from Exhibit 4.1 to the Company Form 8-K, filed on July 31, 2014.
	4.6	Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 25, 2014, as incorporated by reference from Exhibit 4.2 to the Company Form 8-K, filed on July 31, 2014.
	4.7	Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated March 24, 2016, as incorporated by reference from Exhibit 4.17 to the Company 2015 Form 10-K filed on March 24, 2016.
	4.8	Waiver Letter from PNC dated May 23, 2016 for non-compliance of financial covenant.
	10.1	2016 Incentive Plan for Chief Executive Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on February 10, 2016.
	10.2	2016 Incentive Plan for Chief Operating Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on February 10, 2016.

10.3	2016 Incentive Plan for Chief Financial Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.3 to the Company’s 8-K filed on February 10, 2016.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 23, 2016	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief (Principal) Executive Officer

Date: May 23, 2016	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer and