Form 10-Q
period 2016-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2016-08-22
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 8, 2016
Common Stock, $.001 Par Value	11,656,762
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except for Share and per Share Amounts)	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current assets:
Cash	$379	$1,435
Restricted cash	—	99
Accounts receivable, net of allowance for doubtful accounts of $1,122 and $1,474, respectively	10,213	9,673
Unbilled receivables - current	3,956	4,569
Inventories	396	377
Prepaid and other assets	2,299	3,929
Current assets related to discontinued operations	85	34
Total current assets	17,328	20,116

Property and equipment:
Buildings and land	21,837	20,209
Equipment	33,384	35,191
Vehicles	413	422
Leasehold improvements	11,626	11,626
Office furniture and equipment	1,755	1,755
Construction-in-progress	502	497
	69,517	69,700
Less accumulated depreciation	(51,249)	(49,707)
Net property and equipment	18,268	19,993

Property and equipment related to discontinued operations	81	531

Intangibles and other long term assets:
Permits	8,473	16,761
Other intangible assets - net	1,880	2,066
Unbilled receivables – non-current	134	707
Finite risk sinking fund	21,425	21,380
Other assets	1,284	1,359
Other assets related to discontinued operations	303	—
Total assets	$69,176	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

(Amounts in Thousands, Except for Share and per Share Amounts)	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,756	$6,109
Accrued expenses	4,357	4,341
Disposal/transportation accrual	1,425	1,107
Deferred revenue	1,846	2,631
Current portion of long-term debt	1,205	1,481
Current portion of long-term debt - related party	243	950
Current liabilities related to discontinued operations	521	531
Total current liabilities	15,353	17,150

Accrued closure costs	6,827	5,301
Other long-term liabilities	899	867
Deferred tax liabilities	2,294	5,424
Long-term debt, less current portion	9,366	7,405
Long-term liabilities related to discontinued operations	1,002	1,064
Total long-term liabilities	20,388	20,061

Total liabilities	35,741	37,211

Commitments and Contingencies (Note 8)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $899 and $867, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,581,973 and 11,551,232 shares issued, respectively; 11,574,331 and 11,543,590 shares outstanding, respectively	11	11
Additional paid-in capital	105,717	105,556
Accumulated deficit	(72,882)	(60,808)
Accumulated other comprehensive loss	(134)	(117)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	32,624	44,554
Non-controlling interest	(474)	(137)
Total stockholders' equity	32,150	44,417

Total liabilities and stockholders' equity	$69,176	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2016	2015	2016	2015

Net revenues	$14,809	$16,354	$24,847	$29,955
Cost of goods sold	12,993	12,322	22,997	24,445
Gross profit	1,816	4,032	1,850	5,510

Selling, general and administrative expenses	2,375	2,930	5,431	5,776
Research and development	554	489	1,128	918
(Gain) loss on disposal of property and equipment	(1)	—	4	—
Impairment loss on tangible assets	1,816	—	1,816	—
Impairment loss on intangible assets	8,288	—	8,288	—
(Loss) income from operations	(11,216)	613	(14,817)	(1,184)

Other income (expense):
Interest income	31	11	47	20
Interest expense	(108)	(140)	(276)	(267)
Interest expense-financing fees	(29)	(56)	(85)	(115)
Foreign currency gain	—	—	—	(4)
Other	21	15	21	15
(Loss) income from continuing operations before taxes	(11,301)	443	(15,110)	(1,535)
Income tax (benefit) expense	(3,167)	36	(3,130)	71
(Loss) income from continuing operations, net of taxes	(8,134)	407	(11,980)	(1,606)

Loss from discontinued operations, net of taxes	(264)	(713)	(431)	(936)
Net loss	(8,398)	(306)	(12,411)	(2,542)

Net loss attributable to non-controlling interest	(164)	(152)	(337)	(324)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(8,234)	$(154)	$(12,074)	$(2,218)

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$(.69)	$.05	$(1.00)	$(.11)
Discontinued operations	(.02)	(.06)	(.04)	(.08)
Net loss per common share	$(.71)	$(.01)	$(1.04)	$(.19)

Number of common shares used in computing net income (loss) per share:
Basic	11,574	11,505	11,566	11,496
Diluted	11,574	11,536	11,566	11,496

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015

Net loss	$(8,398)	$(306)	$(12,411)	$(2,542)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(70)	13	(17)	(74)

Comprehensive loss	(8,468)	(293)	(12,428)	(2,616)
Comprehensive loss attributable to non-controlling interest	(164)	(152)	(337)	(324)
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(8,304)	$(141)	$(12,091)	$(2,292)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock		Additional	Common	Accumulated Other	Non-controlling		Total
(Amounts in thousands, except for share amounts)	Shares	Amount	Paid-In Capital	Stock Held In Treasury	Comprehensive Loss	Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2015	11,551,232	$11	$105,556	$(88)	$(117)	$(137)	$(60,808)	$44,417
Net loss	—	—	—	—	—	(337)	(12,074)	(12,411)
Foreign currency translation	—	—	—	—	(17)	—	—	(17)
Issuance of Common Stock for services	30,741	—	116	—	—	—	—	116
Stock-based Compensation	—	—	45	—	—	—	—	45
Balance at June 30, 2016	11,581,973	$11	$105,717	$(88)	$(134)	$(474)	$(72,882)	$32,150

The accompanying notes are an integral part of these consolidated financial statements.

          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Amounts in Thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(12,411)	$(2,542)
Less: loss from discontinued operations, net of taxes of $0	(431)	(936)

Loss from continuing operations, net of taxes	(11,980)	(1,606)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,796	1,909
Amortization of debt discount	43	43
Deferred tax (benefit) expense	(3,130)	71
Recovery of bad debt reserves	(351)	(21)
Loss on disposal of property and equipment	4	―
Impairment loss on tangible assets	1,816	―
Impairment loss on intangible assets	8,288	―
Issuance of common stock for services	116	140
Stock-based compensation	45	46
Changes in operating assets and liabilities of continuing operations
Restricted cash	35	―
Accounts receivable	(189)	(1,322)
Unbilled receivables	1,186	1,332
Prepaid expenses, inventories and other assets	1,831	451
Accounts payable, accrued expenses and unearned revenue	(1,041)	(2,316)
Cash used in continuing operations	(1,531)	(1,273)
Cash used in discontinued operations	(458)	(798)
Cash used in operating activities	(1,989)	(2,071)

Cash flows from investing activities:
Purchases of property and equipment	(28)	(265)
Proceeds from sale of property and equipment	2	―
Payment to finite risk sinking fund	(45)	(17)
Cash used in investing activities of continuing operations	(71)	(282)
Proceeds from sale of property of discontinued operations	46	―
Cash used in investing activities	(25)	(282)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(26,594)	(31,478)
Borrowing of revolving credit	29,131	33,162
Proceeds from Issuance of common stock	―	7
Release of proceeds for stock subscription for Perma-Fix Medical S.A. previously held in escrow	64	―
Principal repayments of long term debt	(889)	(1,164)
Principal repayments of long term debt-related party	(750)	(750)
Cash provided by (used in) financing activities of continuing operations	962	(223)

Effect of exchange rate changes on cash	(4)	(63)

Decrease in cash	(1,056)	(2,639)
Cash at beginning of period	1,435	3,680
Cash at end of period	$379	$1,041

Supplemental disclosure:
Interest paid	$204	$277
Income taxes paid	25	50

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

June 30, 2016

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2016.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company determined that the operations of its majority-owned Polish subsidiary, Perma-Fix Medical S.A. (“PF Medical”), which has not generated any revenues as it continues to be primarily in the research and development (“R&D”) stage, meet the definition of a reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” Accordingly, as detailed on Note 10 – “Operating Segments,” all of the historical numbers presented in the consolidated financial statements have been recast to include the operations of PF Medical as a separate reportable segment (“Medical Segment”).

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

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. Early adoption is permitted for ASU 2014-09 and the related amendment to the original effective date of period beginning after December 15, 2016 (including interim reporting periods within those periods). The ASUs may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

3. East Tennessee Materials and Energy Corporation (“M&EC”) Facility

During the second quarter of 2016, the Company’s M&EC subsidiary was notified by the lessor that the lease agreement which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, the Company is proceeding with a plan to shut down its M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. The Company will continue operations at the M&EC facility during the remaining term of the lease and will begin the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, the Company will begin required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements. As a result of this triggering event, the Company’s financial results were impacted by certain non-cash impairment losses, write-offs and accruals as described below.

The Company performs its annual intangible test as of October 1 of each year. As permitted by ASC 350, “Intangibles-Goodwill and Others,” when an impairment indicator arises during an interim reporting period, the Company may recognize its best estimates of that impairment loss. The Company performed a discounted cash flow analysis prepared as of June 30, 2016 for M&EC’s intangible assets (permits), utilizing our best estimates of projected future cash flows. Based on this analysis, the Company concluded that potential impairment existed and subsequently determined that the permits for our M&EC subsidiary were fully impaired, resulting in an intangible impairment loss of approximately $8,288,000.

The Company also wrote-off approximately $587,000 in fees previously incurred relating to emission performance testing certification requirement in order to meet state compliance mandate in connection with a certain M&EC equipment which was impaired (see below for discussion of impairment loss recorded for M&EC's tangible assets). Such amount had been previously included in “Prepaid and other assets” on the Consolidated Balance Sheets.

M&EC will be required to complete certain clean-up/maintenance activities at its Oak Ridge, Tennessee facility pursuant to its RCRA permit. The extent and cost of these activities are determined by federal/state mandate requirements. The Company performed an analysis and related estimate of the cost to complete the RCRA portion of these activities and based on this analysis, the Company recorded an additional $1,626,000 in closure liabilities with the offset to capitalized asset retirement costs, as reported as a component of “Net Property and equipment” in the Consolidated Balance Sheet.”

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company also performed an updated financial valuation of M&EC’s long-lived tangible assets, inclusive of the capitalized asset retirement costs, for potential impairment. Based on our analysis using an undiscounted cash flow approach, the Company concluded that the carrying value of certain tangible assets (property and equipment) for M&EC was not recoverable and exceeded its fair value. Consequently, the Company recorded $1,816,000 in tangible asset impairment loss. The Company reevaluated the estimated useful lives of the remaining tangible assets and as a result of this analysis, reduced the current estimated useful lives of these assets ranging from 2 to 28 years to 1.6 years. Accordingly, the Company will depreciate the carrying value of M&EC’s remaining tangible assets of approximately $4,728,000 at June 30, 2016 over a period of approximately 1.6 years.

During the first six months of 2016 and the corresponding period of 2015, M&EC’s revenues were approximately $2,755,000 and $4,361,000, respectively.

4.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

				June 30, 2016			December 31, 2015
	Useful Lives (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	8	-	18	$566	$(259)	$307	$539	$(203)	$336
Software		3		395	(370)	25	395	(364)	31
Customer relationships		12		3,370	(1,822)	1,548	3,370	(1,671)	1,699
Permit		10		545	(400)	145	545	(373)	172
Total				$4,876	$(2,851)	$2,025	$4,849	$(2,611)	$2,238

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method. The Company has only one definite-lived permit that is subject to amortization.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the permits as noted above):

Year	Amount (In thousands)

2016 (remaining)	$201
2017	369
2018	335
2019	252
2020	217
$1,374

Amortization expenses relating to the definite-lived intangible assets as discussed above was $138,000 and $240,000 for the three and six months ended June 30, 2016, respectively, and $125,000 and $252,000 for the three and six months ended June 30, 2015, respectively.

5.	Capital Stock, Stock Plans and Stock-Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.

On May 15, 2016, the Company granted 50,000 incentive stock options (“ISOs”) from the Company’s 2010 Stock Option Plan to our newly named Executive Vice President. The ISOs granted were for a contractual term of six years with one-third yearly vesting over a three year period. The exercise price of the NQSOs was $3.97 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

The summary of the Company’s total Stock Option Plans as of June 30, 2016, and 2015, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan and the 2003 Outside Directors Stock Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2016	218,200	$7.65
Granted	50,000	3.97
Exercised	─	─
Forfeited/expired	─	─
Options outstanding end of period (1)	268,200	$6.96	4.6	$134,102
Options exercisable at June 30, 2016 (1)	181,533	$8.18	4.4	$74,802
Options exercisable and expected to be vested at June 30, 2016	254,883	$7.10	4.6	$125,230

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding Janury 1, 2015	239,023	$7.81
Granted	─	─
Exercised	(2,388)	2.79		$3,248
Forfeited/expired	(15,000)	7.10
Options outstanding end of period (1)	221,635	7.91	4.7	$18,869
Options exercisable at June 30, 2015(1)	166,635	$8.88	4.6	$18,869
Options exercisable and expected to be vested at June 30, 2015	212,835	$8.04	4.7	$18,869

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

Employee Stock Option Granted May 15, 2016
Weighted-average fair value per share	$2.00
Risk -free interest rate (1)	1.27%
Expected volatility of stock (2)	53.12%
Dividend yield	None
Expected option life (in years) (3)	6.0

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2016 and 2015 for our employee and director stock options.

Stock Options	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Options	$17,000	$13,000	$31,000	$26,000
Director Stock Options	—	—	14,000	20,000
Total	$17,000	$13,000	$45,000	$46,000

As of June 30, 2016, the Company has approximately $109,000 of total unrecognized compensation cost related to unvested options, of which $32,000 is expected to be recognized in remaining 2016, $46,000 in 2017, $30,000 in 2018, with the remaining $1,000 in 2019.

During the six months ended June 30, 2016, the Company issued a total of 30,741 shares of our Common Stock under the 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors. The Company has recorded approximately $124,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of our Common Stock to our outside directors.

6.	Loss Per Share

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

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2016	2015	2016	2015

Net (loss) income attributable to Perma-Fix Environmental Services, Inc., common stockholders:
(Loss) income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(7,970)	$559	$(11,643)	$(1,282)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(264)	(713)	(431)	(936)
Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(8,234)	$(154)	$(12,074)	$(2,218)

Basic loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.71)	$(.01)	$(1.04)	$(.19)

Diluted loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.71)	$(.01)	$(1.04)	$(.19)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,574	11,505	11,566	11,496
Add: dilutive effect of stock options	—	4	—	—
Add: dilutive effect of warrants	—	27	—	—
Diluted weighted average shares outstanding	11,574	11,536	11,566	11,496

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Upon exercise of options	171	203	183	186

7.	Long Term Debt

Long-term debt consists of the following at June 30, 2016 and December 31, 2015:

(Amounts in Thousands)	June 30, 2016		December 31, 2015
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due March 24, 2021. Effective interest rate for first six months of 2016 was 4.4%. (1) (2)	$4,886		$2,349
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $102, balance due on March 24, 2021. Effective interest rate for first six months of 2016 was 3.7%. (1) (2)	5,675	(5)	6,514	(5)
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 followed with twenty-four monthly installments of $125 in principal plus accrued interest. Interest accrues at annual rate of 2.99%. (3) (4)	243		950
Capital lease (interest at rate of 6.0%)	10		23
Total debt	10,814		9,836
Less current portion of long-term debt	1,448		2,431
Long-term debt	$9,366		$7,405

(1) Our Revolving Credit facility is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

(2) See below “Revolving Credit and Term Loan Agreement” for monthly payment interest options. Prior to April 1, 2016, the monthly installment payment under the Term Loan was approximately $190,000.

(3) Uncollateralized note.

(4) Net of debt discount of ($7,000) and ($50,000) at June 30, 2016 and December 31, 2015, respectively. See “Promissory Notes and Installment Agreements” below for additional information.

(5) Net of debt issuance costs of ($115,000) and ($152,000) at June 30, 2016 and December 31, 2015, respectively.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”), provided the Company with the following Credit Facility: (a) up to $12,000,000 revolving line of credit (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

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

●

amended the Term Loan to approximately $6,100,000, which requires monthly payments of $101,600 (based on a five-year amortization) and which approximated the Term Loan balance under the existing Credit Facility at the date of the amendment. The Revolving Credit remains at up to $12,000,000 (subject to the amount of borrowings based on a percentage of eligible receivables as previously defined under the Amended Loan Agreement);

●

released $1,000,000 of the $1,500,000 borrowing availability restriction that the lender had previously placed on the Company in connection with the insurance settlement proceeds received on July 28, 2014 by our Perma-Fix of South Georgia, Inc. (“PFSG”) facility, which suffered a fire in 2013. The Company’s lender had authorized the Company to use such proceeds for working capital purposes but had placed an indefinite reduction on our borrowing availability of $1,500,000;

●

revised the interest payment options to paying an annual rate of interest due on the Revolving Credit at prime plus 1.75% or LIBOR plus 2.75% and the Term Loan at prime (3.50% at June 30, 2016) plus 2.25% or LIBOR plus 3.25%; and

●	revised our annual capital spending maximum limit from $6,000,000 to $3,000,000.

In connection with the amendment, the Company paid PNC a closing fee of $70,000. As a result of the amendment dated March 24, 2016, the Company recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which was included in interest expense in the accompanying Consolidated Statements of Operations.

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

As of June 30, 2016, the availability under our revolving credit was $1,763,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $500,000 as discussed above.

The Company’s Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The Company failed to meet its minimum quarterly fixed charge coverage ratio (“FCCR”) requirement of 1.15:1 in the first quarter of 2016. On May 23, 2016, the Company’s lender waived this non-compliance. In connection with this waiver, the Company paid PNC a fee of $5,000 which was included in SG&A expenses. The Company met its financial covenant requirements in the second quarter of 2016 except for its quarterly FCCR requirement. The Company has obtained a waiver from its lender for this non-compliance. The Company believes that it will be able to meet its quarterly financial covenants in each of the remaining quarters of 2016 as the Company’s lender has revised the methodology to be used in calculating the FCCR (see Note 12 - “Subsequent Events – Credit Facility” for this waiver and the revision made to the methodology in calculating the FCCR in subsequent quarters).

Promissory Note

The Company entered into a $3,000,000 loan dated August 2, 2013 with Messrs. Robert Ferguson and William Lampson (each known as the “Lender”). As consideration for the Company receiving the loan, the Company issued to each Lender a Warrant to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price of $2.23 per share. The Warrants expire on August 2, 2016. As further consideration for the loan, the Company also issued to each Lender 45,000 shares of the Company’s Common Stock. The fair value of the Warrants and Common Stock and the related closing fees incurred from this transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. As of June 30, 2016, our financial assurance coverage amount under this policy totaled approximately $38,874,000. The Company has recorded $15,498,000 in sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets, which includes interest earned of $1,027,000 on the sinking fund as of June 30, 2016. Interest income for the three and six months ended June 30, 2016 was approximately $24,000 and $38,000, respectively. Interest income for the three and six month periods ended June 30, 2015, was approximately $6,000 and $14,000, respectively. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for a term of four years for our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of June 30, 2016, the Company has recorded $5,927,000 in our sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets, which includes interest earned of $227,000 on the sinking fund as of June 30, 2016. Interest income for the three and six months ended June 30, 2016 was approximately $5,000 and $7,000, respectively. Interest income for the three and six month periods ended June 30, 2015, was approximately $2,000 and $3,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2015 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,514,000, of which the majority of the amount relates to various bonding requirements.

9.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which suffered a fire and explosion on August 14, 2013 and is currently undergoing closure, subject to regulatory approval.

The following table presents the major class of assets of discontinued operations as of June 30, 2016 and December 31, 2015. On May 2, 2016, Perma-Fix of Michigan, Inc. (“PFMI” – a closed location) entered into an Agreement for the sale of the property (which was held for sale as of December 31, 2015) which it formerly operated on for a price of $450,000. The Agreement provides for a down payment of approximately $75,000 which after certain closing and settlement costs, PFMI received approximately $46,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installments of approximately $7,250, with the first payment due June 15, 2016. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract except under limited conditions. No assets and liabilities are held for sale as of June 30, 2016.

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Current assets
Other assets	$85	34
Total current assets	85	34
Long-term assets
Property, plant and equipment, net (1)	81	531
Other assets	303	—
Total long-term assets	384	531
Total assets	$469	$565
Current liabilities
Accounts payable	$67	$85
Accrued expenses and other liabilities	430	437
Environmental liabilities	24	9
Total current liabilities	521	531
Long-term liabilities
Closure liabilities	126	173
Environmental liabilities	876	891
Total long-term liabilities	1,002	1,064
Total liabilities	$1,523	$1,595

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations had losses of $264,000 and $713,000 for the three months ended June 30, 2016 and 2015, respectively (net of taxes of $0 for each period) and losses of $431,000 and $936,000 for the six months ended June 30, 2016 and 2015, respectively (net of taxes of $0 for each period). Losses for the three and six months ended June 30, 2015 included a penalty in the amount of approximately $201,200 recorded for PFSG in connection with a certain Consent Order from the Georgia Department of Natural Resources Environmental Protection Division and an asset impairment charge of $150,000 recorded for PFMI in connection with the sale of property as discussed above. Remaining losses for the periods discussed above were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

10. Operating Segments

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

Our reporting segments exclude our corporate headquarters and our discontinued operations (see Note 9 – “Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2016 and 2015 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2016

	Treatment		Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,985		$6,824	—	$14,809	$—	$14,809
Intercompany revenues	6		10	—	16	—	—
Gross profit	582		1,234	—	1,816	—	1,816
Research and development	120		7	416	543	11	554
Interest income	2		—	—	2	29	31
Interest expense	(14)		—	—	(14)	(94)	(108)
Interest expense-financing fees	—		—	—	—	(29)	(29)
Depreciation and amortization	705		160	—	865	47	912
Segment (loss) income before income taxes	(10,557)	(2)	1,046	(416)	(9,927)	(1,374)	(11,301)
Income tax (benefit) expense	(3,167)	(2)	—	—	(3,167)	—	(3,167)
Segment (loss) income	(7,390)		1,046	(416)	(6,760)	(1,374)	(8,134)
Expenditures for segment assets	16		4	—	20	—	20

Segment Reporting for the Quarter Ended June 30, 2015

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$11,087	$5,267	—	$16,354	$—	$16,354
Intercompany revenues	1	6	—	7	—	—
Gross profit	3,335	697	—	4,032	—	4,032
Research and development	55	—	432	487	2	489
Interest income	1	—	—	1	10	11
Interest expense	(11)	—	—	(11)	(129)	(140)
Interest expense-financing fees	—	—	—	—	(56)	(56)
Depreciation and amortization	743	190	—	933	10	943
Segment income (loss) before income taxes	2,294	60	(432)	1,922	(1,479)	443
Income tax expense	36	—	—	36	—	36
Segment income (loss)	2,258	60	(432)	1,886	(1,479)	407
Expenditures for segment assets	138	—	—	138	6	144

Segment Reporting for the Six Months Ended June 30, 2016

	Treatment		Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$15,189		$9,658	—	$24,847	$—	$24,847
Intercompany revenues	10		15	—	25	—	—
Gross profit	444		1,406	—	1,850	—	1,850
Research and development	226		33	854	1,113	15	1,128
Interest income	2		—	—	2	45	47
Interest expense	(16)		—	—	(16)	(260)	(276)
Interest expense-financing fees	—		—	—	—	(85)	(85)
Depreciation and amortization	1,418		321	—	1,739	57	1,796
Segment (loss) income before income taxes	(11,805	)(2)	322	(854)	(12,337)	(2,773)	(15,110)
Income tax (benefit) expense	(3,130	)(2)	—	—	(3,130)	—	(3,130)
Segment (loss) income	(8,675)		322	(854)	(9,207)	(2,773)	(11,980)
Expenditures for segment assets	23		4	1	28	—	28

Segment Reporting for the Six Months Ended June 30, 2015

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$20,836	$9,119	—	$29,955	$—	$29,955
Intercompany revenues	2	15	—	17	—	—
Gross profit	4,570	940	—	5,510	—	5,510
Research and development	89	—	827	916	2	918
Interest income	2	—	—	2	18	20
Interest expense	(34)	—	—	(34)	(233)	(267)
Interest expense-financing fees	(2)	—	—	(2)	(113)	(115)
Depreciation and amortization	1,507	380	—	1,887	22	1,909
Segment income (loss) before income taxes	2,514	(241)	(827)	1,446	(2,981)	(1,535)
Income tax expense	71	—	—	71	—	71
Segment income (loss)	2,443	(241)	(827)	1,375	(2,981)	(1,606)
Expenditures for segment assets	244	13	—	257	8	265

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

(2) Amounts include tangible and intangible asset impairment losses of $1,816,000 and $8,288,000, respectively for the Company’s M&EC subsidiary (see Note 3 – “East Tennessee Materials and Energy Corporation (“M&EC”)”). Also includes a tax benefit of approximately $3,203,000 recorded resulting from the intangible impairment loss recorded for our M&EC subsidiary (see Note 11 – “Income Taxes” below).

11.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax benefits of $3,167,000 and $3,130,000 for continuing operations for the three and six months ended June 30, 2016, respectively, and income tax expenses of $36,000 and $71,000 for continuing operations for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rates were approximately 28.4% and 21.2% for the three and six months ended June 30, 2016, respectively, and 6.1% and (5.9%) for the three and six months ended June 30, 2015, respectively.  The Company’s income tax benefits for the three and six months ended June 30, 2016 was primarily the result of a tax benefit recorded in the amount of $3,203,000 resulting from the permit impairment loss recorded for the Company’s M&EC subsidiary.

12.	Subsequent Events

Credit Facility

On August 22, 2016, the Company entered into an amendment to its Revised Loan Agreement with its lender (see Note 7 – “Long Term Debt”), which waived the Company’s non-compliance with its minimum quarterly FCCR for the second quarter of 2016. In addition, the amendment revised the methodology to be used in calculating the FCCR in each of the subsequent quarters of 2016 and first quarter of 2017 and revised the maintenance requirement by the Company of its Tangible Adjusted Net Worth (as defined in the Revised Loan Agreement) at all periods from $30,000,000 to $26,000,000.

The Company's lender has acknowledged the pending shut down of the Company's M&EC facility in Oak Ridge, Tennessee.

Warrant Exercise

As discussed in Note 7 – “Long Term Debt”, the Company issued a Warrant to each of the two Lenders in connection with a loan dated August 2, 2013. On August 2, 2016, each Lender exercised his Warrant for the purchase of 35,000 shares of our Common Stock, resulting in total proceeds paid to the Company of approximately $156,000.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	ability of our Medical Segment to fund its R&D program;
●	effect of Medical Segment not able to fund its R&D program;

●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in remaining 2016;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our Credit Facility are sufficient to service our Treatment and Services Segments’ obligations;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	reducing operating costs to bring them in line with revenue level, when necessary;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated internally;
●	expect to receive certain large waste treatment shipments in the second half of 2016;
●	compliance with environmental regulations;
●	capital expenditures;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities; and
●	financial results due to shut down of M&EC facility located in Oak Ridge, Tennessee.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;

●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revises our covenant so that we are in compliance; and
●	Risk Factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2015 Form 10-K and Form 10-Q for the quarter ended March 31, 2016.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company determined that the operations of its majority-owned Polish subsidiary, Perma-Fix Medical S.A. and its subsidiary (“PF Medical”), which has not generated any revenues as it continues to be primarily in the research and development (“R&D”) stage, meet the definition of a reportable segment in accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” Accordingly, all of the historical numbers presented in the consolidated financial statements have been recast to include the operations of PF Medical as a separate reportable segment (“Medical Segment”).

Overview

Revenue decreased $1,545,000 or 9.4% to $14,809,000 for the three months ended June 30, 2016 from $16,354,000 for the corresponding period of 2015. Revenue from our Treatment Segment decreased $3,102,000 or 28.0% primarily due to lower waste volume. Revenue from Services Segment increased $1,557,000 or 29.6% for the three months ended June 30, 2016 primarily due to increased project work. Total gross profit decreased $2,216,000 or 55.0% for the three months ended June 30, 2016 primarily due to the decrease in revenue in our Treatment Segment. Total Selling, General, and Administrative (“SG&A”) expenses decreased $555,000 or 18.9% for the three months ended June 30, 2016 as compared to the corresponding period of 2015.

Revenue decreased $5,108,000 or 17.1% to $24,847,000 for the six months ended June 30, 2016 from $29,955,000 for the corresponding period of 2015. The decrease in revenue was primarily due to the decrease in revenue in our Treatment Segment of approximately $5,647,000 or 27.1% from lower waste volume and lower averaged price waste. Total gross profit decreased $3,660,000 or 66.4% for the six months ended June 30, 2016 as compared to the corresponding period of 2015 primarily due to lower revenue generated from our Treatment Segment. Total SG&A expenses decreased $345,000 or 6.0% for the three months ended June 30, 2016 as compared to the corresponding period of 2015.

Our first six months 2016 financial results were impacted by the timing of certain large waste treatment shipments that were delayed to later this year. We expect to receive these shipments in the second half of 2016.

During the second quarter of 2016, our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary was notified by the lessor that the lease agreement which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, we are proceeding with a plan to shut down our M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. We will continue operations at the M&EC facility during the remaining term of the lease and will begin the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, we will begin required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements. As a result of this triggering event, we recorded non-cash impairment losses on our tangible and intangible assets of approximately $1,816,000 and $8,288,000, respectively. We also recorded a write-off of approximately $587,000 in prepaid expenses in connection with a certain tangible asset at our M&EC facility which was impaired. As a result of the intangible (permit) impairment losses discussed above, we recorded a tax benefit in the amount of $3,203,000.

In addition, M&EC will be required to complete certain clean-up/maintenance activities at its Oak Ridge, Tennessee facility pursuant to its RCRA permits. The extent and cost of these activities are determined by federal/state mandate requirements. We performed an analysis and related estimate of the cost to complete the RCRA portion of these activities and based on this analysis, we recorded an additional $1,626,000,000 in closure liabilities with the offset to capitalized asset retirement costs, as reported as a component of “Net Property and equipment” in the Consolidated Balance Sheet.”

During the first six months of 2016 and the corresponding period of 2015, M&EC’s revenues were approximately $2,755,000 and $4,361,000, respectively.

Business Environment, Outlook and Liquidity

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. We believe that significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our cash flow requirements for remaining 2016 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures which we plan to fund from operations and our Credit Facility availability. Our Medical Segment continues to dedicate resources to the R&D of the new medical isotope production technology and to take the necessary steps for eventual submission of this technology for U.S. Food and Drug Administration (“FDA”) and other regulatory approval and commercialization of this technology. We believe that the need for capital by the Medical Segment in order to complete its R&D program and to submit its technology for governmental approval will require the Medical Segment to obtain such capital requirements through obtaining its own credit facility or additional equity raise, which if such equity raise is successful, could dilute our ownership of the Medical Segment. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to reduce, delay or eliminate its R&D program. We are exploring various financing alternatives for our Medical Segment, and, as such, our Medical Segment has retained a financial advisor to assist with this matter.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: The Treatment, Services, and Medical Segments. Our Medical Segment encompasses the operations of our majority-owned Polish subsidiary, PF Medical, which has not generated any revenue and all costs incurred are included within R&D.

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated (amounts in thousands)	2016	%	2015	%	2016	%	2015	%
Net revenues	$14,809	100.0	$16,354	100.0	$24,847	100.0	$29,955	100.0
Cost of goods sold	12,993	87.7	12,322	75.3	22,997	92.6	24,445	81.6
Gross profit	1,816	12.3	4,032	24.7	1,850	7.4	5,510	18.4
Selling, general and administrative	2,375	16.0	2,930	17.9	5,431	21.9	5,776	19.3
Research and development	554	3.8	489	3.0	1,128	4.5	918	3.1
(Gain) loss on disposal of property and equipment	(1)	―	―	―	4	―	―	―
Impairment loss on tangible assets	1,816	12.3	―	―	1,816	7.3	―	―
Impairment loss on intangible assets	8,288	55.9	―	―	8,288	33.3	―	―
(Loss) income from operations	(11,216)	(75.7)	613	3.8	(14,817)	(59.6)	(1,184)	(4.0)
Interest income	31	.2	11	―	47	.2	20	―
Interest expense	(108)	(.7)	(140)	(.9)	(276)	(1.2)	(267)	(.9)
Interest expense-financing fees	(29)	(.2)	(56)	(.3)	(85)	(.3)	(115)	(.3)
Foreign currency gain	―	―	―	―	―	―	(4)	―
Other	21	.1	15	.1	21	.1	15	―
(Loss) income from continuing operations before taxes	(11,301)	(76.3)	443	2.7	(15,110)	(60.8)	(1,535)	(5.2)
Income tax (benefit) expense	(3,167)	(21.4)	36	.2	(3,130)	(12.6)	71	.2
(Loss) income from continuing operations	$(8,134)	(54.9)	$407	2.5	$(11,980)	(48.2)	$(1,606)	(5.4)

Summary – Three and Six Months Ended June 30, 2016 and 2015

Consolidated revenues decreased $1,545,000 for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change	% Change
Treatment
Government waste	$4,967	33.5	$8,322	50.9	$(3,355)	(40.3)
Hazardous/non-hazardous	1,151	7.8	1,276	7.8	(125)	(9.8)
Other nuclear waste	1,867	12.6	1,489	9.1	378	25.4
Total	7,985	53.9	11,087	67.8	(3,102)	(28.0)

Services
Nuclear services	6,456	43.6	4,591	28.1	1,865	40.6
Technical services	368	2.5	676	4.1	(308)	(45.6)
Total	6,824	46.1	5,267	32.2	1,557	29.6

Total	$14,809	100.0	$16,354	100.0	$(1,545)	(9.4)

Net Revenue

Treatment Segment revenue decreased $3,102,000 or 28.0% for the three months ended June 30, 2016 over the same period in 2015. The revenue decrease was primarily due to lower revenue generated from government clients of approximately $3,355,000 or 40.3% due to lower volume. Other nuclear revenue increased approximately $378,000 or 25.4% primarily due to higher averaged price waste. The increase in Services Segment revenue of $1,557,000 or 29.6% in the three months ended June 30, 2016 as compared to the corresponding period of 2015 was primarily the result of increased project work. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project varies. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues decreased $5,108,000 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change	% Change
Treatment
Government waste	$9,935	40.0	$15,376	51.3	$(5,441)	(35.4)
Hazardous/non-hazardous	2,236	9.0	2,273	7.6	(37)	(1.6)
Other nuclear waste	3,018	12.1	3,187	10.7	(169)	(5.3)
Total	15,189	61.1	20,836	69.6	(5,647)	(27.1)

Services
Nuclear services	8,841	35.6	7,670	25.6	1,171	15.3
Technical services	817	3.3	1,449	4.8	(632)	(43.6)
Total	9,658	38.9	9,119	30.4	539	5.9

Total	$24,847	100.0	$29,955	100.0	$(5,108)	(17.1)

Net Revenue

Treatment Segment revenue decreased $5,647,000 or 27.1% for the six months ended June 30, 2016 over the same period in 2015. The revenue decrease was primarily due to lower revenue generated from government clients of approximately $5,441,000 or 35.4% due to both lower averaged price waste and lower volume. The increase in Services Segment revenue of $539,000 or 5.9% in the six months ended June 30, 2016 as compared to the corresponding period of 2015 was the result of increased project work primarily starting in the second quarter of 2016. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project varies. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $671,000 for the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$7,403	92.7	$7,752	69.9	$(349)
Services	5,590	81.9	4,570	86.8	1,020
Total	$12,993	87.7	$12,322	75.3	$671

Cost of goods sold for the Treatment Segment decreased by $349,000 or approximately 4.5%. Included in the cost of goods sold is a write-off of approximately $587,000 in prepaid fees resulting from the impairment of a certain equipment at our M&EC facility. Such fees were incurred for emission performance testing certification requirements as mandated by the state (see "Overview" under this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details of transactions impacting our M&EC facility). Excluding this write-off, cost of goods sold decreased by $936,000 or 12.1% primarily due to lower revenue and the reduction in certain of our fixed costs. We incurred lower disposal, transportation, lab, and material and supplies costs totaling approximately $490,000. Our overall fixed costs were lower by approximately $455,000 as follows: total payroll and healthcare costs were lower by approximately $200,000 from lower headcount; general expenses were lower by $83,000 in various categories as we continue to streamline our costs; depreciation expense was lower by approximately $37,000 as certain assets became fully depreciated in the latter part of 2015; and maintenance costs were lower by approximately $135,000. In the prior period of 2015, we incurred higher costs in connection with the maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $1,020,000 or 22.3% primarily due to the increase in revenue as discussed above. The increase was primarily from higher material and supplies and disposal expenses totaling $849,000 with the remaining higher costs attributed to higher labor and travel expenses. Included within cost of goods sold is depreciation and amortization expense of $843,000 and $893,000 for the three months ended June 30, 2016, and 2015, respectively.

Cost of goods sold decreased $1,448,000 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$14,745	97.1	$16,266	78.1	$(1,521)
Services	8,252	85.4	8,179	89.7	73
Total	$22,997	92.6	$24,445	81.6	$(1,448)

Cost of goods sold for the Treatment Segment decreased by $1,521,000 or 9.4%, which included a write-off of $587,000 in prepaid fees resulting from the impairment of a certain equipment at our M&EC subsidiary as discussed above. Excluding this write-off, cost of goods sold for the Treatment Segment decreased by $2,108,000 or 13.0% primarily due to lower revenue. We incurred lower disposal, transportation, lab, and material and supplies costs totaling approximately $1,341,000. Our overall fixed costs were lower by approximately $789,000 as follows: salaries and payroll related expenses (including healthcare costs) were lower by approximately $344,000 resulting from lower headcount; general expenses were lower by approximately $140,000 in various categories as we continue to streamline our costs; depreciation expense was lower by approximately $86,000 as certain assets became fully depreciated in the latter part of 2015; and maintenance costs were lower by approximately $248,000. In the prior period of 2015, we incurred higher costs in connection with the maintenance of certain buildings and equipment. Services Segment cost of goods sold increased $73,000 or 0.9% primarily from higher material and supplies and disposal expenses of $758,000 which was offset by lower labor and travel expenses totaling approximately $646,000. Included within cost of goods sold is depreciation and amortization expense of $1,695,000 and $1,805,000 for the six months ended June 30, 2016, and 2015, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2016 decreased $2,216,000 over the same period in 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$582	7.3	$3,335	30.1	$(2,753)
Services	1,234	18.1	697	13.2	537
Total	$1,816	12.3	$4,032	24.7	$(2,216)

Treatment Segment gross profit decreased $2,753,000 or 82.5% and gross margin decreased to 7.3% from 30.1%. Excluding the write-off of the $587,000 in prepaid fees resulting from the impairment of a certain equipment at our M&EC subsidiary as discussed above, Treatment Segment gross profit decreased $2,166,000 or 64.9% and gross margin decreased to 14.6% from 30.1% primarily due to lower revenue from lower waste volume. In the Services Segment, the increases in gross profit of $537,000 and gross margin of approximately 4.9% was primarily due to the increase in revenue and the certain higher margin projects that we are currently working on. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2016, decreased $3,660,000 over 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$444	2.9	$4,570	21.9	$(4,126)
Services	1,406	14.6	940	10.3	466
Total	$1,850	7.4	$5,510	18.4	$(3,660)

Treatment Segment gross profit decreased $4,126,000 or 90.3% and gross margin decreased to 2.9% from 21.9%. Excluding the write-off of the $587,000 in prepaid fees resulting from the impairment of a certain equipment at our M&EC subsidiary as discussed above, Treatment Segment gross profit decreased $3,539,000 or 77.4% and gross margin decreased to 6.8% from 21.9% primarily due to decreased revenue from both lower averaged price waste and volume and the impact of our fixed costs. In the Services Segment, the increases in gross profit of $466,000 and gross margin were primarily due to the increase in revenue and the certain higher margin projects that we are currently working on. As discussed previously, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased $555,000 for the three months ended June 30, 2016, as compared to the corresponding period for 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Administrative	$1,270	—	$1,302	—	$(32)
Treatment	906	11.3	976	8.8	(70)
Services	199	2.9	652	12.4	(453)
Total	$2,375	16.0	$2,930	17.9	$(555)

The decrease in total SG&A was primarily due to lower SG&A costs in the Services Segment. The decrease in SG&A in the Services Segment was primarily due to lower bad debt expense of approximately $371,000 resulting from a reduction in our allowance for doubtful accounts as a previously reserved amount for an uncertain account receivable was determined to be collectible at June 30, 2016. Outside services expenses were lower by approximately $49,000 resulting from fewer business/consulting/legal matters. Amortization expense was lower by approximately $18,000 as a certain amortizable intangible asset became fully amortized in June 2015. Treatment SG&A was lower primarily due to lower payroll and healthcare costs of approximately $61,000 and lower outside services expenses of approximately $19,000 resulting from fewer consulting/legal matters. The lower cost was partially offset by higher marketing costs of approximately $15,000 related primarily to tradeshows. The decrease in administrative SG&A was primarily the result of lower outside services expenses by approximately $70,000 resulting from fewer consulting matters. The decrease was partially offset by approximately $38,000 in amortization expense resulting from the write-off of a patent. Included in SG&A expenses is depreciation and amortization expense of $69,000 and $50,000 for the three months ended June 30, 2016, and 2015, respectively.

SG&A expenses decreased $345,000 for the six months ended June 30, 2016, as compared to the corresponding period for 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Administrative	$2,458	—	$2,650	—	$(192)
Treatment	1,907	12.6	1,933	9.3	(26)
Services	1,066	11.0	1,193	13.1	(127)
Total	$5,431	21.9	$5,776	19.3	$(345)

The decrease in administrative SG&A was primarily the result of lower outside services expenses by approximately $227,000 resulting from fewer consulting/business/legal matters. The decrease was partially offset by approximately $38,000 in amortization expense resulting from the write-off of a patent. The decrease in SG&A in the Services Segment was primarily due to lower bad debt expense of approximately $357,000 resulting from a reduction in our allowance for doubtful account as a previously reserved amount for an uncertain account receivable was determined to be collectible. Amortization expense was lower by approximately $35,000 as a certain amortizable intangible asset became fully amortized in June 2015. The decrease in SG&A was partially offset by higher payroll and consulting expenses of approximately $247,000 incurred in the first quarter of 2016 related to bids and proposal work for potential projects. Treatment SG&A was lower primarily due to lower payroll and healthcare costs of approximately $51,000 and lower outside services expenses of approximately $12,000 resulting from fewer consulting/legal matters. The lower cost was partially offset by higher marketing costs of approximately $11,000 related primarily to tradeshows and higher bad debt expenses of approximately $27,000. Included in SG&A expenses is depreciation and amortization expense of $101,000 and $104,000 for the six months ended June 30, 2016 and 2015, respectively.

Research and Development (“R&D”)

R&D expenses increased $65,000 and $210,000 for the three and six months ended June 30, 2016, respectively, as compared to the corresponding period of 2015.

	Three Months Ended June 30,			Six Months Ended June 30
(In thousands)	2016	2015	Change	2016	2015	Change
Administrative	$11	$2	9	$15	$2	$13
Treatment	120	55	65	226	89	137
Services	7	—	7	33	—	33
PF Medical	416	432	(16)	854	827	27
Total	$554	$489	$65	$1,128	$918	$210

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The increase in R&D costs for the three and six months ended June 30, 2016 was primarily in the Treatment Segment for enhancement of treatment processes.

Interest Expense

Interest expense decreased approximately $32,000 and increased approximately $9,000 for the three and six months ended June 30, 2016, respectively, as compared to the corresponding period of 2015. The decrease in the second quarter was primarily due to lower interest from our declining Term Loan balance and lower interest from the declining $3,000,000 loan dated August 2, 2013. The slight increase in the six months ended June 30, 2016 as compared to the corresponding period of 2015 was primarily due to a $68,000 loss on debt extinguishment incurred in the first quarter of 2016 (which was included in interest expense) as a result of the amendment dated March 24, 2016 that we entered into with our lender which extended the due date of our credit facility, among other things, to March 24, 2021. The increase in interest expense was mostly offset by lower interest from our declining Term Loan balance and lower interest from the declining $3,000,000 loan dated August 2, 2013.

Interest Expense- Financing Fees

Interest expense-financing fees decreased approximately $27,000 and $30,000 for the three and six months ended June 2016, respectively, as compared to the corresponding period of 2015. The decrease was primarily due to lower monthly amortized financing fees resulting from our revised credit facility pursuant to the amendment dated March 24, 2016 as discussed above.

Income Taxes

We had income tax benefits of $3,167,000 and $3,130,000 for continuing operations for the three and six months ended June 30, 2016, respectively, and income tax expenses of $36,000 and $71,000 for continuing operations for the three and six months ended June 30, 2015, respectively. Our effective tax rates were approximately 28.4% and 21.2% for the three and six months ended June 30, 2016, respectively, and 6.1% and (5.9%) for the three and six months ended June 30, 2015, respectively.  Our income tax benefits for the three and six months ended June 30, 2016 was primarily the result of a tax benefit recorded in the amount of $3,203,000 resulting from the permit impairment loss recorded for the Company’s M&EC subsidiary.

Discontinued Operations and Divestitures

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which suffered a fire and explosion on August 14, 2013 and is currently undergoing closure, subject to regulatory approval.

On May 2, 2016, Perma-Fix of Michigan, Inc. (“PFMI” – a closed location) entered into an Agreement for the sale of the property which it formerly operated on for a price of $450,000 The Agreement provides for a down payment of approximately $75,000 which after certain closing and settlement costs, PFMI received approximately $46,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installments of approximately $7,250, with the first payment due June 15, 2016. PFMI retains legal title to the property until the buyer fulfills the obligations under the Contract except under limited conditions.

Our discontinued operations had no revenue for the three and six months ended June 30, 2016 and the corresponding period of 2015. We had net losses of $264,000 and $431,000 for our discontinued operations for the three and six months ended June 30, 2016, respectively. We had net losses of $713,000 and $936,000 for our discontinued operations for the three and six months ended June 30, 2015, respectively. Our losses for the three and six months ended June 30, 2015 included a penalty in the amount of approximately $201,200 recorded for PFSG in connection with a certain Consent Order from the Georgia Department of Natural Resources Environmental Protection Division and an asset impairment charge of $150,000 recorded for PFMI in connection with the sale of property as discussed above.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2016 were primarily financed by our operations and Credit Facility availability. Our Medical Segment continues to dedicate resources to the R&D of the new medical isotope production technology and to take the necessary steps for eventual submission of this technology for FDA and other regulatory approval and commercialization of this technology. We believe that the need for capital by our Medical Segment in order to complete its R&D program and to submit its technology for governmental approval will require the Medical Segment to obtain such capital requirements through obtaining its own credit facility or additional equity raise, which if such equity raise is successful, could dilute our ownership of the Medical Segment. If our Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to reduce, delay or eliminate its R&D program. We are exploring various financing alternatives for our Medical Segment, and as a result, our Medical Segment has retained a financial advisor to assist with this matter. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations, remediation projects and planned capital expenditures. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our Credit Facility are sufficient to fund our Treatment and Services Segment operations.

The following table reflects the cash flow activities during the first six months of 2016:

(In thousands)	2016
Cash used in operating activities of continuing operations	$(1,531)
Cash used in operating activities of discontinued operations	(458)
Cash used in investing activities of continuing operations	(71)
Proceeds from sale of property of discontinued operations	46
Cash provided by financing activities of continuing operations	962
Effect of exchange rate changes in cash	(4)
Decrease in cash	$(1,056)

As of June 30, 2016, we were in a net borrowing position (Revolving Credit Facility). At June 30, 2016, we had cash on hand of approximately $379,000. The cash balance at June 30, 2016 was primarily cash received from the sale of certain equity in previous years by our majority-owned Polish subsidiary, PF Medical, and minor petty cash and local account balances used for miscellaneous services and supplies at our remaining subsidiaries. PF Medical is not a credit party under our Revised Loan Agreement with our lender.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $10,213,000 at June 30, 2016, an increase of $540,000 from the December 31, 2015 balance of $9,673,000. The increase was primarily due to increased billing from higher revenue in our Services Segment. Our Accounts receivable is also impacted by the timing of accounts receivable collections due to the variety of payment terms provided to our customers.

Accounts Payable, totaled $5,756,000 at June 30, 2016, a decrease of $353,000 from the December 31, 2015 balance of $6,109,000. The decrease was primarily due to reduced payables resulting from lower revenue and the pay down of our accounts payable. Also, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual as of June 30, 2016, totaled $1,425,000, an increase of $318,000 over the December 31, 2015 balance of $1,107,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During the first six months of 2016, we shipped less waste for disposal.

We had working capital of $1,975,000 (which included working capital of our discontinued operations) as of June 30, 2016, as compared to working capital of $2,966,000 as of December 31, 2015. Our working capital was negatively impacted primarily by reduced revenue and the net loss we incurred during the first six months of 2016.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”), provided us with the following Credit Facility: (a) up to $12,000,000 revolving line of credit (“Revolving Credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“Term Loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

Under the Amended Loan Agreement, we had the option of paying an annual rate of interest due on the Revolving Credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the Term Loan at prime plus 2.5% or LIBOR plus 3.5%.

On March 24, 2016, we entered into an amendment to the Amended Loan Agreement with PNC which provided, among other things, the following (the amendment, together with the Amended Loan Agreement is collectively known as the “Revised Loan Agreement”):

●	extended the due date of our Credit Facility from October 31, 2016 to March 24, 2021 (“maturity date”);

●

amended the Term Loan to approximately $6,100,000, which requires monthly payments of $101,600 (based on a five-year amortization) and which approximated the term loan balance under the existing Credit Facility at the date of the amendment. The Revolving Credit remains at up to $12,000,000 (subject to the amount of borrowings based on a percentage of eligible receivables as previously defined under the Amended Loan Agreement);

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

In connection with the amendment, we paid PNC a closing fee of $70,000. As a result of the amendment dated March 24, 2016, we recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which was included in interest expense in the accompanying Consolidated Statements of Operations.

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

As of June 30, 2016, the availability under our revolving credit was $1,763,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $500,000 as discussed above.

Our Credit Facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Credit Facility allowing our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our Credit Facility as of June 30, 2016.

(Dollars in thousands)	Quarterly Requirement			1st Quarter Actual			2nd Quarter Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15	:	1	0.91	:	1	0.64	:	1
Minimum tangible adjusted net worth		$30,000			$40,539			$32,150

We failed to meet our minimum quarterly fixed charge coverage ratio (“FCCR”) requirement of 1.15:1 in the first quarter of 2016. On May 23, 2016, our lender waived this non-compliance. In connection with this waiver, we paid PNC a fee of $5,000. We met our financial covenant requirements in the second quarter of 2016 except for our quarterly FCCR requirement. On August 22, 2016, we entered into an amendment to the Revised Loan Agreement with our lender which waived our non-compliance with the minimum quarterly FCCR for the second quarter of 2016. In addition, the amendment revised the methodology to be used in calculating the FCCR in each of the subsequent quarters of 2016 and the first quarter of 2017 and revised the maintenance requirement by the Company of its Tangible Adjusted Net Worth (as defined in the Revised Loan Agreement) at all periods from $30,000,000 to $26,000,000. As a result of this amendment, we believe we will be able to meet our quarterly financial covenant requirements in each of the remaining quarters of 2016. If we fail to meet any of our quarterly financial covenant requirements in any of the remaining quarters in 2016 and PNC does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our Credit Facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

The Company's lender has acknowledged the pending shut down of the Company's M&EC facility in Oak Ridge, Tennessee.

We entered into a $3,000,000 loan dated August 2, 2013 with Messrs. Robert Ferguson and William Lampson (each known as the “Lender”). The loan is unsecured with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The loan requires monthly payments of accrued interest only during the first year of the loan with the first interest payment due September 1, 2013, and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the loan. As consideration for the Company receiving the loan, the Company issued to each Lender a Warrant to purchase up to 35,000 shares of the Company’s Common at an exercise price of $2.23 per share. The Warrants expire on August 2, 2016. As further consideration for the loan, the Company also issued to each Lender 45,000 shares of the Company’s Common Stock. The fair value of the Warrants and Common Stock and the related closing fees incurred from this transaction were recorded as a debt discount, which is being amortized using the effective interest method over the term of the loan as interest expense – financing fees. On August 2, 2016, each Lender exercised his Warrant for the purchase of 35,000 shares of our Common Stock, resulting in total proceeds paid to us of approximately $156,000.

Investing Activities

For the six months ended June 30, 2016, our purchases of capital equipment totaled approximately $28,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,200,000 for 2016 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of June 30, 2016, which total approximately $1,243,000, payable as follows: $365,000 in remainder of 2016; $700,000 in 2017; with the remaining $178,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,514,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of June 30, 2016, the closure and post-closure requirements for these facilities were approximately $46,824,000. We have recorded approximately $21,425,000 in a sinking fund related to these policies in other long term assets on the accompanying Consolidated Balance Sheets.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly as a subcontractor to the federal government, representing approximately $6,576,000 or 44.4% and $12,941,000 or 52.1% of our total revenue from continuing operations during the three and six months ended June 30, 2016, respectively, as compared to $9,872,000 or 60.4% and $17,756,000 or 59.3% of our total revenue from continuing operations during the corresponding period of 2015, respectively.

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

At June 30, 2016, we had total accrued environmental remediation liabilities of $900,000, of which $24,000 is recorded as a current liability. No material changes in remediation liabilities have occurred since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2016

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

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015, except as follows:

PF Medical’s inability to commercialize its medical isotope production technology may have a material impact on our financial results.

Our majority-owned Polish subsidiary, PF Medical, continues to dedicate significant resources to the R&D of its new medical isotope production technology. The ability to successfully commercialize this new technology is complex and an uncertain process requiring high levels of innovation and investment. As a majority owner of PF Medical, if PF Medical is unable to successfully commercialize this new technology and generate revenue, our financial result may be impacted materially resulting from the amount of costs to be incurred. Further, PF Medical must complete the development of the new medical isotope technology and obtain approvals as to its Tc-99m medical diagnostic application from a certain U.S. governmental agency before it can market its process in the U.S. and may be required to obtain approvals from certain foreign governmental authorities before it can market its process in those respective countries. We are prohibited from financing PF Medical and its subsidiary with proceeds obtained under our Loan Agreement with PNC. In order to raise the necessary capital for PF Medical to complete its development of its new medical isotope technology and to obtain approvals required to market its technology, PF Medical will be required to obtain its own credit facility, which could restrict our rights as majority owner of PF Medical, or raise additional equity capital which, if successful, could result in a dilution of our ownership in PF Medical. If PF Medical is unable to obtain the credit facility or raise the necessary capital, PF Medical could be required to reduce, delay or eliminate its R&D program.

Breach of financial covenants in our Credit Facility could result in a default, triggering repayment of outstanding debt under the credit facility.

Our Credit Facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our Credit Facility triggering our lender to immediately require the repayment of all outstanding debt under our Credit Facility and terminate all commitments to extend further credit. Although we failed to meet our quarterly fixed charge coverage ratio (“FCCR”) for both the first and second quarters of 2016, these instances of non-compliance were waived by our lender. In addition, our lender has revised the methodology to be used in calculating our fixed charge coverage ratio which we believe will enable us to meet our quarterly fixed charge coverage ratio for the remaining quarters of 2016. If we fail to meet the minimum quarterly FCCR requirement and any of the other financial covenant requirements in the future and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerates the payment of our borrowings under our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our Credit Facility and other indebtedness.

Shut down of our East Tennessee Materials and Energy Corporation (“M&EC) facility located in Oak Ridge, Tennessee could negatively impact our financial results.

Our M&EC subsidiary was notified by the lessor that the lease agreement which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, we are proceeding with a plan to shut down our M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. We will continue operations at the M&EC facility during the remaining term of the lease and will begin the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, we will begin required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s RCRA permit requirements. We believe that our plan to shut down our M&EC facility in Oak Ridge, Tennessee should reduce our fixed costs within our Treatment Segment with minimal loss in revenue, thereby improving our Treatment Segment gross margin. However, as certain waste shipments are dependent on our customers’ requirements and the operational capabilities of our other Treatment facilities to accept and treat these wastes, there are no guarantees that our other Treatment facilities will be able to treat these wastes. In such event, our financial results could be materially impacted.

Item 6.	Exhibits

(a)	Exhibits
3(ii)	Amended and Restated Bylaws of Perma-Fix Environmental Services, Inc., as amended effective July 28, 2016, as incorporated by reference from Exhibit 3(ii) to the Company Form 8-K filed on August 1, 2016.
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

4.8

Waiver Letter from PNC dated May 23, 2016 for non-compliance of financial covenant, as incorporated by reference from Exhibit 4.8 to the Company Form 10-Q for the quarter ended June 30, 2016, filed on May 23, 2016.

4.9	Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 22, 2016.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 22, 2016	By:	/s/Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
President and Chief (Principal) Executive Officer

Date: August 22, 2016	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer