Form 10-K
period 2016-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2017-03-24
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ___  No   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___  No   X

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

Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___  No   X

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2016), was approximately $54,307,000. For the purposes of this calculation, all directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of March 17, 2017, there were 11,681,349 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I

ITEM 1.	BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), a Delaware corporation incorporated in December of 1990, is an environmental and environmental technology know-how company.

We have grown through acquisitions and internal growth. Our goal is to continue to focus on the efficient operation of our facilities and on-site activities, to continue to evaluate strategic acquisitions, to continue the research and development (“R&D”) of innovative technologies to expand company service offering and to treat nuclear waste, mixed waste, and industrial waste. The Company continues to focus on expansion into both commercial and international markets to help offset the uncertainties of government spending in the USA, from which a significant portion of the Company’s revenue is derived. This includes new services, new customers and increased market share in our current markets.

Additionally, our goal is for our majority-owned subsidiary, Perma-Fix Medical S.A. and its wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFM Corporation” – a Delaware corporation) (together known as “PF Medical” or our “Medical Segment), to raise the necessary substantial capital to continue its R&D activities in order to pursue commercialization of its medical isotope production technology (see “Medical Segment” below for further information in connection with this segment).

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

TREATMENT SEGMENT reporting includes:

-

nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive waste), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (U.S. Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities held by the following subsidiaries: Perma-Fix of Florida, Inc. (“PFF”), Diversified Scientific Services, Inc., (“DSSI”), Perma-Fix Northwest Richland, Inc. (“PFNWR”), and East Tennessee Materials & Energy Corporation (“M&EC”) (see below for information regarding the pending shut down of the M&EC facility). The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements; and

-	R&D activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

During the second quarter of 2016, the Company’s M&EC subsidiary was notified by the lessor that the lease agreement under which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, the Company is proceeding with a plan to shut down the M&EC facility at the end of the lease term. Operations at the M&EC facility are continuing during the remaining term of the lease and the facility has begun the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, the Company has begun required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements.

For 2016, the Treatment Segment accounted for $32,253,000 or 63.0% of total revenue, as compared to $41,318,000 or 66.2% of total revenue for 2015. See “– Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government.

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

For 2016, the Services Segment accounted for $18,966,000 or 37.0% of total revenue, as compared to $21,065,000 or 33.8% of total revenue for 2015. See “ – Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with the federal government or with others as a subcontractor to the federal government

MEDICAL SEGMENT reporting includes: R&D costs for the new medical isotope production technology from our majority-owned Polish subsidiary (of which we own approximately 60.5% at December 31, 2016), PF Medical. The Medical Segment has not generated any revenue as it has been primarily in the R&D stage. R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technology. During 2016, our Medical Segment continued to commit significant resources to the R&D of its medical isotope production technology in attempt to pursue obtaining required governmental approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies to commercialize this technology. During the latter part of 2016, our Medical Segment ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not restart its full scale R&D activities until it obtains the necessary funding. The Medical Segment has entered into a letter of intent (“LOI”) to raise such funding which is subject to completion and execution of a definitive agreement. Although the LOI has expired, the parties to the LOI are continuing to negotiate definitive agreements as of the date of this report. (see “Part II – Item 7 - Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Financing Activities” for a further discussion of this proposed transaction).

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

Our corporate office is located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Foreign Revenue

Our consolidated revenue for 2016 and 2015 included approximately $139,000 or 0.3% and $199,000 or 0.3%, respectively, from our United Kingdom operation, Perma-Fix UK Limited (“PF UK Limited”).

Our consolidated revenue for 2016 and 2015 included approximately $262,000 or 0.5% and $279,000 or 0.4%, respectively, from customers located in Canada.

Importance of Patents, Trademarks and Proprietary Technology

We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration to May 2022 and December 2020, for the service marks “Perma-Fix Environmental Services” and “Perma-Fix”, respectively. In addition, we have received registration for two service marks for our Safety & Ecology Holdings Corporation and its subsidiaries (collectively known as “Safety and Ecology Corporation” or “SEC”) to periods ranging from 2017 to 2018.

We are active in the R&D of technologies that allow us to address certain of our customers' environmental needs. To date, we have sixteen active patents and the filing of several applications for which patents are pending. These sixteen active patents have remaining lives ranging from approximately three to seventeen years. These active patents granted to the Company include an U.S and an international patent for new technology for the production of radiological isotopes for certain types of medical applications; and which have been licensed to PFM Corporation. These patents are effective through March 2032.

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

PFF, located in Gainesville, Florida, operates its hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit, Toxic Substances Control Act (“TSCA”) authorization, Restricted RX Drug Distributor-Destruction license, and a radioactive materials license issued by the State of Florida.

DSSI, located in Kingston, Tennessee, conducts mixed and low-level radioactive waste storage and treatment activities under RCRA Part B permits and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA Polychlorinated Biphenyl (“PCB”) wastes are also managed for PCB destruction under the EPA Approval effective June 2008.

M&EC, located in Oak Ridge, Tennessee, performs hazardous, low-level radioactive and mixed waste storage and treatment operations under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation.  Co-regulated TSCA PCB wastes are also managed under EPA Approvals applicable to site-specific treatment units. The Company is proceeding with a plan to shut down the M&EC facility by January 2018 with closure activities underway. During the second quarter of 2016, the Company fully impaired the permit value of approximately $8,288,000 for our M&EC subsidiary. The permits at M&EC will be terminated upon completion of requirements pursuant to M&EC’s closure plan.

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

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by our Treatment Segment are very difficult to obtain for a single facility and make these facilities unique.

Backlog

The Treatment Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2016, our Treatment Segment had a backlog of approximately $5,250,000, as compared to approximately $4,698,000 as of December 31, 2015. Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarters.

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

We performed services relating to waste generated by the federal government representing approximately $27,354,000 or 53.4% of our total revenue during 2016, as compared to $36,105,000 or 57.9% of our total revenue during 2015.

Revenue generated by one of the customers (PSC Metal, Inc.) (non-government related and excluded from above) in the Services Segment accounted for approximately $9,763,000 or 19.1% of the total revenues generated for the twelve months ended December 31, 2016. Project work for this customer commenced in March 2016 and was completed in December 2016. Revenue generated by another customer (Prologis Teterboro, LLC) (non-government related and excluded from above) in the Services Segment accounted for $10,686,000 or 17.1% of the total revenues generated for the twelve months ended December 31, 2015. Project work for this customer was completed in December 2015.

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Competitive Conditions

The Treatment Segment’s largest competitor is EnergySolutions (“ES”) which operates treatment and disposal facilities in Oak Ridge, TN and Clive, UT. Waste Control Specialists (“WCS”), which has licensed disposal capabilities in Andrews, TX, has also emerged as a competitor in the treatment market with increasing market share. Perma-Fix now has two options for disposal of treated nuclear waste and thus mitigates prior risk of ES providing the only outlet for disposal. ES has signed a definitive agreement to acquire WCS; however, this potential acquisition of WCS by ES is currently in litigation with the federal government with the federal government alleging the acquisition violates the anti-trust laws. In the event that this acquisition of WCS by ES is later consummated, ES will again become the owner of the only privately owned disposal sites for treated commercially generated nuclear waste. In such event, if ES should refuse to accept our nuclear and mixed waste or make demands on us that are unreasonable or cease operations at its sites, such may have a material adverse effect on us for commercial wastes. The Treatment Segment treats and disposes of DOE generated wastes largely at DOE owned sites and thus this potential acquisition should not have any significant adverse impact on our Treatment Segment. Smaller competitors are also present in the market place; however, we believe they do not present a significant challenge at this time. Our Treatment Segment currently solicits business primarily on a North American basis with both government and commercial clients; however, we continue to focus on emerging international markets for additional work.

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

Our Services Segment is engaged in highly competitive businesses in which a number of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the project specification being bid on and the different specialty skill sets of each bidder for which our Services Segment competes, especially projects subject to the governmental bid process. We also have the ability to prime federal government small business procurements (small business set asides). Based on past experience, we believe that large businesses are more willing to team with small businesses in order to be part of these often substantial procurements. There are a number of qualified small businesses in our market that will provide intense competition that may provide a challenge to our ability to maintain strong growth rates and acceptable profit margins. For international business there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. If our Services Segment is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

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

At December 31, 2016, we had total accrued environmental remediation liabilities of $925,000, of which $677,000 are recorded as a current liability, which reflects an increase of $25,000 from the December 31, 2015 balance of $900,000. The net increase of $25,000 represents payments on remediation projects at PFSG and an increase to the reserve of approximately $66,000 at PFD due to reassessment of the remediation reserve.

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

Research and Development (“R&D”)

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat. Our competitors also devote resources to R&D and many such competitors have greater resources at their disposal than we do. During 2016, PF Medical continued to commit significant resources to the R&D of its medical isotope production technology in pursuing the necessary steps required for eventual submission of this technology for FDA and other regulatory approvals and commercialization of this technology. During the latter part of 2016, our Medical Segment ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not restart its full scale R&D activities until it obtains the necessary funding. The Medical Segment has entered into a LOI to raise such funding, which is subject to completion and execution of a definitive agreement. Although this LOI has expired, the parties to the LOI are continuing to negotiate definitive agreements as of the date of this report. We have estimated that during 2016 and 2015, we spent approximately $2,046,000 and $2,302,000, respectively, in R&D activities, of which approximately $1,489,000 and $2,114,000, respectively, were spent by our Medical Segment for the R&D of its medical isotope production technology.

Number of Employees

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2016, we employed approximately 253 employees, of whom 249 are full-time employees and four are part-time/temporary employees.

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

We maintain finite risk insurance policies which provide financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure of those facilities. We are required to provide and to maintain financial assurance that guarantees to the state that in the event of closure, our permitted facilities will be closed in accordance with the regulations. In the event that we are unable to obtain or maintain our financial assurance coverage for any reason, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities.

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

A material amount of our Treatment and Services Segments’ revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government. Our revenues from governmental contracts and subcontracts relating to governmental facilities within our segments were approximately $27,354,000 or 53.4% and $36,105,000 or 57.9%, of our consolidated operating revenues for 2016 and 2015, respectively. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

Our Treatment Segment has limited options available for disposal of its nuclear waste. Currently, there are only two disposal sites, each site having different owners, for our low level radioactive waste we receive from non-governmental sites, allowing us to take advantage of the pricing competition between the two sites. There is currently an agreement whereby the owner of one site has agreed to buy the other site; however, the federal government has brought suit to prohibit this transaction alleging that such transaction violates the federal anti-trust laws. In the event that this transaction is later consummated, we could become subject to the unreasonable demands as to pricing and other terms of the acquiring party that owns both disposal sites, which could significantly increase our cost of disposal and negatively impact our results of operations. Further, if such acquisition is completed, and the owner refuses to accept our waste or demands terms that we deem to be unreasonable, such could have a material adverse effect on us.

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

We have approximately $10,372,000 and $65,658,000 in net operating loss carryforwards for federal and state income tax purposes, respectively, which will expire in various amounts starting in 2021 if not used against future federal and state income tax liabilities, respectively. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years. Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

If any of our permits, other intangible assets, and tangible assets become impaired, we may be required to record significant charges to earnings.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible and tangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our permits are tested for impairment at least annually (the Company has no goodwill at December 31, 2016). Factors that may be considered a change in circumstances, indicating that the carrying value of our permit, other intangible assets, and tangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. During 2016, we recorded approximately $8,288,000 and $1,816,000 in impairment charges for intangible and tangible assets, respectively, in connection with Company’s decision to shut down our M&EC subsidiary by January 2018. We may be required, in the future, to record additional impairment charges in our financial statements, in which any impairment of our permit, other intangible assets, and tangible assets is determined. Such impairment charges could negatively impact our results of operations.

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our revenues may be earned under contracts that are fixed-price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

Adequate bonding is necessary for us to win certain types of new work and support facility closure requirements.

We are often required to provide performance bonds to customers under fixed-price contracts, primarily within our Services Segment. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. In addition, we provide bonds to support financial assurance in the event of facility closure pursuant to state requirements. We currently have a bonding facility but, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

Shut down of our East Tennessee Materials and Energy Corporation (“M&EC) facility located in Oak Ridge, Tennessee could negatively impact our financial results.

Our M&EC subsidiary was notified by the lessor that the lease agreement under which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, we are proceeding with a plan to shut down our M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. Operations at the M&EC facility are continuing during the remaining term of the lease and the facility has begun the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, we have begun required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s RCRA permit requirements. We believe that our plan to shut down our M&EC facility in Oak Ridge, Tennessee should reduce our fixed costs within our Treatment Segment with minimal loss in revenue, thereby improving our Treatment Segment gross margin. However, as certain waste shipments are dependent on our customers’ requirements and the operational capabilities of our other Treatment facilities to accept and treat these wastes, there are no guarantees that our other Treatment facilities will be able to treat these wastes. In such event, our financial results could be materially impacted.

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

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, cyber security breaches, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet. We also rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite our implemented security measures and established policies, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures or failures on the part of our employees to follow our established security measures and policies. Information security risks have increased significantly due to the use of online banking channels and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, and networks may become the target of cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information and the disruption of our business operations. A security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers or to our employees, loss of confidence in our security measures, litigation exposure, and harm to our reputation. Although we are aware that on at least one occasion during 2017 that there was a breach of our existing security procedures and policies as to employee information due to an employee’s error in not following our existing security procedures and policies, we do not believe this breach would have a material adverse effect on us. While we maintain a system of internal controls and procedures, any breach, attack, or failure discussed above could have a material adverse effect on our business, financial condition, and results of operations or liquidity.

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

Risks Relating to our Financial Position and Need for Financing

Breach of any of the covenants in our credit facility could result in a default, triggering repayment of outstanding debt under the credit facility.

Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We failed to meet our meet our minimum quarterly fixed charge coverage ratio in each of the first to third quarters of 2016; however, each of these instances of non-compliance was waived by our lender. In addition, during 2016, our lender also amended the methodology in calculating the quarterly fixed charge coverage ratio in certain instances to assist us so we can meet our quarterly fixed charge coverage ratio. We met our minimum quarterly fixed charge coverage ratio requirement in the fourth quarter of 2016. If we fail to meet the minimum quarterly fixed charge coverage ratio requirement or any of our other covenants in our loan agreement in the future and our lender does not waive the non-compliance or revise our covenant requirement so that we are in compliance, our lender could accelerates the payment of our borrowings under our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Our amount of debt could adversely affect our operations.

At December 31, 2016, our aggregate consolidated debt was approximately $8,833,000. Our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, as subsequently amended (“Revised Loan Agreement”) provides for a total credit facility commitment of approximately $18,100,000, consisting of a $12,000,000 revolving line of credit and a term loan of $6,100,000. The maximum we can borrow under the revolving part of the credit facility is based on a percentage of the amount of our eligible receivables outstanding at any one time. As of December 31, 2016, we had borrowings under the revolving part of our credit facility of approximately $3,803,000 and borrowing availability of up to an additional $1,748,000 based on our outstanding eligible receivables. A lack of positive operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

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

Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2016, we had 11,669,383 shares of Common Stock outstanding.

In addition, as of December 31, 2016, we had outstanding options to purchase 247,200 shares of our Common Stock at exercise prices ranging from $2.79 to $14.75 per share. Further, our preferred share rights plan, if triggered, could result in the issuance of a substantial amount of our Common Stock. The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

We do not intend to pay dividends on our Common Stock in the foreseeable future.

Since our inception, we have not paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility prohibits us from paying cash dividends on our Common Stock without prior approval from our lender.

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

Future sales of substantial amounts of our Common Stock or equity-related securities in the public market, or the perception that such sales or conversions could occur, could adversely affect prevailing trading prices of our Common Stock and could dilute the value of Common Stock held by our existing stockholders. No prediction can be made as to the effect, if any, that future sales of shares of our Common Stock or the availability of shares of our Common Stock for future sale will have on the trading price of our Common Stock. Such future sales or conversions could also significantly reduce the percentage ownership of our common stockholders.

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

We have authorized and unissued 18,075,775 (which include shares issuable under outstanding options to purchase 247,200 shares of our Common Stock) shares of our Common Stock and 2,000,000 shares of our Preferred Stock as of December 31, 2016 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan). These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

In general, under the terms of the Rights Plan, subject to certain limited exceptions, if a person or group acquires 20% or more of our Common Stock or a tender offer or exchange offer for 20% or more of our Common Stock is announced or commenced, our other stockholders may receive upon exercise of the rights (the “Rights”) issued under the Rights Plan the number of shares our Common Stock or of one-one hundredths of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, having a value equal to two times the purchase price of the Right. In addition, if we are acquired in a merger or other business combination transaction in which we are not the survivor or more than 50% of our assets or earning power is sold or transferred, then each holder of a Right (other than the acquirer) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right. The initial purchase price of each Right was $13, subject to adjustment, including adjustment for reverse stock split.

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

Our principal executive office is in Atlanta, Georgia. Our Business Center is located in Knoxville, Tennessee. Our Treatment Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee (which is currently undergoing closure requirements and which we plan to shut down by January 2018), and Richland, Washington. Our Services Segment maintains operations located in Knoxville, Tennessee and Blaydon On Tyne, England, of which we lease all of the properties. PF Medical maintains two leased administrative offices as noted below. We maintain properties in Valdosta, Georgia and Memphis, Tennessee, which are all non-operational and are included within our discontinued operations.

The properties where three of our facilities operate on (Kingston, Tennessee; Gainesville, Florida; and Richland, Washington) are held by our senior lender as collateral for our credit facility. The Company currently leases properties in the following locations:

Location	Square Footage	Expiration of Lease
Knoxville, TN (Safety and Ecology Corporation or "SEC")	20,850	May 31, 2018
Knoxville, TN (SEC)	5,000	September 30, 2017
Blaydon On Tyne, England (PF UK Limited)	1,000	Monthly
Pittsburgh, PA (SEC)	640	Monthly
Newport, KY (SEC)	1,566	Monthly
Oak Ridge, TN (M&EC)	150,000	January 31, 2018
Atlanta, GA (Corporate)	6,499	February 28, 2018
Mobile, AL (PF Medical)	1,200	August 31, 2017
Park City, UT (PF Medical)	640	May 31, 2017

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of conducting our business, we may become involved in litigation or be subject to local, state and federal agency (government) proceedings. We are not a party to any litigation or governmental proceeding, which our management believes could result in any judgments or fines that would have a material adverse effect on our financial position, liquidity or results of future operations.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI.” The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

	2016		2015
	Low	High	Low	High
Common Stock 1st Quarter	$3.42	$3.95	$3.78	$4.69
2nd Quarter	3.62	5.64	3.32	4.01
3rd Quarter	4.29	5.62	3.45	4.34
4th Quarter	3.25	5.24	3.65	4.37

As of February 22, 2017, there were approximately 189 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of February 22, 2017 was approximately 2,345.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Revised Loan Agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from our lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during the first, second, and fourth quarter of 2016. On August 2, 2016, the Company issued an aggregate 70,000 shares of its Common Stock resulting from the exercise of two Warrants for the purchase of up to 70,000 shares of the Company’s Common Stock at an exercise price of $2.23 per share, resulting total proceeds received by the Company of approximately $156,000. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities” for further information of these two Warrants.

There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2016.

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

Review

Revenue decreased $11,164,000 or 17.9% to $51,219,000 for the twelve months ended December 31, 2016 from $62,383,000 for the corresponding period of 2015. The decrease in revenue was primarily due to the decrease in revenue in our Treatment Segment of approximately $9,065,000 or 21.9% due, in large part, to lower waste volume. Services Segment revenue decreased $2,099,000 or 10.0% for the twelve months ended December 31, 2016 as compared to the corresponding period of 2015. Total gross profit decreased $7,267,000 or 50.6% for the twelve months ended December 31, 2016 as compared to the corresponding period of 2015 primarily due to lower revenue generated from our Treatment Segment. Total selling, general, and administrative (“SG&A”) expenses decreased $272,000 or 2.5% for the twelve months ended December 31, 2016 as compared to the corresponding period of 2015.

Our 2016 financial results were significantly impacted by certain large waste treatment shipments that we expected to receive but were delayed by certain governmental customers. Although we saw receipt of certain of these delayed shipments in the fourth quarter of 2016, we expect to receive the remaining delayed waste shipment within the first nine months of 2017.

Our financial results for the twelve months ended December 31, 2016 included certain non-cash impairment losses, write-offs and accruals which were recorded during the second quarter of 2016 in connection with the pending shut down of our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary as discussed below.

During the second quarter of 2016, our M&EC subsidiary was notified by the lessor that the lease agreement under which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, we are proceeding with a plan to shut down our M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. Operations at the M&EC facility are continuing during the remaining term of the lease and the facility has begun the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, we have begun required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements. As a result of this triggering event which occurred during the second quarter of 2016, we recorded non-cash impairment losses on our tangible and intangible (permit) assets of approximately $1,816,000 and $8,288,000, respectively, in the second quarter of 2016. We also recorded a write-off of approximately $587,000 in prepaid expenses in connection with certain tangible asset at our M&EC facility which was impaired. As a result of the intangible impairment losses discussed above, we recorded a tax benefit in the amount of $3,203,000.

In addition, M&EC is required to complete certain clean-up/maintenance activities at its Oak Ridge, Tennessee facility pursuant to its RCRA permits. The extent and cost of these activities are determined by federal/state mandate requirements. We performed an analysis and related estimate of the cost to complete the RCRA portion of these activities during the second quarter of 2016 and based on this analysis, we recorded an additional $1,626,000 in closure liabilities during the second quarter of 2016 with a corresponding increase to capitalized asset retirement costs, as reported as a component of “Net Property and equipment” in the Consolidated Balance Sheet.”

During the year ended December 31, 2016 and 2015, M&EC’s revenues were approximately $4,419,000 and $6,591,000, respectively.

We had working capital deficit of approximately $2,131,000 at December 31, 2016, as compared to working capital of $2,966,000 at December 31, 2015, a decrease of $5,097,000.

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

Our cash flow requirements during 2016 were primarily financed by our operations and credit facility availability. Our Medical Segment has not generated any revenue to date. During 2016, our Medical Segment continued to commit substantial resources to the research and development (“R&D”) of the new medical isotope production technology in pursuing the necessary steps required for eventual submission of this technology for the U.S. Food and Drug Administration (“FDA”) and other regulatory approvals and commercialization of this technology. During the latter part of 2016, our Medical Segment ceased a substantial portion its R&D activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not restart its full scale R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise. The Medical Segment has entered into a letter of intent (“LOI”) to raise capital, which is subject to the completion of a definitive agreement. Although the LOI has expired, the parties to the LOI are continuing to negotiate definitive agreements as of the date of this report (see “Liquidity and Capital Resources - Financing Activities” in this “Management’s Discussion and Analysis” for a further discussion of this proposed transaction). If the Medical Segment is unable to raise the necessary capital, the Medical Segment would be required to reduce, further delay or eliminate its R&D program.

We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when needed.

We continue to focus on expansion into both commercial and international markets to increase revenues in our Treatment and Services Segments to offset the uncertainties of government spending in the United States of America. See “Liquidity and Capital Resources” below for further discussion of our liquidity.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our three reportable segments: The Treatment Segment (“Treatment”), the Services Segment (“Services”), and the Medical Segment (“Medical”). Our Medical Segment has not generated any revenue and all costs incurred are included within R&D:

Below are the results of continuing operations for our years ended December 31, 2016 and 2015 (amounts in thousands):

(Consolidated)	2016	%	2015	%
Net revenues	$51,219	100.0	$62,383	100.0
Cost of goods sold	44,135	86.2	48,032	77.0
Gross profit	7,084	13.8	14,351	23.0
Selling, general and administrative	10,724	20.9	10,996	17.6
Research and development	2,046	4.0	2,302	3.7
Loss (gain) on disposal of property and equipment	2	—	(80)	(.1)
Impairment loss on tangible assets	1,816	3.5	—	—
Impairment loss on intangible assets	8,288	16.2	—	—
(Loss) income from operations	(15,792)	(30.8)	1,133	1.8
Interest income	110	.2	53	.1
Interest expense	(489)	(.9)	(489)	(.8)
Interest expense – financing fees	(108)	(.2)	(228)	(.3)
Other	22	—	11	—
(Loss) income from continuing operations before taxes	(16,257)	(31.7)	480	.8
Income tax (benefit) expense	(2,994)	(5.8)	543	.9
Loss from continuing operations	$(13,263)	(25.9)	$(63)	(.1)

Summary - Years Ended December 31, 2016 and 2015

Net Revenue

Consolidated revenues from continuing operations decreased $11,164,000 for the year ended December 31, 2016, compared to the year ended December 31, 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change	% Change
Treatment
Government waste	$21,433	41.9	$30,130	48.2	$(8,697)	(28.9)
Hazardous/non-hazardous	4,511	8.8	4,344	7.0	167	3.8
Other nuclear waste	6,309	12.3	6,844	11.0	(535)	(7.8)
Total	32,253	63.0	41,318	66.2	(9,065)	(21.9)

Services
Nuclear	17,035	33.2	18,743	30.0	(1,708)	(9.1)
Technical	1,931	3.8	2,322	3.8	(391)	(16.8)
Total	18,966	37.0	21,065	33.8	(2,099)	(10.0)

Total	$51,219	100.0	$62,383	100.0	$(11,164)	(17.9)

Net Revenue

Treatment Segment revenue decreased $9,065,000 or 21.9% for the year ended December 31, 2016 over the same period in 2015. The revenue decrease was primarily due to lower revenue generated from government customers of approximately $8,697,000 or 28.9% due to lower waste volume. Our Services Segment revenue decreased by $2,099,000 or 10.0%. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project varies. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold decreased $3,897,000 for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as follows:

		%		%
(In thousands)	2016	Revenue	2015	Revenue	Change
Treatment	$28,238	87.6	$30,408	73.6	$(2,170)
Services	15,897	83.8	17,624	83.7	(1,727)
Total	$44,135	86.2	$48,032	77.0	$(3,897)

Cost of goods sold for the Treatment Segment decreased by $2,170,000 or approximately 7.1%. Included in the cost of goods sold is a write-off of approximately $587,000 in prepaid fees recorded in the second quarter of 2016 resulting from the impairment of certain equipment at our M&EC facility. Such fees were incurred for emission performance testing certification requirements as mandated by the state (see “Overview” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of transactions recorded during the second quarter of 2016 due to pending shut down of our M&EC facility). Excluding this write-off, cost of goods sold for the Treatment Segment decreased by approximately $2,757,000 or 9.1% primarily due to lower revenue. We incurred lower disposal, transportation, lab, and material and supplies costs totaling approximately $2,279,000. Our overall fixed costs were lower by approximately $478,000 resulting from the following: salaries and payroll related expenses were lower by approximately $399,000 resulting from lower headcount; general expenses were lower by approximately $307,000 in various categories as we continue to streamline our costs; maintenance costs were lower by approximately $395,000. In the prior period of 2015, we incurred higher costs in connection with the maintenance of certain buildings and equipment. The lower fixed costs described above were partially offset by higher depreciation expense of approximately $506,000 primarily due the re-evaluation of the estimated useful lives of M&EC facility’s remaining tangible assets conducted during the second quarter of 2016 due to the pending shut down of the facility and higher regulatory expenses of approximately $117,000. Services Segment cost of goods sold decreased $1,727,000 or 9.8% primarily due to lower labor and travel expenses totaling approximately $1,302,000 and lower material and supplies expenses by approximately $566,000. The decrease was partially offset by higher disposal/transportation costs of approximately $134,000. Included within cost of goods sold is depreciation and amortization expense of $4,002,000 and $3,548,000 for the twelve months ended December 31, 2016, and 2015, respectively.

Gross Profit

Gross profit for the year ended December 31, 2016, was $7,267,000 lower than 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Treatment	$4,015	12.4	$10,910	26.4	$(6,895)
Services	3,069	16.2	3,441	16.3	(372)
Total	$7,084	13.8	$14,351	23.0	$(7,267)

Treatment Segment gross profit decreased $6,895,000 or 63.2% and gross margin decreased to 12.4% from 26.4%. Excluding the write-off of the $587,000 in prepaid fees resulting from the impairment of certain equipment at our M&EC subsidiary as discussed above, Treatment Segment gross profit decreased $6,308,000 or 57.8% and gross margin decreased to 14.3% from 26.4% primarily due to decreased revenue from lower waste volume and the impact of our fixed costs. In the Services Segment, the decrease in gross profit of $372,000 or 10.8% was primarily due to the decrease in revenue. Gross margin remained constant. As discussed previously, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses decreased $272,000 for the year ended December 31, 2016, as compared to the corresponding period for 2015, as follows:

(In thousands)	2016	% Revenue	2015	% Revenue	Change
Administrative	$4,919	—	$5,045	—	$(126)
Treatment	3,506	10.9	3,721	9.0	(215)
Services	2,299	12.1	2,230	10.6	69
Total	$10,724	20.9	$10,996	17.6	$(272)

The decrease in administrative SG&A was primarily the result of lower outside services expenses by approximately $105,000 resulting from fewer consulting/business/legal matters. Bonus/incentive expenses were lower by approximately $214,000 as our executive officers earned a total of approximately $214,000 in compensation under the Management Incentive Plans (“MIPs”) in 2015 and no compensation was earned under any of the MIPs in 2016. In addition, general expenses were lower by approximately $34,000 in various categories. The decrease was partially offset by higher amortization expense of approximately $40,000 resulting from the write-off of a patent and higher salaries and payroll related expenses of approximately $187,000 resulting from the hiring of our new executive vice president in the second quarter of 2016. Treatment SG&A was lower primarily due to lower marketing expenses by approximately $100,000 due to fewer tradeshows. Total payroll related and travel expenses were lower by approximately $50,000 and general expenses were lower by approximately $70,000 in various categories as we continue our efforts towards reducing costs. The increase in SG&A in the Services Segment was primarily due to higher payroll expenses of approximately $271,000 incurred primarily in the first half of 2016 related to bids and proposal work for potential projects. The increase was partially offset by lower outside services expenses by approximately $161,000 from fewer consulting/legal/business matters and lower amortization expenses by approximately $42,000 as a certain amortizable intangible asset became fully amortized in June 2015. Included in SG&A expenses is depreciation and amortization expense of $163,000 and $169,000 for the twelve months ended December 31, 2016 and 2015, respectively.

R&D

R&D expenses decreased $256,000 for the year ended December 31, 2016, as compared to the corresponding period of 2015 as follows:

(In thousands)	2016	2015	Change
Administrative	$15	$9	$6
Treatment	504	179	325
Services	38	—	38
PF Medical	1,489	2,114	(625)
Total	$2,046	$2,302	$(256)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The decrease in R&D costs for 2016 as compared to 2015 was primarily due to reduced R&D performed by our Medical Segment. The decrease was partially offset primarily by increase in R&D costs incurred by our Treatment Segment for enhancement of treatment processes.

Interest Expense

No changes were noted in interest expense for the twelve months ended December 31, 2016 as compared to the corresponding period of 2015. Interest expense for 2016 included a $68,000 loss on debt extinguishment incurred in the first quarter of 2016 as a result of the amendment dated March 24, 2016 that we entered into with our lender which extended the due date of our credit facility, among other things, to March 24, 2021. Excluding this $68,000 loss on debt extinguishment, the decrease in interest expense was primarily due to lower interest from our declining term loan balance and lower interest from the declining $3,000,000 loan dated August 2, 2013, which was paid in full by us in August 2016. The decrease was partially offset by higher interest from higher average revolver loan balance outstanding in 2016.

Interest Expense- Financing Fees

Interest expense-financing fees decreased approximately $120,000 for the twelve months ended December 31, 2016 as compared to the corresponding period of 2015. The decrease was primarily due to lower monthly amortized financing fees resulting from our amended credit facility pursuant to the amendment dated March 24, 2016 as discussed above.

Income Taxes

We had income tax benefit of $2,994,000 and income tax expense of $543,000 for continuing operations for the years ended December 31, 2016 and 2015, respectively.  The Company’s effective tax rates were approximately 18.4% and 113.1% for the twelve months ended December 31, 2016 and 2015, respectively.  Our income tax benefit for the year ended 2016 was primarily the result of a tax benefit recorded in the amount of approximately $3,203,000 resulting from the permit impairment loss recorded for the M&EC subsidiary during the second quarter of 2016. Our income tax expense for 2015 was primarily due to deferred tax expense related to our indefinite-lived intangibles not covered by valuation allowance.

Discontinued Operations

Our discontinued operations consist of all our subsidiaries included in our Industrial Segment which were divested in 2011 and prior, previously closed locations, and our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which is currently undergoing closure, subject to regulatory approval.

On May 2, 2016, Perma-Fix of Michigan, Inc. (“PFMI” – a closed location) entered into an Agreement for the sale of the property for a price of $450,000. The Agreement provides for a down payment of approximately $75,000. After certain closing and settlement costs, PFMI received approximately $46,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installments of approximately $7,250, with the first payment due June 15, 2016.

Our discontinued operations had no revenue for the twelve months ended December 31, 2016 and 2015. We incurred net losses of $730,000 and $1,864,000 for our discontinued operations for the twelve months ended December 31, 2016 and 2015, respectively. Our losses for the twelve months ended December 31, 2015 included a penalty in the amount of approximately $201,000 recorded for PFSG in connection with a Consent Order from the Georgia Department of Natural Resources Environmental Protection Division and an asset impairment charge of $150,000 recorded for PFMI in connection with the sale of the property as discussed above. In addition, our net loss for the twelve months ended December 31, 2015 included $407,000 in expenses (with $400,000 recorded as interest expenses) recorded in connection with an arbitration award that PFSG was required to pay to a contractor hired to perform emergency response services at our PFSG subsidiary resulting from the fire which occurred at the facility in 2013. Remaining losses for the periods discussed above were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations.

Liquidity and Capital Resources

Our 2016 financial results were negatively impacted by certain waste treatment shipments which we expected to receive during 2016 but were delayed by certain governmental customers. Although we saw receipt of certain of these delayed shipments in the fourth quarter of 2016, we expect to receive the remaining delayed waste shipments within the first nine months of 2017. Our 2016 financial results were also impacted by certain non-cash impairment losses, write-offs and accruals which were recorded during the second quarter of 2016 in connection with our decision to shut down the facility by January 2018. However, with this pending shut down of the M&EC facility, we expect to benefit from reductions in certain operating costs. In addition, we are in the process of transitioning waste shipments and operational capabilities from our M&EC facility to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals.

Our cash flow requirements during 2016 consisted of general working capital needs, scheduled payments on our debt obligations, remediation projects and planned capital expenditures and were financed primarily by our operations and credit facility availability. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary.

Our cash flow requirements for 2017 and into the first quarter of 2018 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, planned capital expenditures, and closure spending requirements in the amount of approximately $3,058,000 (of which approximately $2,177,000 will be required in 2017) in connection with the pending shut down of our M&EC facility. We plan to fund these requirements from our operations, our credit facility availability, and the finite risk sinking funds that we expect to receive in connection with our Perma-Fix Northwest Richland, Inc. (“PFNWR”) financial assurance policy (see a discussion of the pending receipt of the finite risk sinking funds related to our PFNWR financial assurance policy in “Investing Activities” below). We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, we believe that our cash flows from operations, our available liquidity from our credit facility, and the finite risk sinking funds that we expect to receive are sufficient to fund our Treatment and Services Segment operations for at least the next twelve months and beyond.

The following table reflects the cash flow activity for the year ended December 31, 2016 and the corresponding period of 2015:

(In thousands)	2016	2015
Cash provided by operating activities of continuing operations	$1,063	$1,744
Cash used in operating activities of discontinued operations	(959)	(2,862)
Cash used in investing activities of continuing operations	(499)	(492)
Proceeds from sale of property of discontined operations	84	—
Cash used in financing activities of continuing operations	(956)	(530)
Effect of exchange rate changes on cash	(5)	(105)
Decrease in cash	$(1,272)	$(2,245)

As of December 31, 2016, we were in a net borrowing position (revolving credit) of approximately $3,803,000. At December 31, 2016, we had cash on hand of approximately $163,000, which presents primarily account balances for our foreign subsidiaries.

Operating Activities

Accounts receivable (including Accounts receivable – non-current), net of allowances for doubtful accounts, totaled $8,917,000 at December 31, 2016, a decrease of $756,000 from the December 31, 2015 balance of $9,673,000. The decrease was primarily due to lower revenue and the timing of accounts receivable collections due to the variety of payment terms we offer to our customers.

Accounts payable, totaled $4,244,000 at December 31, 2016, a decrease of $1,865,000 from the December 31, 2015 balance of $6,109,000. The decrease was primarily due to reduced payables resulting from lower revenue and the pay down of our accounts payable. Also, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual as of December 31, 2016, totaled $1,390,000, an increase of $283,000 over the December 31, 2015 balance of $1,107,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During the first twelve months of 2016, we shipped less waste for disposal.

We had working capital deficit of $2,131,000 (which included working capital of our discontinued operations) as of December 31, 2016, as compared to working capital of $2,966,000 as of December 31, 2015. Our working capital was negatively impacted primarily by reduced revenue and the net loss we incurred during 2016. In addition, our working capital was negatively impacted by the reclass of approximately $2,177,000 in accrued closure costs from long-term to current resulting from expected spending relating to the pending shut down of our M&EC facility.

Investing Activities

During 2016, our purchases of capital equipment totaled approximately $436,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,000,000 for 2017 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

We have a closure policy for our PFNWR facility with American International Group, Inc. (“AIG”) (“PFNWR policy”) which provides financial assurance to the state of Washington in the event of closure of the PFNWR facility. As of December 31, 2016, our financial coverage under this policy stood at approximately $7,973,000 and this PFNWR policy is collateralized by a finite risk sinking fund in the amount of approximately $5,941,000 which is recorded in other long term assets on our Consolidated Balance Sheets as of December 31, 2016. During the latter part of 2016, we initiated a plan to secure other options in providing financial assurance coverage for our PFNWR facility, including acquiring a separate bonding mechanism, which would enable us to cancel the PFNWR policy, thereby allowing for the release of the sinking fund securing the PFNWR policy as discussed above. We are currently waiting on final approval on the release of the PFNWR policy from Washington state regulators. Once we obtain this release, we will cancel the PFNWR policy with AIG which would result in the release of the $5,941,000 in sinking fund securing the PFNWR back to the Company. The new bonding mechanism in the amount of approximately $7,000,000 (“new bond”) which is to provide financial assurance for the PFNWR facility will require approximately $2,500,000 in collateral and will be provided for by the $5,941,000 in sinking fund to be released by AIG. We expect this transaction to be completed by the end of the second quarter of 2017. After the release of the $5,941,000 in finite sinking fund by AIG and payment of the required collateral for the new bond, we expect to receive the approximately remaining $3,441,000 in finite sinking funds which will be used to pay down our revolving credit.

Financing Activities

We are subject to an Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended prior to the March 24, 2016 amendment discussed below (“Amended Loan Agreement”), provided us with the following credit facility: (a) up to $12,000,000 revolving line of credit (“revolving credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“term loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

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

●

released $1,000,000 of the $1,500,000 borrowing availability restriction that the lender had previously placed on us in connection with the insurance settlement proceeds received in 2014 by our PFSG facility. Our lender had authorized us to use such proceeds for working capital purposes but had placed an indefinite reduction on our borrowing availability of $1,500,000;

●

revised the interest payment options to paying an annual rate of interest due on the revolving credit at prime plus 1.75% or LIBOR plus 2.75% and the term loan at prime plus 2.25% or LIBOR plus 3.25%; and

●	revised our annual capital spending maximum limit from $6,000,000 to $3,000,000.

In connection with the March 24, 2016 amendment, we paid our lender total closing fees of approximately $72,000. As a result of the amendment dated March 24, 2016, we recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which was included in interest expense in the accompanying Consolidated Statements of Operations.

Pursuant to the Revised Loan Agreement, we may terminate the Revised Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Revised Loan Agreement. We have agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before March 23, 2017, .50% of the total financing if we pay off our obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if we pays off our obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if we pay off our obligations after March 23, 2019.

Our credit facility with our lender contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by our lender, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our credit facility as of December 31, 2016.

(Dollars in thousands)	Quarterly Requirement		1st Quarter Actual	2nd Quarter Actual	3rd Quarter Actual	4th Quarter Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1		0.91:1	0.64:1	0.06:1	4.03:1
Minimum tangible adjusted net worth	$30,000	(1)	$40,539	$32,150	$30,706	$30,871

(1) Effective with the third quarter of 2016, minimum tangible adjusted net worth was reduced to $26,000

     (see below for further details)

We failed to meet our minimum quarterly fixed charge coverage ratio (“FCCR”) requirement of 1.15:1 in the first quarter of 2016. On May 23, 2016, our lender waived this non-compliance. In connection with this waiver, we paid PNC a fee of $5,000. We met our financial covenant requirements in the second quarter of 2016 except for our quarterly FCCR requirement. On August 22, 2016, we entered into an amendment to the Revised Loan Agreement with our lender which waived our non-compliance with the minimum quarterly FCCR for the second quarter of 2016. In addition, the amendment revised the methodology to be used in calculating the FCCR in the third quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017. This amendment also revised our minimum Tangible Adjusted Net Worth requirement (as defined in the Revised Loan Agreement) from $30,000,000 to $26,000,000. In connection with this amendment, we paid PNC a fee of $25,000. We failed to meet our quarterly FCCR requirement for the third quarter of 2016 due in large part, to the decrease in revenues sustained by our Treatment Segment as a result of delays in certain waste shipments that we expected to receive during the third quarter of 2016. On November 17, 2016, we entered into another amendment to our Revised Loan Agreement with our lender. This amendment included the following:

●	waived our non-compliance with the minimum quarterly FCCR for the third quarter of 2016;
●

further revised the methodology to be used in calculating the FCCR as follows (with continued requirement to maintain a minimum 1:15:1 ratio in each of the quarters): FCCR for the fourth quarter of 2016 is to be calculated using the financial results for the three month period ending December 31, 2016; FCCR for first quarter of 2017 is to be calculated using financial results for the six month period ending March 31, 2017; FCCR for second quarter of 2017 is to be calculated using the financial results for the nine month period ending June 30, 2017; and FCCR for the third quarter of 2017 and each fiscal quarter thereafter is to be calculated using the financial results for a trailing twelve month period basis;

●

placed an immediate additional restriction on our borrowing availability of $750,000, in addition to the restriction on our borrowing availability of $500,000 which had been previously placed by our lender; and

●

revised the interest payment options to paying an annual rate of interest due on the revolving credit at prime plus 2% or LIBOR plus 3% and the term loan at Prime plus 2.5% or LIBOR plus 3.5%. Such interest payment option will automatically revert back to interest payment options as revised on the March 24, 2016 amendment (see the March 24, 2016 amendment that we entered into with our lender above) if we are able to attain minimally a FCCR of 1:15:1, as calculated using a trailing twelve month period, subsequent to any quarters after the third quarter of 2016.

As of December 31, 2016, the availability under our revolving credit was $1,748,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $1,250,000 as discussed above.

Pursuant to the November 17, 2016 amendment discussed above, our lender also established a “Condition Subsequent” which requires us to receive restricted cash released from a finite risk sinking fund in connection with our PFNWR subsidiary’s closure policy (see “Investing Activities” above for further discussion of the finite risk sinking funds in connection with our PFNWR facility). Immediately upon the receipt of the funds, our lender will immediately place another $750,000 restriction on our borrowing availability resulting in a total of $2,000,000 restriction on our borrowing availability.

All other terms of the Revised Loan Agreement remain principally unchanged. In connection with this amendment, we paid our lender a fee of $25,000. We met our quarterly financial covenant requirements for the fourth quarter of 2016 and we expect to meet our quarterly financial covenant requirements in 2017; however, in the event that we fail to meet any of our quarterly financial covenant requirements in 2017 and our lender does not waive the non-compliance or further revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Upon the receipt of the finite risk sinking funds (net of the required collateral for the new bond) relating to our PFNWR facility, which is expected to occur by the end of the second quarter of 2017 as discussed above (see “Investing Activities” above), our borrowing availability will increase by approximately $2,691,000 which will include the additional $750,000 restriction that our lender will place on our borrowing availability pursuant to the “Condition Subsequent” clause as noted in the November 17, 2016 amendment as discussed above.

We entered into a $3,000,000 loan dated August 2, 2013 with Messrs. Robert Ferguson and William Lampson (each known as the “Lender”) which was repaid in full by us in August 2016. Mr. Ferguson serves as an advisor to our Board of Directors (“Board”) and is also a member of the Supervisory Board of PF Medical, our majority-owned Polish subsidiary (see “Related Party Transactions – Mr. Robert Ferguson”). The loan was unsecured with a term of three years with interest payable at a fixed interest rate of 2.99% per annum. The loan required monthly payments of accrued interest only during the first year of the loan and monthly payments of $125,000 in principal plus accrued interest for the second and third year of the loan. As consideration for us receiving the loan, we issued to each Lender a Warrant to purchase up to 35,000 shares of the Company’s Common at an exercise price of $2.23 per share. On August 2, 2016, each Lender exercised his Warrant for the purchase of 35,000 shares of our Common Stock, resulting in total proceeds paid to us of approximately $156,000. As further consideration for the loan, we had also issued to each Lender 45,000 shares of our Common Stock. The fair value of the Warrants and Common Stock and the related closing fees incurred from this transaction were recorded as a debt discount, which has been fully amortized using the effective interest method over the term of the loan as interest expense – financing fees.

On October 11, 2016, the Company, the Company’s majority-owned Polish subsidiary, Perma-Fix Medical S.A (“PFMSA”) and PFMSA’s wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFM Corporation”), a Delaware corporation (“PFMSA” and “PFM Corporation” are together known as “PF Medical”), entered into a letter of intent (“LOI”) with a private investor, subject to certain closing and other conditions, including, but not limited to, the execution of a definitive agreement, for the purchase of $10,000,000 of Preferred Shares in PFM Corporation at a price of $8.00 per share. The termination date of this LOI has since expired but the parties continue to negotiate definitive agreements with the following proposed terms, among other things, $5,000,000 to be invested by the investor at the initial closing and $5,000,000 to be invested at the second closing which is to occur within 120 days after the initial closing. Upon the initial closing, one half of the Preferred Shares will be issued to the investor and the remaining half of the Preferred Shares will be issued to the investor at the second closing. The Preferred Shares of PFM Corporation to be issued to the investor would be voting securities and, after completion of both closings, the investor will own approximately 48.6% of PFM Corporation’s issued and outstanding voting securities and PFMSA will own the balance of PFM Corporation’s voting securities. At each closing, subject to certain terms and conditions, the investor would also receive a 48-month warrant to purchase up to 468,750 shares of PFM Corporation’s common stock at an exercise price of $9.00 for each share. In addition, at the initial closing, we would receive a 48 month warrant, subject to certain terms and conditions, to purchase up to 183,606 shares of PFM Corporation’s common stock at an exercise price of $14.00 per share. Further, we would be repaid $500,000 of the amounts owed to it by the Medical Segment within 30 days after the initial closing and the remaining balance (which stands at approximately $1,962,000 at December 31, 2016) within 120 days after the initial closing.

If the above-described funding transaction is consummated, the LOI provides that the Board of Directors of PFM Corporation shall consist of seven directors. Two of the directors shall be nominees of the investor, two of the directors shall be nominees of the Company, one director shall be a nominee of another stockholder of PFMSA, and two independent directors shall be nominees of the PFM Corporation board.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of December 31, 2016, which total approximately $878,000, payable as follows: $700,000 in 2017 with the remaining $178,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of December 31, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,514,000, of which the majority of the amount relates to various bonds. Our Treatment Segment facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through financial assurance policies. As of December 31, 2016, the closure and post-closure requirements for these facilities were approximately $37,136,000 which included a reduction in financial assurance requirement of approximately $9,711,000 for our DSSI subsidiary made in the fourth quarter of 2016. We have recorded approximately $21,487,000 in a sinking funds related to these policies in other long term assets on the accompanying Consolidated Balance (See “Liquidity and Capital Resources - Investing Activities” above for our plan to replace the financial assurance closure policy for our PFNWR facility with a new bonding mechanism and the related sinking funds for the PFNWR financial assurance closure policy).

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

Revenue Recognition Estimates. We utilize a performance based methodology for purposes of revenue recognition in our Treatment Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance method. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving various wastes we recognize a certain percentage (generally ranging from 9.0% to 33%) of revenue as we incur costs for transportation, analyses and labor associated with the receipt of mixed waste. As the waste is processed, shipped and disposed of, we recognize the remaining revenue and the associated costs of transportation and burial where applicable. We review and evaluate our revenue recognition estimates and policies on an annual basis.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical collections patterns, that allows us to calculate the total allowance required. This allowance was approximately 0.5% of revenue for 2016 and 3.0% of accounts receivable as of December 31, 2016. Additionally, this allowance was approximately 2.4% of revenue for 2015 and 13.2% of accounts receivable as of December 31, 2015.

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

During the second quarter of 2016, based on our analysis, we fully impaired the permit value of approximately $8,288,000 for our M&EC subsidiary as a result of our decision to shut down the M&EC facility by January 2018. We performed impairment testing of our remaining permits related to our Treatment reporting unit as of October 1, 2016 and determined there was no impairment. Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2015 also resulted in no impairment charges.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives (with the exception of customer relationships which are amortized using an accelerated method) and are excluded from our annual intangible asset valuation review as of October 1. We have one definite-lived permit which was excluded from our annual impairment review as noted above. The net carrying value of this one definite-lived permit as of December 31, 2016 and 2015 was approximately $117,000 and $172,000, respectively. Intangible assets with definite useful lives are also tested for impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.

Accrued Closure Costs and Asset Retirement Obligations (“ARO”). Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure. Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. ARO’s are included within buildings as part of property and equipment and are depreciated over the estimated useful life of the property. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flow. Increases in the ARO liability due to passage of time impact net income as accretion expense and are included in cost of goods sold in the Consolidated Statements of Operations. Changes in the estimated future cash flows costs underlying the obligations (resulting from changes or expansion at the facilities) require adjustment to the ARO liability calculated and are capitalized and charged as depreciation expense, in accordance with our depreciation policy. As a result of our decision to shut down our M&EC facility by January 2018, during the second quarter of 2016, we recorded an additional $1,626,000 in closure liabilities with the offset to ARO.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.

Income Taxes. The provision for income tax is determined in accordance with ASC 740, “Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2016 and 2015, we had net deferred tax assets of approximately $12,528,000 and $8,592,000, respectively (which excludes a deferred tax liability relating to goodwill and indefinite lived intangible assets), which were primarily related to federal and state net operating loss (“NOL”) carryforwards, impairment charges, and closure costs. As of December 31, 2016 and 2015, we concluded that it was more likely than not that $12,528,000 and $8,592,000 of our deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets. Our net operating losses are subject to audit by the Internal Revenue Services, and, as a result, the amounts could be reduced.

Known Trends and Uncertainties

Economic Conditions. Our business continues to be heavily dependent on services that we provide to governmental clients (including the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”)) directly as the prime contractor or indirectly for others as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, the large budget deficit that the government is facing, and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We performed services relating to waste generated by the federal government representing approximately $27,354,000 or 53.4% of our total revenue during 2016, as compared to $36,105,000 or 57.9% of our total revenue during 2015.

Revenue generated by one of the customers (PSC Metal, Inc.) (non-government related and excluded from above) in the Services Segment accounted for approximately $9,763,000 or 19.1% of the total revenues generated for the twelve months ended December 31, 2016. Project work for this customer commenced in March 2016 and was completed in December 2016. Revenue generated by another customer (Prologis Teterboro, LLC) (non-government related and excluded from above) in the Services Segment accounted for $10,686,000 or 17.1% of the total revenues generated for the twelve months ended December 31, 2015. Project work for this customer was completed in December 2015.

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

At December 31, 2016, we had total accrued environmental remediation liabilities of $925,000, of which $677,000 are recorded as a current liability, which reflects an increase of $25,000 from the December 31, 2015 balance of $900,000. The net increase of $25,000 represents payments on remediation projects at PFSG and an increase to the reserve of approximately $66,000 at PFD due to reassessment of the remediation reserve.

Related Party Transactions

Mr. David Centofanti

Mr. David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $168,000 for each of the years 2016 and 2015. Mr. David Centofanti is the son of our Chief Executive Officer (“CEO”), President and a Board member, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to us is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to our Board and is also a member of the Supervisory Board of PF Medical, our majority-owned Polish subsidiary. Mr. Ferguson previously served as a member of our Board from June 2007 to February 2010 and again from August 2011 to September 2012. As an advisor to our Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $59,000 and $58,000 for the years ended December 31, 2016 and 2015, respectively. On August 2, 2013, we completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby we borrowed from the Lenders the sum of $3,000,000 (which was paid off by us in August 2016) pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (see further details and terms of this Loan in this “MD&A – Liquidity and Capital Resources - Financing Activities”).

Mr. John Climaco

On June 2, 2015, Mr. Climaco, a current member of our Board, was elected as the Executive Vice President (“EVP”) of PF Medical. As EVP of PF Medical, Mr. Climaco receives an annual salary of $150,000 and is not eligible to receive compensation for serving on our Board.

Mr. Climaco previously had a consulting agreement with us effective September 2014 (approved by the Board with Mr. Climaco abstaining) to perform certain consulting functions for us as determined by the Board, including review of operating and accounting functions, strategic opportunity and other initiatives, and the development of our medical isotope production technology. The consulting agreement was terminated effective June 2, 2015 upon Mr. Climaco’s election as EVP of PF Medical. Mr. Climaco was paid $22,000 per month under the consulting agreement and received approximately $117,000 in 2015 for his services under the consulting agreement.

Mr. Climaco is also a Director of Digirad Corporation, a publicly held company the common stock of which is listed on the Nasdaq (“Digirad”). On July 24, 2015, PF Medical and Digirad entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement” and, together with the “Supplier Agreement”, the “Digirad Agreements”). The Supplier Agreement became effective upon the completion of the Subscription Agreement. Pursuant to the terms of the Digirad Agreements, Digirad purchased, in a private placement, 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000. The 71,429 share investment made by Digirad constituted approximately 5.4% of the outstanding common shares of PF Medical. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and PF Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

Employment Agreements

We have employment agreements (each dated July 10, 2014 and effective for three years) with each of Dr. Centofanti (our President and CEO) and Ben Naccarato (our Chief Financial Officer (“CFO”). Each employment agreement provides for annual base salaries, bonuses (including Management Incentive Plan (“MIP”) as approved by our Board), and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, each of the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase our Common Stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable. Mr. John Lash, our previous Chief Operating Officer (“COO”) who retired from the position effective September 30, 2016 and who remained a part-time employee through December 31, 2016, also had an employment agreement dated July 10, 2014 with substantially the same provisions as described above. Upon Mr. Lash’s resignation as COO effective September 30, 2016, his employment agreement also terminated. No amount was payable under Mr. Lash’s employment agreement upon his resignation as COO.

On January 19, 2017, our Compensation and Stock Option Committee (“Compensation Committee”) and the Board approved, and we entered into, an employment agreement (the “EVP/COO Employment Agreement”) with Mr. Mark Duff, EVP/COO. Upon Mr. Lash’s retirement as COO effective September 30, 2016 as discussed above, Mr. Duff assumed the additional position of COO and continues his position as our EVP. The EVP/COO Employment Agreement is effective June 11, 2016 (Mr. Duff’s effective date of employment as EVP) and has a term of three years. The EVP/COO Employment Agreement provides substantially the same provisions as the employment agreements described above for the CEO and CFO.

MIPs

On January 19, 2017, our Board and Compensation Committee approved individual MIPs for our CEO, EVP/COO, and CFO. The MIPs are effective January 1, 2017. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 5% to 100% of the 2017 base salary for the CEO ($13,962 to $279,248), 5% to 100% of the 2017 base salary for the EVP/COO ($13,350 to $267,000), and 5% to 100% of the 2017 base salary for the CFO ($11,033 to $220,667).

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

●	demand for our services;
●	ability to achieve profitability;

●	continue to focus on expansion into both commercial and international markets to increase revenues;
●	reductions in the level of government funding in future years;
●	ability of our Medical Segment to fund its R&D program;
●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in 2017;
●	cash flow requirements;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our credit facility are sufficient to service our Treatment and Services Segments’ obligations;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	audit by the Internal Revenue Services of our net operating losses;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated internally;
●	expect to receive certain delayed waste treatment shipments within the first nine months of 2017;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	benefits from the shut down of M&EC;
●	definitive agreement for PF Medical;
●	large business are more willing to team with small businesses in order to be part of these often substantial procurements;
●	permit and license requirements represent a potential barrier to entry for possible competitors;
●	process backlog during periods of low waste receipts,which historically has been in the first and fourth quarters;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	receipt of finite sinking funds by the end of the second quarter of 2017 and the approval we expect to receive;
●	release of PFNWR policy by Washington state regulators;
●	reduction in certain operating costs resulting from pending shut down of M&EC facility; and
●	disposal of our waste.

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
●

required governmental approvals to release the finite sinking funds are not obtained, or, if obtained, are not obtained in a timely manner to receive such funds by the end of the second quarter of 2017; and

●	Risk factors contained in Item 1A of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules

In accordance with the rules of Regulation S-X, schedules are not submitted because they are not applicable to or required by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Stockholders of

Perma-Fix Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 24, 2017

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2016	2015

ASSETS
Current assets:
Cash	$163	$1,435
Restricted cash	—	99
Accounts receivable, net of allowance for doubtful accounts of $272 and $1,474, respectively	8,705	9,673
Unbilled receivables - current	2,926	4,569
Inventories	370	377
Prepaid and other assets	2,358	3,929
Current assets related to discontinued operations	85	34
Total current assets	14,607	20,116

Property and equipment:
Buildings and land	22,544	20,209
Equipment	33,454	35,191
Vehicles	409	422
Leasehold improvements	11,626	11,626
Office furniture and equipment	1,738	1,755
Construction-in-progress	667	497
	70,438	69,700
Less accumulated depreciation	(53,323)	(49,707)
Net property and equipment	17,115	19,993

Property and equipment related to discontinued operations	81	531

Intangibles and other long term assets:
Permits	8,474	16,761
Other intangible assets - net	1,721	2,066
Accounts receivable - non-current	212	—
Unbilled receivables – non-current	216	707
Finite risk sinking fund	21,487	21,380
Other assets	1,154	1,359
Other assets related to discontinued operations	268	—
Total assets	$65,335	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2016	2015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,244	$6,109
Accrued expenses	4,094	4,341
Disposal/transportation accrual	1,390	1,107
Deferred revenue	2,691	2,631
Accrued closure costs - current	2,177	—
Current portion of long-term debt	1,184	1,481
Current portion of long-term debt - related party	—	950
Current liabilities related to discontinued operations	958	531
Total current liabilities	16,738	17,150

Accrued closure costs	5,138	5,301
Other long-term liabilities	931	867
Deferred tax liabilities	2,362	5,424
Long-term debt, less current portion	7,649	7,405
Long-term liabilities related to discontinued operations	361	1,064
Total long-term liabilities	16,441	20,061

Total liabilities	33,179	37,211

Commitments and Contingencies (Note 14)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $931 and $867, respectively (Note 8)	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,677,025 and 11,551,232 shares issued, respectively; 11,669,383 and 11,543,590 shares outstanding, respectively	11	11
Additional paid-in capital	106,048	105,556
Accumulated deficit	(74,213)	(60,808)
Accumulated other comprehensive loss	(162)	(117)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	31,596	44,554
Non-controlling interest	(725)	(137)
Total stockholders' equity	30,871	44,417

Total liabilities and stockholders' equity	$65,335	$82,913

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)	2016	2015

Net revenues	$51,219	$62,383
Cost of goods sold	44,135	48,032
Gross profit	7,084	14,351

Selling, general and administrative expenses	10,724	10,996
Research and development	2,046	2,302
Loss (gain) on disposal of property and equipment	2	(80)
Impairment loss on tangible assets	1,816	—
Impairment loss on intangible assets	8,288	—
(Loss) income from operations	(15,792)	1,133

Other income (expense):
Interest income	110	53
Interest expense	(489)	(489)
Interest expense-financing fees	(108)	(228)
Other	22	11
(Loss) income from continuing operations before taxes	(16,257)	480
Income tax (benefit) expense	(2,994)	543
Loss from continuing operations, net of taxes	(13,263)	(63)

Loss from discontinued operations, net of taxes (Note 9)	(730)	(1,864)
Net loss	(13,993)	(1,927)

Net loss attributable to non-controlling interest	(588)	(877)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(13,405)	$(1,050)

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$(1.09)	$.07
Discontinued operations	(.06)	(.16)
Net loss per common share	$(1.15)	$(.09)

Number of common shares used in computing net income (loss) per share:
Basic	11,608	11,516
Diluted	11,608	11,552

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,

(Amounts in Thousands)	2016	2015

Net loss	$(13,993)	$(1,927)
Other comprehensive loss:
Foreign currency translation adjustments	(45)	(128)
Total other comprehensive loss	(45)	(128)

Comprehensive loss	(14,038)	(2,055)
Comprehensive loss attributable to non-controlling interest	(588)	(877)
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(13,450)	$(1,178)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31,

(Amounts in Thousands, Except for Share Amounts)

	Common Stock		Additional	Common	Accumulated Other	Non-controlling		Total
	Shares	Amount	Paid-In Capital	Stock Held In Treasury	Comprehensive Loss	Interest in Subsidiary	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2014	11,476,485	$11	$104,541	$(88)	$11	$333	$(59,758)	$45,050
Net loss	—	—	—	—	—	(877)	(1,050)	(1,927)
Foreign currency translation	—	—	—	—	(128)	—	—	(128)
Issuance of stock - Perma-Fix Medical S.A., net of expenses of $29	—	—	631	—	—	407	—	1,038
Issuance of Common Stock upon exercise of options	3,423	—	10	—	—	—	—	10
Issuance of Common Stock for services	71,324	—	282	—	—	—	—	282
Stock-Based Compensation	—	—	92	—	—	—	—	92
Balance at December 31, 2015	11,551,232	$11	$105,556	$(88)	$(117)	$(137)	$(60,808)	$44,417
Net loss	—	—	—	—	—	(588)	(13,405)	(13,993)
Foreign currency translation	—	—	—	—	(45)	—	—	(45)
Issuance of Common Stock upon exercise of Warrants	70,000	—	156	—	—	—	—	156
Issuance of Common Stock for services	55,793	—	238	—	—	—	—	238
Stock-Based Compensation	—	—	98	—	—	—	—	98
Balance at December 31, 2016	11,677,025	$11	$106,048	$(88)	$(162)	$(725)	$(74,213)	$30,871

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Amounts in Thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(13,993)	$(1,927)
Less: loss on discontinued operations, net of taxes (Note 9)	(730)	(1,864)

Loss from continuing operations	(13,263)	(63)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	4,165	3,717
Amortization of debt issuance costs	173	221
Deferred tax (benefit) expense	(3,062)	418
Recovery of bad debt reserves	(314)	(433)
Loss (gain) on disposal of plant, property and equipment	2	(80)
Impairment loss on tangible assets	1,816	──
Impairment loss on intangible assets	8,288	──
Issuance of common stock for services	238	282
Stock-based compensation	98	92
Changes in operating assets and liabilities of continuing operations:
Restricted cash	35	──
Accounts receivable	1,070	(968)
Unbilled receivables	2,134	2,174
Prepaid expenses, inventories and other assets	2,870	41
Accounts payable, accrued expenses and unearned revenue	(3,187)	(3,657)
Cash provided by continuing operations	1,063	1,744
Cash used in discontinued operations	(959)	(2,862)
Cash provided by (used in) operating activities	104	(1,118)

Cash flows from investing activities:
Purchases of property and equipment	(436)	(623)
Proceeds from sale of property and equipment	44	127
Release of proceeds previously held in escrow from sale of SYA subsidiary in 2014	──	50
Payments to finite risk sinking fund	(107)	(46)
Cash used in investing activities of continuing operations	(499)	(492)
Proceeds from sale of property of discontinued operations	84	──
Cash used in investing activities	(415)	(492)

Cash flows from financing activities:
Borrowing on revolving credit	57,976	67,614
Repayments of revolving credit	(56,522)	(65,265)
Principal repayments of long term debt	(1,508)	(2,320)
Principal repayments of long term debt - related party	(1,000)	(1,500)
Payment of debt issuance costs	(122)	(40)
Proceeds from issuance of common stock upon exercise of warrants/options	156	10
Proceeds from stock subscription - Perma-Fix Medical S.A.	64	971
Cash used in financing activities of continuing operations	(956)	(530)

Effect of exchange rate changes on cash	(5)	(105)

Decrease in cash	(1,272)	(2,245)
Cash at beginning of period	1,435	3,680
Cash at end of period	$163	$1,435

Supplemental disclosure:
Interest paid	$424	$903
Income taxes paid	41	116
Proceeds from stock subscription for Perma-Fix Medical S.A. held in escrow	──	67

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

-	research and development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	On-site waste management services to commercial and governmental customers;
-	Technical services, which include:
o	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
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

MEDICAL SEGMENT, which includes: R&D of a new medical isotope production technology by our majority-owned Polish subsidiary, Perma-Fix Medical S.A. and its wholly-owned subsidiary Perma-Fix Medical Corporation (“PFM Corporation”) (together known as “PF Medical”). The Company’s Medical Segment has not generated any revenue as it has been primarily in the R&D stage. All costs incurred by the Medical Segment are reflected within R&D in the accompanying consolidated financial statements (see “Financial Position and Liquidity” below for further discussion of Medical Segment’s significant curtailment of its R&D activities during the latter part of 2016).

The Company’s continuing operations consist of Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”) (see “Note 3 – M&EC Facility” regarding the Company’s decision to shut down this facility by January 2018), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Safety & Ecology Corporation (“SEC”), Perma-Fix Environmental Services UK Limited (“PF UK Limited”), Perma-Fix of Canada, Inc. (“PF Canada”), and PF Medical (a majority-owned Polish subsidiary).

The Company’s discontinued operations (see Note 9) consist of all our subsidiaries included in our Industrial Segment which were divested in 2011 and prior, previously closed locations, and our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which is non-operational and is in closure status.

Financial Position and Liquidity

The Company’s 2016 financial results were negatively impacted by certain waste treatment shipments which we expected to receive but were delayed by certain governmental customers. Although the Company saw receipt of certain of these delayed shipments in the fourth quarter of 2016, the Company expects to receive the remaining delayed waste shipments within the first nine months of 2017. The Company’s 2016 financial results were also impacted by certain non-cash impairment losses, write-offs and accruals which were recorded during the second quarter of 2016 in connection with our decision to shut down one of our facilities by January 2018 (see “Note 3 – M&EC Facility”). However, with this pending shut down of the M&EC facility, the Company expects to benefit from reductions in certain operating costs. We are in the process of transitioning waste shipments and operational capabilities from our M&EC facility to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals.

The Company’s cash flow requirements during 2016 consisted of general working capital needs, scheduled payments on our debt obligations, remediation projects and planned capital expenditures and were financed primarily by our operations and credit facility availability. The Company continues to explore all sources of increasing revenue. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels, when necessary.

During 2016, our Medical Segment continued to commit resources to the R&D of the new medical isotope production technology in pursuing the necessary steps required for eventual submission of this technology for the U.S. Food and Drug Administration (“FDA”) and other regulatory approvals and commercialization of this technology. During the latter part of 2016, our Medical Segment ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not restart its full scale R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise. The Medical Segment has entered into a letter of intent (“LOI”) to raise capital, which is subject to the completion of a definitive agreement. Although the LOI has expired, the parties to the LOI are continuing to negotiate definitive agreements (see “Note 4 – PF Medical” for a further discussion of this proposed transaction). If the Medical Segment is unable to raise the necessary capital, the Medical Segment would be required to reduce, further delay or eliminate its R&D program.

The Company’s cash flow requirements for 2017 and into the first quarter of 2018 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, planned capital expenditures and closure spending requirements in connection with the pending shut down of our M&EC facility which we plan to fund from operations, our credit facility availability, and the finite risk sinking funds related to our PFNWR financial assurance policy which we expect to receive by the end of the second quarter of 2017 (see “Note 14 – Commitments and Contingencies” – “Insurance” for a discussion of the finite risk sinking funds).

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

Use of Estimates

When the Company prepares financial statements in conformity with accounting standards generally accepted in the United States of America (“US GAAP”), the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Notes 9, 12, 13 and 14 for estimates of discontinued operations and environmental liabilities, closure costs, income taxes and contingencies for details on significant estimates.

Restricted Cash

During the first quarter of 2016, all of the restricted cash previously held in escrow at December 31, 2015 was released. Such amount represented $35,000 held in escrow for our worker’s compensation policy with the remaining representing proceeds held in escrow resulting from stock subscription agreements executed in connection with the sale of common stock by PF Medical in 2014.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The Company regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected. This analysis excludes government related receivables due to our past successful experience in their collectability. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category, based on historical experience that allows us to calculate the total allowance required. Once the Company has exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off. The write off process involves approvals from senior management based on required approval thresholds.

The following table set forth the activity in the allowance for doubtful accounts for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Allowance for doubtful accounts-beginning of year	$1,474	$2,170
Net recovery of bad debt reserve	(314)	(433)
Write-off	(888)	(263)
Allowance for doubtful accounts-end of year	$272	$1,474

Retainage receivables represent amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. Our retainage receivable balances are all current. Retainage receivables of approximately $0 and $229,000 as of December 31, 2016 and 2015, respectively, are included in the accounts receivable balance on the Company’s Consolidated Balance Sheets in the respective periods.

Unbilled Receivables

Unbilled receivables are generated by differences between invoicing timing and our proportional performance based methodology used for revenue recognition purposes. As major processing and contract completion phases are completed and the costs are incurred, the Company recognizes the corresponding percentage of revenue. Within our Treatment Segment, the facilities experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons: partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after the facilities have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete. As the Company now has historical data to review the timing of these delays, the Company realizes that certain issues, including, but not limited to, delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months. However, our historical experience suggests that a significant portion of unbilled receivables are ultimately collectible with minimal concession on our part. The Company, therefore, segregates the unbilled receivables between current and long term.

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

Inventories

Inventories consist of treatment chemicals, saleable used oils, and certain supplies. Additionally, the Company has replacement parts in inventory, which are deemed critical to the operating equipment and may also have extended lead times should the part fail and need to be replaced. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

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

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

During the second quarter of 2016, the Company recorded approximately $1,816,000 in tangible asset impairment loss in connection with the Company’s decision to shut down the M&EC facility by January 2018 (see “Note 3 – M&EC Facility” for further information of this impairment).

Our depreciation expense totaled approximately $3,717,000 and $3,246,000 in 2016 and 2015, respectively.

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

During the second quarter of 2016, we fully impaired the permit value of our M&EC subsidiary (see “Note 3 – M&EC Facility” for further information of this impairment). We performed impairment testing of our remaining permits related to our Treatment reporting unit as of October 1, 2016 and determined there was no impairment. Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2015 resulted in no impairment charges for the year ended December 31, 2015.

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

Research and Development (“R&D”)

Operational innovation and technical know-how is very important to the success of our business. Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs and to develop new company service offerings. The Company conducts research internally and also through collaborations with other third parties. R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and new technology and are charged to expense when incurred in accordance with ASC Topic 730, “Research and Development.” The Company’s R&D expenses included approximately $1,489,000 and $2,114,000 for the years ended December 31, 2016 and 2015, respectively, incurred by our Medical Segment in the R&D of its medical isotope production technology.

Accrued Closure Costs and Asset Retirement Obligations (“ARO”)

Accrued closure costs represent our estimated environmental liability to clean up our facilities, as required by our permits, in the event of closure. ASC 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. ARO’s are included within buildings as part of property and equipment and are depreciated over the estimated useful life of the property. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense, which is included in cost of goods sold. Changes in costs resulting from changes or expansion at the facilities require adjustment to the ARO liability and are capitalized and charged as depreciation expense, in accordance with the Company’s depreciation policy.

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

ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets annually (see “Note 13 – Income Taxes” for further information of this assessment).

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

Concentration Risk

The Company performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly for others as a subcontractor to the federal government, representing approximately $27,354,000 or 53.4% of total revenue during 2016, as compared to $36,105,000 or 57.9% of total revenue during 2015.

Revenue generated by one of the customers (PSC Metal, Inc.) (non-government related and excluded from above) in the Services Segment accounted for approximately $9,763,000 or 19.1% of the total revenues generated for the twelve months ended December 31, 2016. Project work for this customer commenced in March 2016 and was completed in December 2016. Revenue generated by another customer (Prologis Teterboro, LLC) (non-government related and excluded from above) in the Services Segment accounted for $10,686,000 or 17.1% of the total revenues generated for the twelve months ended December 31, 2015. Project work for this customer was completed in December 2015.

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash with high quality financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States as well as with the significant amount of work that we perform for the federal government as discussed above.

The Company has two customers whose net outstanding receivable balance represented 10.1% and 20.8% of the Company’s total consolidated net accounts receivable at December 31, 2016. The Company had one customer whose net outstanding receivable balance represented 16.2% of the Company’s total consolidated net accounts receivable at December 31, 2015.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) are net income (loss) and the effects of foreign currency translation adjustments.

Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted income (loss) per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. Income (loss) per share is computed separately for each period presented.

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

Financial instruments include cash and restricted cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3).  Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. At December 31, 2016 and December 31, 2015, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit and term loan approximate its carrying value due to the variable interest rate.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. It is effective for annual reporting periods beginning after December 15, 2015 (including interim reporting periods), but early adoption is permitted. The Company adopted ASU 2015-03 retroactively in the first quarter of 2016. The adoption of ASU 2015-03 did not have a material impact to the Company’s results of operations, cash flows or financial position. The adoption of ASU 2015-03 resulted in a decrease in prepaid and other assets of approximately $152,000, a decrease in current portion of long-term debt of $27,000, and a decrease in long-term debt, less current portion of $125,000 for the previously reported balances as of December 31, 2015 in the accompanying Consolidated Balance Sheets.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for all entities for the first annual period ending after December 15, 2016. The adoption of ASU 2014-15 during the fourth quarter of 2016 did not have a material impact on our financial statements (see “Note 1 – Description of Business and Basis of Presentation” for discussion of the Company’s liquidity).

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 by the Company in the fourth quarter of 2016 did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The adoption of ASU 2015-11 did not have a material impact on our financial statements.

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," as amended, which will supersede nearly all existing revenue recognition guidance. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is permitted for ASU 2014-09, as amended, to the original effective date of period beginning after December 15, 2016 (including interim reporting periods within those periods). ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the early stages of evaluating these ASUs to determine the impact they will have on our financial statements. Also, the Company is currently still reviewing the transition method it will select upon adoption of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on our financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. Subsequently, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB Emerging Issues Task Force," which clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of these ASUs to have a material impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is still evaluating the potential impact of this ASU on its consolidated financial statements.

NOTE 3

M&EC FACILITY

During the second quarter of 2016, the Company’s M&EC subsidiary was notified by the lessor that the lease agreement under which M&EC currently operates its Oak Ridge, Tennessee facility would not be renewed at the end of the current lease term ending January 21, 2018. In light of this event and our strategic review of operations within our Treatment Segment, the Company is proceeding with a plan to close its M&EC facility located in Oak Ridge, Tennessee at the end of the lease term. Operations at the M&EC facility are continuing during the remaining term of the lease and the facility has begun the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, the Company has begun required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements. As a result of the Company’s decision to close its M&EC facility, the Company’s financial results were impacted by certain non-cash impairment losses, write-offs and accruals recorded during the second quarter of 2016 as described below.

The Company performs its annual intangible test as of October 1 of each year. As permitted by ASC 350, “Intangibles-Goodwill and Other,” when an impairment indicator arises during an interim reporting period, the Company may recognize its best estimates of that impairment loss. The Company performed a discounted cash flow analysis prepared as of June 30, 2016 for M&EC’s intangible assets (permits), utilizing our best estimates of projected future cash flows. Based on this analysis, the Company concluded that potential impairment existed and subsequently determined that the permit for our M&EC subsidiary was fully impaired as a result of the non-renewal of the lease, resulting in an intangible impairment loss of approximately $8,288,000.

M&EC is required to complete certain clean-up/maintenance activities at its Oak Ridge, Tennessee facility pursuant to its RCRA permit. The extent and cost of these activities are determined by federal/state mandate requirements. The Company performed an analysis and related estimate of the cost to complete the RCRA portion of these activities and based on this analysis, the Company recorded an additional $1,626,000 in closure liabilities with a corresponding increase to capitalized ARO costs, which is to be depreciated over the remaining term of the lease. The capitalized ARO costs is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheets.

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company also performed an updated financial valuation of M&EC’s long-lived tangible assets, inclusive of the capitalized asset retirement costs, for potential impairment. Based on our analysis using an undiscounted cash flows approach, the Company concluded that the carrying value of certain tangible assets (property and equipment) for M&EC was not recoverable and exceeded its fair value. Consequently, the Company recorded $1,816,000 in tangible asset impairment loss in the second quarter of 2016. The Company also reevaluated the estimated useful lives of the remaining tangible assets and as a result of this analysis, reduced the current estimated useful lives of these assets ranging from 2 to 28 years at June 30, 2016 to 1.6 years, the remaining term of the lease. Accordingly, the Company is depreciating the carrying value of M&EC’s remaining tangible assets of approximately $4,728,000 at June 30, 2016 over a period of approximately 1.6 years to the lease expiration date.

In the second quarter of 2016, the Company also wrote-off approximately $587,000 in fees previously incurred relating to emission performance testing certification requirement in order to meet state compliance mandate in connection with certain M&EC equipment which was impaired. Such amount had been previously included in “Prepaid and other assets” on the Consolidated Balance Sheets.

During the year ended December 31, 2016 and 2015, M&EC’s revenues were approximately $4,419,000 and $6,591,000, respectively.

NOTE4

PF MEDICAL

On July 24, 2015, PF Medical, the Company’s majority-owned Polish subsidiary, and Digirad Corporation, a Delaware corporation (“Digirad”), Nasdaq: DRAD, entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement”), (together, the “Digirad Agreements”). The Supplier Agreement became effective upon the completion of the Subscription Agreement. Pursuant to the terms of the Digirad Agreements, Digirad purchased, in a private placement, 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000, which was received on July 24, 2015. Legal expenses incurred for this offering totaled approximately $29,000. The 71,429 share investment made by Digirad constituted approximately 5.4% of the outstanding common shares of PF Medical. As a result of this transaction, the Company’s ownership interest in PF Medical diluted from approximately 64.0% to 60.5%. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and PF Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions.

On October 11, 2016, the Company and its Medical Segment entered into a letter of intent (“LOI”) with a private investor, subject to certain closing and other conditions, including, but not limited to, the execution of a definitive agreement, for the purchase of $10,000,000 of Preferred Shares in PFM Corporation at a price of $8.00 per share. The termination date of the LOI has since expired but the parties continue to negotiate definitive agreements with the following proposed terms, among other things, $5,000,000 to be invested by the investor at the initial closing and $5,000,000 to be invested at the second closing which is to occur within 120 days after the initial closing. Upon the initial closing, one half of the Preferred Shares will be issued to the investor and the remaining half of the Preferred Shares will be issued to the investor at the second closing. The Preferred Shares of PFM Corporation to be issued to the investor would be voting securities and, after completion of both closings, the investor will own approximately 48.6% of PFM Corporation’s issued and outstanding voting securities and Perma-Fix Medical S.A. will own the balance of PFM Corporation’s voting securities. At each closing, subject to certain terms and conditions, the investor would also receive a 48-month warrant to purchase up to 468,750 shares of PFM Corporation’s common stock at an exercise price of $9.00 for each share. In addition, at the initial closing, the Company would receive a 48 month warrant, subject to certain terms and conditions, to purchase up to 183,606 shares of PFM Corporation’s common stock at an exercise price of $14.00 per share. Further, the Company would be repaid $500,000 of the amounts owed to it by the Medical Segment within 30 days after the initial closing and the remaining balance (which stands at approximately $1,962,000 at December 31, 2016) within 120 days after the initial closing.

NOTE 5

PERMIT AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of permits. No permit exists at our Services and Medical Segment.

Permit (amount in thousands)	Treatment
Balance as of December 31, 2014	$16,709
PCB permit amortized (1)	(55)
Permit in progress	107
Balance as of December 31, 2015	16,761
PCB permit amortized (1)	(55)
Permit in progress	56
Permit impairment for M&EC subsidiary	(8,288)
Balance as of December 31, 2016	$8,474

(1) Amortization for the one definite-lived permit capitalized in 2009. This permit is being amortized over a ten year period in accordance with its estimated useful life. Net carrying value of this permit was approximately $117,000 and $172,000 as of December 31, 2016 and 2015, respectively.

The following table summarizes information relating to the Company’s definite-lived intangible assets:

				December 31, 2016			December 31, 2015
	Useful Lives (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles (amount in thousands)
Patent	3	-	17	$577	$(274)	$303	$539	$(203)	$336
Software		3		405	(383)	22	395	(364)	31
Customer relationships		12		3,370	(1,974)	1,396	3,370	(1,671)	1,699
Permit		10		545	(428)	117	545	(373)	172
Total				$4,897	$(3,059)	$1,838	$4,849	$(2,611)	$2,238

The intangible assets are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Year	Amount (In thousands)

2017	$372
2018	337
2019	254
2020	218
2021	198
$1,379

Amortization expense recorded for definite-lived intangible assets was approximately $448,000 and $471,000, for the years ended December 31, 2016 and 2015, respectively.

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

On April 28, 2010, the Company adopted the 2010 Stock Option Plan (“2010 Plan”), which was approved by our stockholders at the Company’s Annual Meeting of Stockholders on September 29, 2010. The 2010 Plan authorizes an aggregate grant of 200,000 Non-Qualified Stock Options (“NQSOs”) and Incentive Stock Options (“ISOs”) to officers and employees of the Company for the purchase of up to 200,000 shares of the Company’s Common Stock. The term of each stock option granted shall be fixed by the Compensation and Stock Option Committee (“Compensation Committee”), but no stock options will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date. The exercise price of any ISO granted under the 2010 Plan to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant. The exercise price of any NQSOs granted under the plan shall not be less than the fair market value of the shares at the time of grant.

No employees exercised options during 2016 and 2015. During 2015, the Company issued a total of 3,423 shares of our Common Stock upon exercise of 3,423 NQSOs by an outside director from the 2003 Plan, at an exercise price of $2.79 per share which resulted in total proceeds of approximately $10,000.

The summary of the Company’s total plans as of December 31, 2016 and 2015, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2016	218,200	$7.65
Granted	62,000	4.09
Exercised	─	─
Forfeited/expired	(33,000)	8.14
Options outstanding end of period (1)	247,200	$6.69	4.3	$20,940
Options exercisable at December 31, 2016(1)	181,867	$7.61	3.7	$20,940
Options vested and expected to be vested at December 31, 2016	239,750	$6.78	4.3	$20,940

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2015	239,023	$7.81
Granted	12,000	4.19
Exercised	(3,423)	2.79		$4,298
Forfeited/expired	(29,400)	8.13
Options outstanding end of period (1)	218,200	$7.65	4.8	$14,676
Options exercisable at December 31, 2015(1)	169,533	$8.47	4.5	$14,676
Options vested and expected to be vested at December 31, 2015	212,333	$7.72	4.8	$14,676

(1) Options with exercise prices ranging from $2.79 to $14.75

(2) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The summary of the Company’s nonvested options as of December 31, 2016 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options January 1, 2016	48,667	$2.87
Granted	62,000	2.19
Vested	(30,334)	2.87
Forfeited	(15,000)	2.88
Non-vested options at December 31, 2016	65,333	$2.23

Capital Stock Issued for Services

The Company issued a total of 55,793 and 71,324 shares of our Common Stock in 2016 and 2015, respectively, under our 2003 Plan to our outside directors as compensation for serving on our Board. As a member of the Board, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. The Company recorded approximately $233,000 and $269,000 in compensation expense for the twelve months ended December 31, 2016 and 2015, respectively, for the portion of director fees earned in the Company’s Common Stock.

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

Warrants and Capital Stock Issuance for Debt

As of December 31, 2016, the Company has no Warrant outstanding. On August 2, 2016, the Company issued an aggregate of 70,000 shares of the Company Common Stock resulting from the exercise of two Warrants, at an exercise price of $2.23, issued to two lenders in connection with a $3,000,000 loan dated August 2, 2013 received by the Company (See Note 10 – “Long-Term Debt – Promissory Note” for further information on the exercise of the Warrants and the loan).

Shares Reserved

At December 31, 2016, the Company has reserved approximately 247,200 shares of Common Stock for future issuance under all of the option arrangements.

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

On May 15, 2016, the Company granted 50,000 ISOs from the Company’s 2010 Stock Option Plan to our newly named Executive Vice President (“EVP”). The ISOs granted were for a contractual term of six years with one-third vesting annually over a three year period. The exercise price of the ISOs was $3.97 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

On July 28, 2016, the Company granted an aggregate of 12,000 NQSOs from the Company’s 2003 Plan to five of the seven re-elected directors at our Annual Meeting of Stockholders held on July 28, 2016. Two of the directors are not eligible to receive options under the 2003 Plan as they are employees of the Company or its subsidiaries. The NQSOs granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the NQSOs was $4.60 per share, which was equal to the Company’s closing stock price the day preceding the grant date, pursuant to the 2003 Plan.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during 2016 and 2015 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows (No options were granted to employees during 2015):

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

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for fiscal years 2016 and 2015.

	Year Ended
	2016	2015
Employee Stock Options	$53,000	$53,000
Director Stock Options	45,000	39,000
Total	$98,000	$92,000

As of December 31, 2016, the Company has approximately $74,000 of total unrecognized compensation cost related to unvested options, of which $43,000 is expected to be recognized in 2017, $30,000 in 2018, with the remaining $1,000 in 2019.

NOTE 7

INCOME (LOSS) PER SHARE

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted income (loss) per share:

	Twelve Months Ended December 31,
(Amounts in Thousands, Except for Per Share Amounts)	2016	2015
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
(Loss) income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(12,675)	$814
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(730)	(1,864)
Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(13,405)	$(1,050)

Basic loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1.15)	$(.09)

Diluted loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1.15)	$(.09)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,608	11,516
Add: dilutive effect of stock options	─	6
Add: dilutive effect of warrants	─	30
Diluted weighted average shares outstanding	11,608	11,552

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	150	183

NOTE 8

PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock

The Series B Preferred Stock of the Company’s subsidiary, M&EC, is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of the former stockholders of M&EC at any time for the per share price of $1.00. The holders of the Series B Preferred Stock will be entitled to receive when, as, and if declared by the Board of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which dividends are fully cumulative. M&EC has not paid any of the cumulative dividends since the Series B Preferred Stock was issued. M&EC has been accruing dividends for the Series B Preferred Stock issued July 2002, and have accrued a total of approximately $931,000 of unpaid cumulative dividends since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2016 and is included in other long term liabilities in the accompanying Consolidated Balance Sheets.

NOTE 9

DISCONTINUED OPERATIONS

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which is currently undergoing closure, subject to regulatory approval.

The following table presents the major class of assets of discontinued operations as of December 31, 2016 and 2015. On May 2, 2016, Perma-Fix of Michigan, Inc. (“PFMI” – a closed location) entered into an Agreement for the sale of the property (which was held for sale as of December 31, 2015) for a price of $450,000. The Agreement provides for a down payment of approximately $75,000. After certain closing and settlement costs, PFMI received approximately $46,000. The Agreement also provides for, among other things, the balance of the purchase price of $375,000 to be paid by the buyer in 60 equal monthly installments of approximately $7,250, with the first payment due June 15, 2016. As of December 31, 2016, receivables related to this transaction totaled approximately $337,000, of which approximately $69,000 is included in “Current assets related to discontinued operations” and approximately $268,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets. No assets and liabilities are held for sale as of December 31, 2016.

(Amounts in Thousands)	December 31, 2016	December 31, 2015
Current assets
Other assets	$85	$34
Total current assets	85	34
Long-term assets
Property, plant and equipment, net (1)	81	531
Other assets	268	—
Total long-term assets	349	531
Total assets	$434	$565
Current liabilities
Accounts payable	$13	$85
Accrued expenses and other liabilities	268	437
Environmental liabilities	677	9
Total current liabilities	958	531
Long-term liabilities
Closure liabilities	113	173
Environmental liabilities	248	891
Total long-term liabilities	361	1,064
Total liabilities	$1,319	$1,595

(1) net of accumulated depreciation of $10,000 for each period presented.

The following table summarizes the results of discontinued operations for the years ended December 31, 2016 and 2015.

	For The Year Ended December 31,
Amount in Thousands	2016	2015

Interest expense	$—	$(401)
Operating loss from discontinued operations	(730)	(1,915)
Income tax benefit	—	(51)
Loss from discontinued operations	(730)	(1,864)

Our loss for the twelve months ended December 31, 2015 included a penalty in the amount of approximately $201,000 recorded for PFSG in connection with a Consent Order from the Georgia Department of Natural Resources Environmental Protection Division and an asset impairment charge of $150,000 recorded for PFMI in connection with the sale of property as discussed above. In addition, our net loss for the twelve months ended December 31, 2015 included $407,000 in expenses (with $400,000 recorded as interest expenses) recorded in the fourth quarter of 2015 in connection with an arbitration award that PFSG was required to pay to a contractor hired to perform emergency response services at our PFSG subsidiary resulting from the fire which occurred at the facility in 2013. Remaining losses for the periods discussed above were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations.

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

At December 31, 2016, we had total accrued environmental remediation liabilities of $925,000, of which $677,000 are recorded as a current liability, an increase of $25,000 from the December 31, 2015 balance of $900,000. The net increase of $25,000 represents payments on remediation projects at PFSG and an increase to the reserve of approximately $66,000 at PFD due to reassessment of the remediation reserve.

The current and long-term accrued environmental liability at December 31, 2016 is summarized as follows (in thousands).

	Current Accrual	Long-term Accrual	Total
PFD	$75	$60	$135
PFM	—	15	15
PFSG	602	173	775
Total liability	$677	$248	$925

NOTE 10

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2016 and December 31, 2015:

(Amounts in Thousands)	December 31, 2016		December 31, 2015
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due March 24, 2021. Effective interest rate for 2016 and 2015 was 3.9% and 4.0%, respectively. (1) (2)	$3,803		$2,349
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $102, balance due on March 24, 2021. Effective interest rate for 2016 and 2015 was 3.8% and 3.7%, respectively. (1) (2)	5,030	(5)	6,514	(5)
Promissory Note dated August 2, 2013, payable in twelve monthly installments of interest only, starting September 1, 2013 followed with twenty-four monthly installments of $125 in principal plus accrued interest (at annual rate of 2.99%). Note paid in full in August 2016. (3) (4)	─		950	(4)
Capital lease (interest at rate of 6.0%)	─		23
Total debt	8,833		9,836
Less current portion of long-term debt	1,184		2,431
Long-term debt	$7,649		$7,405

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2) See below “Revolving Credit and Term Loan Agreement” for monthly payment interest options. Prior to April 1, 2016, the monthly installment payment under the term loan was approximately $190,000.

(3) Uncollateralized note.

(4) Net of debt discount of ($50,000) at December 31, 2015. See “Promissory Notes” below for additional information.

(5) Net of debt issuance costs of ($151,000) and ($152,000) at December 31, 2016 and December 31, 2015, respectively.

Revolving Credit and Term Loan Agreement

The Company is subject to an Amended and Restated Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended prior to the March 24, 2016 amendment discussed below (“Amended Loan Agreement”), provided the Company with the following credit facility: (a) up to $12,000,000 revolving line of credit (“revolving credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“term loan”) of $16,000,000, which required monthly installments of approximately $190,000 (based on a seven-year amortization).

Under the Amended Loan Agreement, the Company had the option of paying an annual rate of interest due on the revolving credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%.

On March 24, 2016, the Company entered into an amendment to the Amended Loan Agreement with PNC which provided, among other things, the following (the amendment, together with the Amended Loan Agreement is collectively the “Revised Loan Agreement”):

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

●

released $1,000,000 of the $1,500,000 borrowing availability restriction that the lender had previously placed on the Company in connection with the insurance settlement proceeds received in 2014 by our PFSG facility. The Company’s lender had authorized the Company to use such proceeds for working capital purposes but had placed an indefinite reduction on our borrowing availability of $1,500,000;

●

revised the interest payment options to paying an annual rate of interest due on the revolving credit at prime plus 1.75% or LIBOR plus 2.75% and the term loan at prime (3.75% at December 31, 2016) plus 2.25% or LIBOR plus 3.25%; and

●	revised our annual capital spending maximum limit from $6,000,000 to $3,000,000.

In connection with the March 24, 2016 amendment, the Company paid PNC total closing fees of approximately $72,000. As a result of the March 24, 2016 amendment, the Company recorded approximately $68,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments,” which was included in interest expense in the accompanying Consolidated Statements of Operations.

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

The Company’s credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company failed to meet its minimum quarterly fixed charge coverage ratio (“FCCR”) requirement of 1.15:1 in the first quarter of 2016. On May 23, 2016, the Company’s lender waived this non-compliance. In connection with this waiver, the Company paid PNC a fee of $5,000 which was included in selling, general and administrative expenses. The Company met its financial covenant requirements in the second quarter of 2016 except for its quarterly FCCR requirement. On August 22, 2016, the Company entered into an amendment to its Revised Loan Agreement with its lender which waived the Company’s non-compliance with its minimum quarterly FCCR for the second quarter of 2016. In addition, the amendment revised the methodology to be used in calculating the FCCR in the third quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017. This amendment also revised the Company’s minimum Tangible Adjusted Net Worth requirement (as defined in the Revised Loan Agreement) from $30,000,000 to $26,000,000. In connection with the amendment, the Company paid PNC a fee of $25,000, which is being amortized over the remaining term of the loan as interest expense – financing fees. The Company failed to meet its FCCR in the third quarter of 2016. On November 17, 2016, the Company entered into another amendment to its Revised Loan Agreement with its lender. This amendment included the following:

●	waived the Company’s non-compliance with its minimum quarterly FCCR for the third quarter of 2016;
●

further revised the methodology to be used in calculating the FCCR as follows (with continued requirement to maintain a minimum 1:15:1 ratio in each of the quarters): FCCR for the fourth quarter of 2016 is to be calculated using the financial results for the three month period ending December 31, 2016; FCCR for first quarter of 2017 is to be calculated using financial results for the six month period ending March 31, 2017; FCCR for second quarter of 2017 is to be calculated using the financial results for the nine month period ending June 30, 2017; and FCCR for the third quarter of 2017 and each fiscal quarter thereafter is to be calculated using the financial results for a trailing twelve month period basis;

●

placed an immediate additional restriction on the Company’s borrowing availability of $750,000, in addition to the restriction on our borrowing availability of $500,000 which had been previously placed by our lender; and

●

revised the interest payment options to paying an annual rate of interest due on the revolving credit at prime plus 2% or LIBOR plus 3% and the term loan at Prime plus 2.5% or LIBOR plus 3.5%. Such interest payment option will automatically revert back to interest payment options as revised on the March 24, 2016 amendment (see the March 24, 2016 amendment the Company entered into with PNC above) if the Company is able to attain minimally a FCCR of 1:15:1, as calculated using a trailing twelve month period, subsequent to any quarters after the third quarter of 2016.

As of December 31, 2016, the availability under our revolving credit was $1,748,000, based on our eligible receivables and includes the remaining indefinite reduction of borrowing availability of $1,250,000 as discussed above.

Pursuant to the amendment dated November 17, 2016 as discussed above, the Company’s lender also established a “Condition Subsequent” which requires the Company to receive restricted cash from a finite risk sinking fund in connection with our PFNWR closure policy. Immediately upon the receipt of funds, the Company’s lender is to immediately place another $750,000 restriction on the Company’s borrowing availability resulting in a total of $2,000,000 restriction on the Company’s borrowing availability (see “Note 14 – Commitments and Contingencies” – “Insurance” for further information of the PFNWR closure policy and the pending receipt of the related sinking fund).

All other terms of the Revised Loan Agreement remain principally unchanged. In connection with this amendment, the Company paid its lender a fee of $25,000, which is being amortized over the remaining term of the loan as interest expense-financing fees.

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

The following table details the amount of the maturities of long-term debt maturing in future years as of December 31, 2016 of our continuing operations (excludes debt issuance costs).

Year ending December 31:
(In thousands)
2017	$1,219
2018	1,219
2019	1,219
2020	1,219
2021	4,108
Total	$8,984

NOTE 11

ACCRUED EXPENSES

Accrued expenses at December 31, include the following (in thousands):

	2016	2015
Salaries and employee benefits	$2,695	$2,822
Accrued sales, property and other tax	265	202
Interest payable	6	9
Insurance payable	675	833
Other	453	475
Total accrued expenses	$4,094	$4,341

The Company had an individual Management Incentive Plan (“MIP”) for each of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) (who retired from the position of COO effective September 30, 2016 and remained a part-time employee through December 31, 2016, at which time the COO retired from the Company), which awarded cash compensation based on achievement of certain performance targets for fiscal year 2015. A total of approximately $214,000 (included in “salaries and employee benefits”) was accrued under the three MIPs for 2015 and was paid by the end of the third quarter of 2016. No performance incentive payments were earned and accrued under any of the MIPs for 2016.

NOTE 12

ACCRUED CLOSURE COSTS AND ARO

Accrued closure costs represent our estimated environmental liability to clean up our fixed-based regulated facilities as required by our permits, in the event of closure. Changes to reported closure liabilities for the years ended December 31, 2016 and 2015, were as follows:

Amounts in thousands
Balance as of December 31, 2014	$5,508
Accretion expense	299
Payments	(331)
Adjustment to closure liability	(175)
Balance as of December 31, 2015	5,301
Accretion expense	374
Payments	(693)
Adjustment to closure liability	2,333
Balance as of December 31, 2016	$7,315

As a result of the Company’s decision to close the M&EC subsidiary by January 2018, the Company recorded an additional $1,626,000 in closure liabilities during the second quarter of 2016 due to a change in estimated closure costs (see “Note 3 – M&EC Facility” for further information of this additional closure liability). The Company also increased the closure liabilities for its PFNWR facility in the amount of approximately $707,000 resulting from a change in estimated closure costs. In 2016, the Company had spendings of approximately $283,000 and $410,000 in closure related activities for the M&EC and PFNWR subsidiaries, respectively. The spendings at PFNWR facility were made in connection with the closure of certain processing unit/equipment.

As of December 31, 2016, total accrued closure liabilities for our M&EC subsidiary totaled approximately $3,058,000 of which $2,177,000 are recorded as current liabilities.

The decreases in closure liabilities in 2015 included approximately $331,000 of costs incurred in connection with the closure of processing unit/equipment at our PFNWR facility and a reduction of approximately $175,000 in closure liabilities at our PFNWR facility resulting from a change in estimated closure costs.

The reported closure asset or ARO, is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheet for the years ended December 31, 2016 and 2015 as follows:

Amounts in thousands
Balance as of December 31, 2014	$2,870
Amortization of closure and post-closure asset	(152)
Adjustment to closure and post-closure asset	(143)
Balance as of December 31, 2015	2,575
Amortization of closure and post-closure asset	(760)
Adjustment to closure and post-closure asset	2,333
Balance as of December 31, 2016	$4,148

The adjustment to the ARO for 2016 was due to the adjustment made to our closure liability as discussed above.

NOTE 13

INCOME TAXES

The components of current and deferred federal and state income tax (benefit) expense for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2016	2015
Federal income tax expense - current	$9	$116
Federal income tax (benefit) expense - deferred	(2,657)	142
State income tax expense - current	59	9
State income tax (benefit) expense - deferred	(405)	276
Total income tax (benefit) expense	$(2,994)	$543

We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating losses	$7,288	$4,566
Environmental and closure reserves	3,189	2,497
Other	2,285	2,800
Deferred tax liabilities:
Depreciation and amortization	(162)	(1,130)
Goodwill and indefinite lived intangible assets	(2,362)	(5,443)
Prepaid expenses	(72)	(122)
	10,166	3,168
Valuation allowance	(12,528)	(8,592)
Net deferred income tax liabilities	(2,362)	(5,424)

An overall reconciliation between the expected tax (benefit) expense using the federal statutory rate of 34% and the (benefit) expense for income taxes from continuing operations as reported in the accompanying Consolidated Statement of Operations is provided below (in thousands).

	2016	2015
Tax (benefit) expense at statutory rate	$(5,527)	$166
State tax benefit, net of federal benefit	(785)	(93)
Change in deferred tax rates	(82)	208
Permanent items	119	84
Difference in foreign rate	98	40
Change in deferred tax liabilities	(260)	206
Other	(241)	(124)
Increase in valuation allowance	3,684	56
Income tax (benefit) expense	$(2,994)	$543

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes.” Deferred income tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized. In 2016 and 2015, we determined that it was more likely than not that approximately $12,528,000 and $8,592,000, respectively, of deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets. Our valuation allowance increased by $3,684,000 and $56,000 for the years ended December 31, 2016 and 2015, respectively.

We have estimated net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $10,372,000 and $65,658,000, respectively, as of December 31, 2016. The estimated consoliated federal and state NOLs include approximately $3,259,000 and $4,179,000, respectively, of our majority-owned subsidiary, PF Medical, which is not part of our consolidated group for tax purposes. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2021. However, as a result of various stock offerings and certain acquisitions, which in the aggregate constitute a change in control, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

The tax years 2013 through 2015 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

No uncertain tax positions were identified by the Company for the years currently open under statute of limitations, including 2015 and 2016.

As of December 31, 2016 and 2015, the Company had approximately $0 and $32,000 of federal income tax payable, respectively.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were made by 2012. During the fourth quarter of 2016, the Company’s DSSI subsidiary recalculated the state mandated closure obligation requirement resulting in a reduction in the financial requirement of approximately $9,711,000. As of December 31, 2016, our financial assurance coverage amount under this policy totaled approximately $29,163,000. The Company has recorded $15,546,000 and $15,460,000 in sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively, which includes interest earned of $1,075,000 and $989,000 on the sinking fund as of December 31, 2016 and 2015, respectively. Interest income for the twelve months ended December 31, 2016 and 2015 was approximately $86,000 and $31,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR (“PFNWR policy”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. As of December 31, 2016, our financial assurance coverage amount under this policy totaled approximately $7,973,000. The Company has recorded $5,941,000 and $5,920,000 in our sinking fund related to this policy in other long term assets on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively, which includes interest earned of $241,000 and $220,000 on the sinking fund as of December 31, 2016 and 2015, respectively. Interest income for the twelve months ended December 31, 2016 and 2015 was approximately $21,000 and $15,000, respectively. This policy is renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance. The Company has renewed this policy annually from 2011 to 2016 (with fees ranging from $41,000 to $46,000 annually). All other terms of the policy remain substantially unchanged.

During the latter part of 2016, the Company initiated a plan to secure other options in providing financial assurance coverage for our PFNWR facility, including acquiring a separate bonding mechanism, which would enable the Company to cancel the PFNWR policy, thereby allowing for the release of the sinking fund securing the PFNWR policy as discussed above. The Company is currently waiting for final approval on the release of the PFNWR policy from Washington state regulators. Once the Company obtains this release, the Company will cancel the PFNWR policy with AIG which would result in the release of the $5,941,000 in sinking fund securing the PFNWR back to the Company. The new bonding mechanism in the amount of approximately $7,000,000 (“new bond”) which is to provide financial assurance for the PFNWR facility will require approximately $2,500,000 in collateral and will be provided for by the $5,941,000 in sinking fund to be released by AIG. The Company expects this transaction to be completed by the end of the second quarter of 2017. After the release of the $5,941,000 in finite sinking fund by AIG and payment of the required collateral for the new bond, the Company expects to receive the approximately remaining $3,441,000 in finite sinking funds which will be used to pay down our revolving credit.

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of December 31, 2016, the total amount of these bonds and letters of credit outstanding was approximately $1,514,000, of which the majority of the amount relates to various bonding requirements.

Operating Leases

The Company leases certain facilities and equipment under operating leases. The following table lists future minimum rental payments as of December 31, 2016 under these leases for our continuing operations (in thousands):

Year ending December 31:
2017	700
2018	178
beyond 2018	―
Total	$878

Total rent expense was $1,027,000 and $976,000 for the years ended 2016 and 2015, respectively, for our continuing operations. These amounts included payments on non-cancelable operating leases of approximately $735,000 and $659,000 for the years ended 2016 and 2015, respectively. The remaining rent expense was for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 15

PROFIT SHARING PLAN

The Company adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, April 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions of 25% based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2016 and 2015, the Company contributed approximately $307,000 and $303,000 in 401(k) matching funds, respectively.

NOTE 16

RELATED PARTY TRANSACTIONS

Related Party Transactions

Mr. David Centofanti

Mr. David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $168,000 for each of the years 2016 and 2015. Mr. David Centofanti is the son of our CEO, President and a Board member, Dr. Louis F. Centofanti.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to the Company’s Board and is also a member of the Supervisory Board of PF Medical, a majority-owned Polish subsidiary of the Company. Mr. Ferguson previously served as a Board member of the Company from June 2007 to February 2010 and again from August 2011 to September 2012. As an advisor to the Company’s Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $59,000 and $58,000 for the years ended December 31, 2016 and 2015, respectively. On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 (which was paid off by the Company in August 2016) pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”) (see further details and terms of this Loan in “Note 10 – Long Term Debt – Promissory Note”).

Mr. John Climaco

On June 2, 2015, Mr. Climaco, a current member of the Company’s Board, was elected as the EVP of PF Medical. As EVP of PF Medical, Mr. Climaco receives an annual salary of $150,000 and is not eligible to receive compensation for serving on the Company’s Board.

Mr. Climaco previously had a consulting agreement with the Company effective September 2014 (approved by the Board with Mr. Climaco abstaining) to perform certain consulting functions for the Company as determined by the Board, including review of operating and accounting functions, strategic opportunity and other initiatives, and the development of the Company’s medical isotope production technology. The consulting agreement was terminated effective June 2, 2015 upon Mr. Climaco’s election as EVP of PF Medical. Mr. Climaco was paid $22,000 per month under the consulting agreement and received approximately $117,000 in 2015 for his services under the consulting agreement.

Mr. Climaco is also a Director of Digirad Corporation. On July 24, 2015, PF Medical and Digirad entered into a multi-year Tc-99m Supplier Agreement and a Subscription Agreement (see further details of these agreements in “Note 4 – PF Medical”)..

Employment Agreements

The Company has employment agreements (each dated July 10, 2014 and effective for three years) with each of Dr. Centofanti (our President and CEO) and Ben Naccarato (our CFO). Each employment agreement provides for annual base salaries, bonuses (including MIPs as approved by our Board and Compensation Committee), and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the employment agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, each of the employment agreements provide that in the event of a change in control (as defined in the employment agreements), all outstanding stock options to purchase the Company’s Common Stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable. Mr. John Lash, our previous COO who retired from the position effective September 30, 2016 and who remained as a part-time employee of the Company through December 31, 2016, also had an employment agreement dated July 10, 2014 with substantially the same provisions as described above. Upon Mr. Lash’s resignation as COO effective September 30, 2016, his employment agreement also terminated. No amount was payable under Mr. Lash’s employment agreement upon his resignation as COO. (See “Note 18 – Subsequent Events – Employment Agreement and MIPs” for a discussion of the Employment Agreement with the Company’s EVP/COO and the Company’s MIPs with its CEO, EVP/COO, and CFO).

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

We currently have three reporting segments, which include Treatment and Services Segments, which are based on a service offering approach; and Medical, whose primary purpose at this time is the R&D of a new medical isotope production technology. The Medical Segment has not generated any revenues and all costs incurred are reflected within R&D in the accompanying Consolidated Statements of Operations. Our reporting segments exclude our corporate headquarter and our discontinued operations (see “Note 9 – Discontinued Operations”) which do not generate revenues.

The table below shows certain financial information of our reporting segments for 2016 and 2015 (in thousands).

Segment Reporting as of and for the year ended December 31, 2016

	Treatment		Services	Medical	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$32,253		$18,966	—	$51,219 (3)	$—	$51,219
Intercompany revenues	40		28	—	68	—	—
Gross profit	4,015		3,069	—	7,084	—	7,084
Research and development	504		38	1,489	2,031	15	2,046
Interest income	3		—	—	3	107	110
Interest expense	(29)		(2)	—	(31)	(458)	(489)
Interest expense-financing fees	—		—	—	—	(108)	(108)
Depreciation and amortization	3,451		632	—	4,083	82	4,165
Segment (loss) income before income taxes	(10,119	) (6)	744	(1,489)	(10,864)	(5,393)	(16,257)
Income tax (benefit) expense	(3,013	) (6)	—	—	(3,013)	19	(2,994)
Segment (loss) income	(7,106)		744	(1,489)	(7,851)	(5,412)	(13,263)
Segment assets(1)	32,482		8,105	382	40,969	24,366 (4)	65,335
Expenditures for segment assets	418		17	1	436	—	436
Total debt	—		—	—	—	8,833 (5)	8,833

Segment Reporting as of and for the year ended December 31, 2015

	Treatment	Services	Medical	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$41,318	$21,065	—	$62,383 (3)	$—	$62,383
Intercompany revenues	113	25	—	138	—	—
Gross profit	10,910	3,441	—	14,351	—	14,351
Research and development	179	—	2,114	2,293	9	2,302
Interest income	6	—	—	6	47	53
Interest expense	(38)	—	—	(38)	(451)	(489)
Interest expense-financing fees	(2)	—	—	(2)	(226)	(228)
Depreciation and amortization	2,949	725	—	3,674	43	3,717
Segment income (loss) before income taxes	7,101	1,178	(2,114)	6,165	(5,685)	480
Income tax expense	538	—	—	538	5	543
Segment income (loss)	6,563	1,178	(2,114)	5,627	(5,690)	(63)
Segment assets(1)	46,307	9,481	1,793	57,581	25,332 (4)	82,913
Expenditures for segment assets	579	33	—	612	11	623
Total debt	23	—	—	23	9,813 (5)	9,836

(1)   Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The Company performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly for others as a subcontractor to the federal government, representing approximately $27,354,000 or 53.4% of total revenue from continuing operations during 2016 and $36,105,000 or 57.9% of total revenue from continuing operations during 2015. The following reflects such revenue generated by our two segments:

	2016	2015
Treatment	$21,434,000	$30,130,000
Services	5,920,000	5,975,000
Total	$27,354,000	$36,105,000

(4)	Amount includes assets from our discontinued operations of $434,000 and $565,000, as of December 31, 2016 and 2015, respectively.

(5)

Net of debt discount of ($0) and ($50,000) for 2016 and 2015, respectively, and net of debt issuance costs of ($151,000) and ($152,000) for 2016 and 2015, respectively (see “Note 10 – “Long-Term Debt” for additional information).

(6)

Amounts include tangible and intangible asset impairment losses of $1,816,000 and $8,288,000, respectively for the Company’s M&EC subsidiary recorded in the second quarter of 2016 (see “Note 3 – M&EC Facility”). Also includes a tax benefit of approximately $3,203,000 recorded resulting from the intangible impairment loss recorded for our M&EC subsidiary.

NOTE 18

SUBSEQUENT EVENTS

Employment Agreement and MIPs

On January 19, 2017, the Company entered into an employment agreement (the “EVP/COO Employment Agreement”) with Mr. Mark Duff, EVP/COO. Upon Mr. Lash’s retirement as COO effective September 30, 2016, Mr. Duff assumed the additional position of COO and continues his position as EVP of the Company. The EVP/COO Employment Agreement is effective June 11, 2016 (Mr. Duff’s effective date of employment as EVP) and has a term of three years. Pursuant to the EVP/COO Employment Agreement, Mr. Duff will continue to serve as the Company’s EVP/COO, with an annual base salary of $267,000. The EVP/COO Employment Agreement also provides substantially the same provisions as the employment agreements described for the CEO and CFO (see “Note 16 – Related Party Transactions – Employment Agreements” for these provisions).

On January 19, 2017, the Board and Compensation Committee approved individual MIPs for the CEO, EVP/COO, and CFO. The MIPs are effective January 1, 2017. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 5% to 100% of the 2017 base salary for the CEO ($13,962 to $279,248), 5% to 100% of the 2017 base salary for the EVP/COO ($13,350 to $267,000), and 5% to 100% of the 2017 base salary for the CFO ($11,033 to $220,667).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent acts. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed, can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of our CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Since the Company is not a large accelerated filer or an accelerated filer, management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date of this Report, information concerning our Board of Directors (“Board”):

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	73	Director; President and Chief Executive Officer (“CEO”); Supervisory Board Member, Perma-Fix Medical S.A.
Mr. John M. Climaco	48	Director; Executive Vice President, Perma-Fix Medical S.A.
Mr. Robert Cochran (1)	63	Director
Dr. Gary Kugler	76	Director
Honorable Joe R. Reeder	69	Director
Mr. Larry M. Shelton	63	Chairman of the Board
Mr. Mark A. Zwecker	66	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1) Mr. Robert Cochran was appointed by the Board as a director effective January 13, 2017 to fill the vacancy left by Mr. Jack Lahav, who retired from the Board effective October 27, 2016. Mr. Lahav’s decision to retire was based on personal reasons and was not as a result of any disagreement with the Company or due to any matter relating to the Company’s operations, policies or practices.

Director Information

Our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person's service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Dr. Louis F. Centofanti

Dr. Centofanti is currently the Company’s President and CEO, positions he has held since March 1996 and also from February 1991 to September 1995. Dr. Centofanti served as Chairman of our Board from the Company’s inception in February 1991 until December 16, 2014, at which time Mr. Larry M. Shelton, an independent member of our Board, was appointed Chairman. Dr. Centofanti continues to serve as a member of our Board. In January 2015, Dr. Centofanti was appointed by the U.S Secretary of Commerce Penny Prizker to serve on the U.S. Department of Commerce’s Civil Nuclear Trade Advisory Committee (“CINTAC”). The CINTAC is composed of industry representatives from the civil nuclear industry and meets periodically throughout the year to discuss the critical trade issues facing the U.S. civil nuclear sector. Effective June 2, 2015, Dr. Centofanti was elected to the Supervisory Board of PF Medical, a majority-owned Polish subsidiary of the Company involved in the research and development (“R&D”) of a new medical isotope production technology. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President (“SVP”) of USPCI, Inc., a large, publicly-held hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981, he founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB contaminated oil. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

As founder of Perma-Fix and PPM, Inc., and as a senior executive at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company. In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear business. Dr. Centofanti’s comprehensive understanding of the Company’s operations and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions Dr. Centofanti to optimize our role in this competitive, evolving market, and led the Board to conclude that he should serve as a director.

John M. Climaco

Mr. Climaco has been a director of the Company since October 2013. Effective June 2, 2015, Mr. Climaco was named the Executive Vice President (“EVP”) of PF Medical. From 2012 through 2015, Mr. Climaco served as an independent consultant to a variety of healthcare and medical technology companies. Since June 2015, Mr. Climaco has served as a board member for Essex Rental Corporation, a Nasdaq-listed heavy-lifting-equipment rental and leasing company that provides various types of cranes, other lifting equipment, and product support used in a wide array of construction projects and whose securities are traded over-the-counter. Mr. Climaco has also served as a board member since 2012 for Digirad Corporation, a NASDAQ-listed company that manufactures cameras for nuclear imaging applications and provides for in-office nuclear cardiology imaging (see “Certain Relationships and Related Transactions, and Director Independence” for a discussion of Mr. Climaco’s employment with PF Medical and a transaction between PF Medical and Digirad Corporation). Mr. Climaco has previously served as a board member for PDI, Inc., a Nasdaq-listed provider of outsourced commercial services to pharmaceutical, biotechnology, and healthcare companies. He has also served as a board member for InfuSystem Holdings, Inc., a NASDAQ-listed company that is a leading supplier of infusion services to oncologists and other out-patient treatment settings. From 2003 to 2012, Mr. Climaco served as president and chief executive officer, as well as a director, of Axial Biotech, Inc., a privately-held, venture-backed molecular diagnostics company specializing in spine disorders, which he cofounded in 2003. From 2001 to 2007, he practiced law for the firm of Fabian and Clendenin, specializing in corporate and tax legal strategies for diverse clients across the U.S. and Europe, as well as joint venture, corporate and securities transactions. Mr. Climaco earned his B.A. in Philosophy from Middlebury College and holds a J.D. from the University of California Hasting College of the Law.

Mr. Climaco’s extensive legal and operational experience, including strategic planning and business development, provides valuable insight to the Company’s immediate and future growth in our industry, and led the Board to conclude that he should serve as a director.

Robert Cochran

Since November 2015, Mr. Cochran has been President and CEO of CTG, LLC, a company that provides strategic business development support, as well as acquisitions and business/management restructuring activity support. Since April 2012, Mr. Cochran has been a director of Longenecker & Associates, Inc., a privately held consulting firm that provides highly specialized, fast-response technical-management support to nuclear and environmental industries. From March 2012 to November 2015, Mr. Cochran served as President and Officer Director of CB&I Federal Services, LLC (a subsidiary of Chicago Bridge & Iron Company, NYSE: CBI), which provides mission-critical services primarily to the U.S. federal government. From 2006 to 2011, Mr. Cochran served as President of B&W Technical Service Group, Inc., an operating group of The Babcock & Wilcox Company (NYSE: BW), which provides support to government and commercial clients, including management and operation of complex high-consequence nuclear facilities, nuclear material processing and manufacturing, classified component manufacturing, engineering, procurement and construction of major capital projects, nuclear safeguards and security, environmental cleanup and remediation, and nuclear-facility deactivation. From 2007 to 2011, Mr. Cochran served as Chairman of the Board of Pantex LLC and B&W Y-12, where he had direct responsibility for the performance and operations associated with nuclear weapons production enterprise. Before joining The Babcock & Wilcox Company, Mr. Cochran worked for more than 20 years in operations and development within the engineering, construction, facilities management and operations, environmental technology, and remediation industries. This experience includes serving as President and CEO of MAGma LLC, a privately-held company that provided management and operational restructuring, strategic development, and acquisition/divestiture services to the public utility, engineering and construction, and Department of Energy business sectors. Additionally, as its SVP, Mr. Cochran led Tyco Infrastructure’s development and delivery of services, opening new markets and service areas valued at more than $1 billion. Mr. Cochran received an executive M.B.A. from the University of Richmond’s Robins School of Business and a B.S. from James Madison University.

Mr. Cochran has extensive career in solving and overseeing solutions to complex issues involving both domestic and international concerns. In addition, his government related services provide solid experience for the continuing growth of the Company’s Treatment and Services Segments. His extensive knowledge and problem-solving experience enhances the Board’s ability to address significant challenges in the nuclear market, and led the Board to conclude that he should serve as a director.

Dr. Gary G. Kugler

Dr. Gary Kugler, a director since September 2013, served as the Chairman of the Board of the Nuclear Waste Management Organization (“NWMO”) from 2006 to June 2014, where he led its oversight through the work of four committees, including an Audit-Finance-Risk Committee. NWMO was established under the Canadian Nuclear Fuel Waste Act (2002) to investigate and implement approaches for managing Canada’s used nuclear fuel. Dr. Kugler also served on the Board of Ontario Power Generation, Inc. (“OPG”) from 2004 to March 2014 where he served as a member on four different committees, including the Audit, Finance, and Risk Committee from 2004 to 2008. OPG is one of Canada’s largest electricity generation companies, owning 18 nuclear, 65 hydro, and two biomass power plants. Dr. Kugler served as a member of the Supervisory Board of PF Medical from June 2015 to December 2016. Dr. Kugler has had an extensive career in the nuclear industry, both nationally and internationally. He retired from Atomic Energy of Canada Limited (“AECL”) as SVP, Nuclear Products & Services, in 2004, where he was responsible for all of AECL’s commercial operations, including nuclear power plant sales and services world-wide. During his 34 years with AECL, he held various technical, project management, business development, and executive positions. Prior to joining AECL, Dr. Kugler served as a pilot in the Canadian air force. He holds a Ph.D. in nuclear physics from McMaster University and is a graduate of the Directors Education Program of the Institute of Corporate Directors.

Dr. Kugler’s extensive career in the nuclear industry, both nationally and internationally, brings valuable insight and knowledge to the Company as it expands its business internationally, and led the Board to conclude that he should serve as a director.

Honorable Joe R. Reeder

Mr. Reeder, a director since April 2003, served as the Shareholder-in-Charge of the Mid-Atlantic Region (1999-2008) for Greenberg Traurig LLP, one of the nation's largest law firms, with 38 offices and approximately 2,000 attorneys worldwide. Currently, a principal shareholder in the law firm, Mr. Reeder’s clientele includes sovereign nations, international corporations, and law firms throughout the U.S. As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board where he oversaw a multibillion-dollar infrastructure program, and, for the past fourteen years he has served on the International Advisory Board of the Panama Canal.   He has served on the boards of the National Defense Industry Association (NDIA) (and chaired NDIA’s Ethics Committee), the Armed Services YMCA, and many other private companies and charitable organizations. Following successive appointments by Virginia governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards and served ten years on the National USO Board. Mr. Reeder was appointed by Governor Terry McCauliffe to the Virginia Military Institute’s Board of Visitors (2014). Mr. Reeder is also a television commentator on legal and national security issues.  Among other corporate positions, he has been a director since September 2005 for ELBIT Systems of America, LLC, a wholly-owned subsidiary of Elbit Systems Ltd. (NASDAQ: ESLT), that provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also serves as a Board member for Washington First Bank (since April 2004), and of its parent bank holding company, Washington First Bankshares, Inc. (since 2009). A graduate of West Point who served in the 82nd Airborne Division following Ranger School, Mr. Reeder earned his J.D. from the University of Texas and his L.L.M. from Georgetown University.

Mr. Reeder has a distinguished career in solving and overseeing solutions to complex issues involving both domestic and international concerns. His extensive knowledge and problem-solving experience has enhanced the Board’s ability to address significant challenges in the nuclear market, and led the Board to conclude that he should serve as a director.

Mr. Larry M. Shelton

Mr. Shelton, a director since July 2006, was appointed to the position of Chairman of the Board of the Company on December 16, 2014, replacing Dr. Louis Centofanti, who had held that position since February 1991. Mr. Shelton currently is the Chief Financial Officer (“CFO”) (since 1999) of S K Hart Management, LLC, a private investment management company. In January 2013, Mr. Shelton was elected President of Pony Express Land Development, Inc. (an affiliate of SK Hart Management, LLC), a privately-held land development company, for which he has served on the Board since December 2005. In March 2012, he was appointed Director and CFO of S K Hart Ranches (PTY) Ltd, a private South African Company involved in agriculture. Mr. Shelton served as a member of the Supervisory Board of PF Medical from April 2014 to December 2016. Mr. Shelton has over 18 years of experience as an executive financial officer for several waste management companies, including as CFO of Envirocare of Utah, Inc. (now Energy Solutions (1995–1999)), and CFO of USPCI, Inc. (1982–1987), a NYSE- listed company. Since July 1989, Mr. Shelton has served on the Board of Subsurface Technologies, Inc., a privately-held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development. Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

With his years of accounting experience as CFO for various companies, including a number of waste management companies, Mr. Shelton combines extensive knowledge and understanding of accounting principles, financial reporting requirements, evaluating and overseeing financial reporting processes and business matters. These factors led the Board to conclude that he should serve as a director.

Mr. Mark A. Zwecker

Mark Zwecker, a director since the Company's inception in January 1991, currently serves as the CFO and a Board member for JCI US Inc., a telecommunications company and wholly-owned subsidiary of Japan Communications, Inc. (Tokyo Stock Exchange (Securities Code: 9424)), which provides cellular service for M2M (machine to machine) applications. From 2006 to 2013, Mr. Zwecker served as Director of Finance for Communications Security and Compliance Technologies, Inc., a wholly-owned subsidiary of JCI US Inc. that develops security software products for the mobile workforce. From 1997 to 2006, Mr. Zwecker served as President of ACI Technology, LLC, an IT services provider, and from 1986 to 1998, he served as Vice President of Finance and Administration for American Combustion, Inc., a combustion technology solutions provider. In 1983, with Dr. Centofanti, Mr. Zwecker co-founded a start-up, PPM, Inc., a hazardous waste management company. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

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

BOARD LEADERSHIP STRUCTURE

We currently separate the roles of Chairman of the Board and CEO. The Board believes that its current leadership structure, with Dr. Centofanti serving as President and CEO and Mr. Shelton serving as our independent non-executive Chairman of the Board, is appropriate for the Company at this time, as this structure promotes balance between the Board’s independent authority to oversee our business, and the CEO and his management team, who manage the business on a day-to-day basis.

The Company does not have a written policy with respect to the separation of the positions of Chairman of the Board and CEO. The Company believes it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairman and CEO in any way that is in the best interests of the Company at a given point in time; therefore, the Company’s leadership structure may change in the future as circumstances may dictate.

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

AUDIT COMMITTEE

We have a separately designated standing Audit Committee of our Board established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark A. Zwecker (Chairperson), Larry M. Shelton, and Dr. Gary G. Kugler, who replaced Mr. Jack Lahav upon Mr. Lahav’s retirement from the Board effective October 27, 2016.

Our Board has determined that each of our Audit Committee members is and was independent within the meaning of the rules of NASDAQ and is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Audit Committee has also discussed with Grant Thornton, LLP, the Company’s independent registered accounting firm, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16 (Communications with Audit Committee).

BOARD INDEPENDENCE

The Board has determined that each director, other than Dr. Centofanti and Mr. John Climaco, is “independent” within the meaning of the applicable NASDAQ rules. Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company. The Board determined that Mr. Climaco does not currently qualify as an “independent director” because of his employment as EVP of PF Medical, a majority-owned Polish subsidiary of the Company and because he is also a director of Digirad Corporation, with which PF Medical entered into a supplier agreement and a subscription agreement (together, the “Digirad Agreement”) on July 24, 2015 (see “John Climaco” under “Certain Relationships and Related Transactions, and Director Independence” for further discussion of his position with PF Medical and a description of the Digirad Agreement).

COMPENSATION AND STOCK OPTION COMMITTEE

The Compensation and Stock Option Committee (“Compensation Committee”) reviews and recommends to the Board the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Compensation Committee also administers the Company’s stock option plans. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement. It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. No compensation consultant was employed during 2016. Members of the Compensation Committee are Dr. Gary G. Kugler (Chairperson), Larry M. Shelton, and Joe R. Reeder. Mark A. Zwecker was a member of the Compensation Committee until October 27, 2016. None of the members of the Compensation Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable Securities and Exchange Commission regulations.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

We have a separately-designated standing Corporate Governance and Nominating Committee (the “Nominating Committee”). Members of the Nominating Committee are Joe R. Reeder (Chairperson), Dr. Gary G. Kugler and Mark A. Zwecker, who replaced Mr. Jack Lahav upon Mr. Lahav’s retirement from the Board effective October 27, 2016. All members of the Nominating Committee are and were “independent” as that term is defined by current NASDAQ listing standards.

The Nominating Committee recommends to the Board candidates to fill vacancies on the Board and the nominees for election as the directors at each annual meeting of stockholders. In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate. The Company’s Amended and Restated Bylaws, as amended (the “Bylaws”), sets forth certain minimum director qualifications to qualify for nomination for elections as a Director. To qualify for nomination or election as a director, an individual must:

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis Centofanti	73	President and CEO
Mr. Ben Naccarato	54	CFO, Vice President, and Secretary
Mr. Mark Duff	54	EVP and Chief Operating Officer (“COO”)

Dr. Louis Centofanti

See “Director – Dr. Louis F. Centofanti” in this section for information on Dr. Centofanti.

Mr. Ben Naccarato

Mr. Naccarato has served as the CFO since February 26, 2009. Mr. Naccarato joined the Company in September 2004 and served as Vice President, Finance of the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer. From December 2002 to September 2004, Mr. Naccarato was the CFO of Culp Petroleum Company, Inc., a privately held company in the fuel distribution and used waste oil industry. In July 2015, Mr. Naccarato was named the CFO of PF Medical, the Company’s majority-owned Polish subsidiary involved in the research and development of a new medical isotope technology. Effective December 22, 2015, Mr. Naccarato was appointed to the Management Board of PF Medical. Mr. Naccarato is a graduate of University of Toronto having received a Bachelor of Commerce and Finance Degree and is a Chartered Professional Accountant, Certified Management Accountant.

Mr. Mark Duff

On May 15, 2016, the Board appointed Mr. Mark Duff to the position of EVP, effective June 11, 2016. Mr. Duff brings additional experience and leadership to the Company to support and help accelerate anticipated revenue growth and profitability. Upon Mr. John Lash’s retirement as COO of the Company effective September 30, 2016, Mr. Duff assumed the additional position of the Company’s COO, and continues his position as EVP of the Company. Mr. Duff has 30 years of management and technical experience in the U.S Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”) environmental and construction markets as a corporate officer, senior project manager, co-founder of a consulting firm, and federal employee. For the past five years, Mr. Duff has been responsible for the successful completion of over 70 performance-based projects at the Paducah Gaseous Diffusion Plant (“PGDP”) in Paducah, KY. At the PGDP, he served as the Project Manager for the Paducah Remediation Contract, which was a five-year project with a total value of $458 million. Prior to the PGDP project, Mr. Duff was a senior manager supporting Babcock and Wilcox (“B&W”), leading several programs that included building teams to solve complex technical problems. These programs included implementation of the American Recovery and Reinvestment Act (“ARRA”) at the DOE Y-12 facility with a $245 million budget for new cleanup projects completed over a two year period. During this period, Mr. Duff served as project manager leading a team of senior experts in support of Toshiba Corporation in Tokyo, Japan to integrate United States technology in the recovery of the Fukushima Daiichi Nuclear Reactor disaster. This project included arriving in Japan within three weeks after the earthquake to coordinate technologies associated with water treatment, radiation protection and shielding. Prior to joining B&W, Mr. Duff served as the president of Safety and Ecology Corporation (“SEC”). As President of SEC, he helped grow the company from $50 million to $80 million in annual revenues with significant growth in infrastructure, marketing, and client diversification. Mr. Duff has an MBA from the University of Phoenix and received his B.S. from the University of Alabama.

Resignation of Executive Officer

On September 12, 2016, the Company accepted the retirement of Mr. John Lash as Vice President and COO of the Company, which became effective September 30, 2016. Mr. Lash remained a part-time employee of the Company assisting with Company business matters from October 1, 2016, through December 31, 2016, at which time Mr. Lash retired from the Company. Mr. Lash’s retirement as COO of the Company was not due to a disagreement with the Company.

Certain Relationships

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2016 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

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

Code of Ethics

Our Code of Ethics applies to all our executive officers, including our CEO, CFO, COO/EVP, and is available on our website at www.perma-fix.com. If any amendments are made to the Code of Ethics or any grants of waivers are made to any provision of the Code of Ethics to any of our executive officers, we will promptly disclose the amendment or waiver and nature of such amendment or waiver on our website at the same web address.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the total compensation paid or earned by each of the named executive officers (“NEOs”) for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($)	($) (2)	($) (3)	($) (4)	($)

Dr. Louis Centofanti	2016	279,248	—	—	—	31,763	311,011
President and CEO	2015	271,115	—	—	82,691	31,446	385,252

Ben Naccarato	2016	220,667	—	—	—	37,537	258,204
Vice President and CFO	2015	214,240	—	—	65,343	37,710	317,293

Mark Duff (1)	2016	136,581	—	100,094	—	40,800	277,475
EVP/COO	2015	—	—	—	—	—	—

John Lash (1)	2016	215,000	—	—	—	26,925	241,925
Vice President and COO	2015	215,000	—	—	65,575	26,863	307,438

(1)

Mr. Duff was appointed as EVP by the Company on May 15, 2016 (effective June 11, 2016). Upon Mr. Lash’s retirement from the position of COO, effective September 30, 2016, Mr. Duff also assumed the additional position of COO. Mr. Lash remained a part time employee of the Company from October 1, 2016 to December 31, 2016, at which time Mr. Lash retired from the Company. As EVP/COO, Mr. Duff was provided the following compensation:

●	Annual base salary of $267,000;
●	Incentive stock options for purchase up to 50,000 shares of the Company’s Common Stock (see footnote 2 below);
●	Eligibility to participate in the Company’s performance incentive compensation bonus program (see footnote 3 below);
●	Up to $40,000 relocation expenses, of which Mr. Duff incurred $26,695 in relocation expenses (see footnote 4 below); and
●	Car allowance of $750 per month.

Amount noted in chart above for 2016 reflect amount earned by Mr. Duff from his date of employment in June 2016.

(2)

Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation.” Assumptions used in the calculation of this amount are included in Note 6 – “Capital Stock, Stock Plans, Warrants and Stock Based Compensation” to “Notes to Consolidated Financial Statement.” No options were granted to any other NEOs in 2016 other than Mr. Duff. No options were granted to NEOs in 2015.

(3)

Represents performance compensation earned under the Company’s Management Incentive Plan (“MIP”) with respect to each NEO. The MIP for each NEO is described under the heading “2016 Management Incentive Plans (“MIP”).” No compensation was earned by any named executive officer under his respective MIP for 2016. Mr. Duff did not have a MIP for 2016.

(4)

The amount shown includes a monthly automobile allowance ($500 or $750), insurance premiums (health, disability and life) paid by the Company on behalf of the executive, and 401(k) matching contribution. For Mr. Duff, amount included relocation expense paid by the Company.

Name	Insurance Premium	Auto Allowance	401(k) match	Relocation	Total
Dr. Louis Centofanti	$17,028	$9,000	$5,735	—	$31,763
Ben Naccarato	$24,039	$9,000	$4,498	—	$37,537
Mark Duff	$8,720	$4,846	$539	26,695	$40,800
John Lash	$17,028	$6,000	$3,897	—	$26,925

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2016

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	—	—		—	—	—

Ben Naccarato	—	—			—	—

Mark Duff	—	50,000	(2)	—	3.97	5/15/2022

John Lash (3)	30,000	—		—	5.00	3/31/2017

(1)

In the event of a change in control (as defined in the 2010 Stock Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on May 15, 2016 under the Company’s 2010 Stock Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(3)

Mr. Lash retired from the position of COO effective September 30, 2016 and remained a part-time employee of the Company from October 1, 2016 to December 31, 2016 at which time he retired from the Company. Pursuant to the provisions of the 2010 Stock Option Plan, upon retirement, Mr. Lash has till March 31, 2017 to exercise his vested options.

None of the Company’s NEOs exercised options during 2016.

Employment Agreements

Each of our CEO and CFO has an employment agreements dated July 10, 2014 with the Company. The employment agreements dated July 10, 2014 with our CEO and CFO are collectively referred to as the “Employment Agreements” and each as an “Employment Agreement.” These Employment Agreements provided that Dr. Centofanti, CEO, was entitled to receive an annual base salary of $271,115 and Mr. Naccarato, CFO, was entitled to receive an annual base salary of $214,240. The base salary is subject to adjustment as determined by the Compensation Committee. In addition to base salary, each of these executive officers is entitled to participate in the Company's benefits plans and to any performance compensation payable under an individual MIP for the CEO and CFO. No compensation was earned under each of the MIP for the CEO and CFO in 2016 (see further detail of each MIP below under the heading “2016 Management Incentive Plans (“MIPs”)”).

Each of the Employment Agreements is effective for three years. Each Employment Agreement may be terminated prior to its expiration by the Company with or without “cause” (as defined in the agreement) or by the executive officer for “good reason” (as defined in the agreement) or any other reason. If the NEO’s employment is terminated due to death, disability or for cause, we will pay to the NEO or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits otherwise due at that time under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

If the NEO terminates his employment for “good reason” or is terminated without cause, we will pay the NEO a sum equal to the total Accrued Amounts, plus one year of full base salary. If the NEO terminates his employment for a reason other than for good reason, we will pay to him the amount equal to the Accrued Amounts. If there is a Change in Control (as defined in the agreement), all outstanding stock options to purchase common stock held by the NEO will immediately become vested and exercisable in full. Severance benefits payable with respect to a termination (other than Accrued Amounts) shall not be payable until the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

Mr. John Lash, who retired from the position of COO, effective September 30, 2016, also had an employment agreement (“COO Employment Agreement”) dated July 10, 2014 with substantially the same provisions as in the Employment Agreements discussed above, in additional to an individual MIP for 2016. Upon Mr.Lash’s retirement from the position of COO, the COO Employment Agreement terminated. No compensation was earned by the COO under his 2016 MIP (see further detail of the COO’s 2016 MIP below under the heading “2016 Management Incentive Plans (“MIPs”)”).

On January 19, 2017, the Compensation Committee and the Board approved, and the Company entered into, an employment agreement (the “EVP/COO Employment Agreement”) with Mr. Mark Duff, EVP/COO. Upon Mr. Lash’s retirement as COO effective September 30, 2016 as discussed above, Mr. Duff assumed the additional position of COO and continued his position of EVP of the Company. The EVP/COO Employment Agreement is effective June 11, 2016, Mr. Duff’s date of employment as EVP, and has a term of three years. Pursuant to the EVP/COO Employment Agreement, Mr. Duff will serve as the Company’s EVP/COO, with an annual base salary of $267,000. In addition, Mr. Duff is entitled to participate in the Company's broad-based benefits plans and to certain performance compensation payable under a separate MIP as approved by the Company’s Compensation Committee and Board. See MIPs approved by the Compensation Committee for each of the EVP/COO, CEO, and CFO for 2017 below. The terms of each 2017 MIP, which are each effective as of January 1, 2017, are described below under the heading “2017 MIPs.”

The EVP/COO Employment Agreements is effective for three years, unless earlier terminated by the Company with or without “cause” (as defined in the agreement) or by the EVP/COO for “good reason” (as defined in the agreement) or any other reason. If the EVP/COO’s employment is terminated due to death, disability or for cause, the Company will pay to the EVP/COO or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits due to the EVP/COO under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

If the EVP/COO terminates his employment for good reason or is terminated without cause, the Company will pay the EVP/COO a sum equal to the total Accrued Amounts, plus one year of full base salary. If the EVP/COO terminates his employment for a reason other than for good reason, the Company will pay to the EVP/COO the amount equal to the Accrued Amounts. If there is a Change in Control (as defined in the agreement), all outstanding stock options to purchase common stock held by the EVP/COO will immediately become exercisable in full. Severance benefits payable with respect to a termination (other than Accrued Amounts) shall not be payable until the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

Potential Payments

The following table sets forth the potential (estimated) payments and benefits to which our NEOs, Dr. Centofanti, Mark Duff, and Mr. Naccarato would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each Employment Agreement with the Company, assuming each circumstance described below occurred on December 31, 2016, the last day of our fiscal year. Mr. John Lash’s Employment Agreement terminated effective September 30, 2016, upon his retirement from the position of COO.

			By Employee for
	Disability,		Good Reason or by
Name and Principal Position	Death,		Company Without		Change in Control
Potential Payment/Benefit	or For Cause		Cause		of the Company

Dr. Louis Centofanti
President, CEO and Director
Severance	──		$279,248		──
Stock Options	──	(1)	──	(1)	──	(1)

Mr. Mark Duff
EVP/COO
Severance	──		$267,000		──
Stock Options	──	(2)	──	(2)	──	(3)

Ben Naccarato
CFO
Severance	──		$220,667		──
Stock Options	──	(1)	──	(1)	──	(1)

(1)	No stock option outstanding as of December 31, 2016.

(2)	Benefit is zero since no options were vested as of December 31, 2016.

(3)	Benefit is zero since the number of stock options outstanding that were in-the-money as of December 31, 2016 (as reported on NASDAQ) was zero.

No performance compensation under the NEO’s MIP would have been payable at December 31, 2016 under any of the circumstances described in the table above. Pursuant to each MIP, if the participant’s employment with the Company is voluntarily or involuntarily terminated prior to the annual payment of the MIP compensation payment period, no MIP payment is payable. The payment is otherwise payable under each MIP on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end. See “2016 Management Incentive Plans (“MIPs”)” below.

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

2016 Executive Compensation Components

For the fiscal year ended December 31, 2016, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites.

Based on the amounts set forth in the Summary Compensation table, during 2016, salary accounted for approximately 78.2% of the total compensation of our NEOs, while equity option awards, bonus, MIP compensation, and other compensation accounted for approximately 21.8% of the total compensation of the NEOs.

Base Salary

The NEOs, other officers, and other employees of the Company receive a base salary during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Compensation Committee primarily considers:

●	market data and Peer Group comparisons;

●	internal review of the executive’s compensation, both individually and relative to other officers; and

●	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit based salary increases for executives are based on the Compensation Committee’s assessment of the individual’s performance. The base salary and potential annual base salary adjustments for the CEO, CFO, and EVP/COO are set forth in their respective Employment Agreements.

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

2016 Management Incentive Plans (“MIPs”)

On February 4, 2016, the Board and the Compensation Committee approved individual MIPs for our CEO, previous COO (who retired from the position of COO effective September 30, 2016), and CFO. The MIPs were effective as of January 1, 2016. Each MIP provided guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awarded cash compensation based on achievement of performance thresholds (as discussed below), with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranged from 5% to 100% of the 2016 base salary for the CEO ($13,962 to $279,248), 5% to 100% of the 2016 base salary for our previous COO ($10,750 to $215,000) , and 5% to 100% of the 2016 base salary for the CFO ($11,033 to $220,667) .

Performance compensation under the Company’s MIPs is to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2016. If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment date, no MIP payment will be payable for and after such period.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total performance compensation paid to the CEO, our previous COO, and CFO as a group was not to exceed 50% of the Company’s pre-tax net income (exclusive of PF Medical, the Company’s majority-owned Polish subsidiary) prior to the calculation of performance compensation.

No performance incentive compensation was earned under each of the MIPs for the CEO, previous COO, and CFO for 2016 as described below.

The following describes the principal terms of each MIP:

CEO MIP:

2016 CEO performance compensation was based upon meeting corporate revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2016 from our continuing operations (excluding PF Medical). The Compensation Committee believes performance compensation payable under each of the 2016 MIPs as discussed herein and below should be based on achievement of an EBITDA target as this target, which excludes certain non-cash items, provides a better indicator of operating performance. However, EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under GAAP. At achievement of 70% to 119% of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the CEO’s 2016 base salary. For this compensation, 60% was based on EBITDA goal, 10% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2016, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2016.  At achievement of 120% to 160%+ of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the CEO’s 2016 base salary. For this compensation, the amount payable was based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on our Board-approved revenue target and EBITDA target. The 2016 target performance incentive compensation for our CEO was as follows:

Annualized Base Pay:	$279,248
Performance Incentive Compensation Target (at 100% of MIP):	$139,624
Total Annual Target Compensation (at 100% of MIP):	$418,872

				TARGET
Revenue Target	<$56,000,000	$56,000,000	$68,000,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target	<$6,370,000	$6,370,000	$7,735,000	$9,100,000	$10,920,000	$12,740,000	$14,560,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Target Achieved	<70%	70%-84%	85%-99%	100%-119%	120%-139%	140%-159%	160%	+

Revenue	$-	$1,397	$6,981	$13,962	$19,945	$27,924	$33,908
EBITDA	-	8,377	41,887	83,774	119,678	167,549	203,452
Health and Safety	-	2,094	10,472	20,944	20,944	20,944	20,944
Permit & License Violations	-	2,094	10,472	20,944	20,944	20,944	20,944
	$-	$13,962	$69,812	$139,624	$181,511	$237,361	$279,248

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $80,000,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA target, which was $9,100,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the Company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual incentive compensation plan calculation for 2016.

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

COO MIP:

2016 COO performance compensation was based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2016 from our continuing operations (excluding PF Medical). At achievement of 70% to 119% of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the COO’s 2016 base salary. For this compensation, 60% was based on EBITDA goal, 10% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2016, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2016.  At achievement of 120% to 160%+ of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the COO’s 2016 base salary. For this compensation, the amount payable was based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on our Board approved revenue target and EBITDA target. The 2016 target performance incentive compensation for our COO was as follows:

Annualized Base Pay:	$215,000
Performance Incentive Compensation Target (at 100% of MIP):	$107,500
Total Annual Target Compensation (at 100% of MIP):	$322,500

				TARGET

Revenue Target	<$56,000,000	$56,000,000	$68,000,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target	<$6,370,000	$6,370,000	$7,735,000	$9,100,000	$10,920,000	$12,740,000	$14,560,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Target Achieved	<70%	70%-84%	85%-99%	100%-119%	120%-139%	140%-159%	160%	+

Revenue	$-	$1,074	$5,374	$10,750	$15,357	$21,500	$26,107
EBITDA	-	6,450	32,250	64,500	92,143	129,000	156,643
Health and Safety	-	1,613	8,063	16,125	16,125	16,125	16,125
Permit & License Violations	-	1,613	8,063	16,125	16,125	16,125	16,125
	$-	$10,750	$53,750	$107,500	$139,750	$182,750	$215,000

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $80,000,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

 EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA target, which was $9,100,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the Company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual incentive compensation plan calculation for 2016.

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

License Violations	Performance Target

6	70%-84%
5	85%-99%
4	100%-119%
3	120%-139%
2	140%-159%
1	160% +

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA target was achieved.

CFO MIP:

2016 CFO performance compensation was based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2016 from our continuing operations (excluding PF Medical). At achievement of 70% to 119% of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the CFO’s 2016 base salary. For this compensation, 60% was based on EBITDA goal, 10% on revenue goal, 15% on the number of health and safety claim incidents that occurred during fiscal year 2016, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occurred during the fiscal year 2016.  At achievement of 120% to 160%+ of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the CFO’s 2016 base salary. For this compensation, the amount payable was based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on our Board approved revenue target and EBITDA target. The 2016 target performance incentive compensation for our CFO was as follows:

Annualized Base Pay:	$220,667
Performance Incentive Compensation Target (at 100% of Plan):	$110,334
Total Annual Target Compensation (at 100% of Plan):	$331,001

				TARGET

Revenue Target	<$56,000,000	$56,000,000	$68,000,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target	<$6,370,000	$6,370,000	$7,735,000	$9,100,000	$10,920,000	$12,740,000	$14,560,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Target Achieved	<70%	70%-84%	85%-99%	100%-119%	120%-139%	140%-159%	160%	+

Revenue	$-	$1,103	$5,517	$11,034	$15,762	$22,067	$26,795
EBITDA	-	6,620	33,100	66,200	94,572	132,400	160,772
Health and Safety	-	1,655	8,275	16,550	16,550	16,550	16,550
Permit & License Violations	-	1,655	8,275	16,550	16,550	16,550	16,550
	$-	$11,033	$55,167	$110,334	$143,434	$187,567	$220,667

1)

Revenue was defined as the total consolidated third party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $80,000,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operation (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA target, which was $9,100,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the Company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual incentive compensation plan calculation for 2016.

Claim Number	Target

6	70%-84%
5	85%-99%
4	100%-119%
3	120%-139%
2	140%-159%
1	160% +

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

2016 MIP Targets

As discussed above, 2016 MIPs approved for the CEO, COO, and CFO by the Board and the Compensation Committee provided for the award of cash compensation based on achievement of performance targets which included revenue and EBITDA targets as approved by our Board. The 2016 MIP revenue target of $80,000,000 and EBITDA target of $9,100,000 were set by the Compensation Committee taking into account the Board-approved budget for 2016 as well as the committee’s expectations for performance that in its estimation would warrant payment of incentive cash compensation. In formulating the revenue target of $80,000,000, the Board considered 2015 results, current economic conditions, and forecasts for 2016 government (DOE) spending. The Compensation Committee believed the performance targets were likely to be achieved, but not assured. No cash incentive based compensation under the 2016 MIPs was paid to the CEO, COO or CFO.

2017 MIPs

On January 19, 2017, the Board and the Compensation Committee approved individual MIPs for our CEO, EVP/COO, and CFO. The MIPs are effective January 1, 2017. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 5% to 100% of the 2017 base salary for the CEO ($13,962 to $279,248), 5% to 100% of the 2017 base salary for the EVP/COO ($13,350 to $267,000), and 5% to 100% of the 2017 base salary for the CFO ($11,033 to $220,667).

Performance compensation is paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2017. If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment date, no MIP payment will be payable for and after such period.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total performance compensation paid to the CEO, EVP/COO, and CFO as a group is not to exceed 50% of the Company’s pre-tax net income (exclusive of PF Medical) prior to the calculation of performance compensation.

The following describes the principal terms of each MIP:

CEO MIP:

2017 CEO performance compensation is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2017 from our continuing operations (excluding PF Medical). The Compensation Committee believes performance compensation payable under each of the 2017 MIPs as discussed herein and below should be based on achievement of an EBITDA target, which excludes certain non-cash items, as this target provides a better indicator of operating performance. However, EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under GAAP. At achievement of 70% to 119% of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the CEO’s 2017 base salary. For this compensation, 60% is based on the EBITDA goal, 10% on the revenue goal, 15% on the number of health and safety claim incidents that occur during fiscal year 2017, and the remaining 15% on the number of notices alleging environmental, health, or safety violations under our permits or licenses that occur during the fiscal year 2017. At achievement of 120% to 160%+ of the revenue and EBITDA targets, the potential performance compensation is payable at 65% to 100% of the CEO’s 2017 base salary. For this compensation, the amount payable is based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on our Board approved revenue target and EBITDA target. The 2017 target performance incentive compensation for our CEO is as follows:

Annualized Base Pay:	$279,248
Performance Incentive Compensation Target (at 100% of MIP):	$139,624
Total Annual Target Compensation (at 100% of MIP):	$418,872

CEO MIP Matrix
2017

Performance Target Column		(a)	(b)	(c)	(d)	(e)	(f)

				TARGET

Revenue Target <	$56,000,000	$56,000,000	$68,000,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target <	$6,510,000	$6,510,000	$7,905,000	$9,300,000	$11,160,000	$13,020,000	$14,880,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Target Achieved	<70%	70%-84%	85%-99%	100%-119%	120%-139%	140%-159%	160	%+

Revenue	$-	$1,397	$6,981	$13,962	$19,945	$27,924	$33,908
EBITDA	-	8,377	41,887	83,774	119,678	167,549	203,452
Health and Safety	-	2,094	10,472	20,944	20,944	20,944	20,944
Permit & License Violations	-	2,094	10,472	20,944	20,944	20,944	20,944
	$-	$13,962	$69,812	$139,624	$181,511	$237,361	$279,248

1)

Revenue is defined as the total consolidated third party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s 2017 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which is $80,000,000. The Board reserves the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA target for 2017, which is $9,300,000. The Board reserves the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The health and safety incentive target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual incentive compensation plan calculation for 2017.

Work Comp. Claim Number	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

4)

Permits or license violations incentive is earned/determined according to the scale set forth below:  An “official notice of non-compliance” is defined as an official communication during 2017 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA target is achieved.

EVP/COO MIP:

2017 EVP/COO performance compensation is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2017 from our continuing operations (excluding PF Medical). At achievement of 70% to 119% of the revenue target and 60% to 119% of the EBITDA target, the potential performance compensation is payable at 5% to 50% of the 2017 base salary. For this compensation, 60% is based on EBITDA goal, 10% on revenue goal, 15% on the number of health and safety claim incidents that occur during fiscal year 2017, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during the fiscal year 2017. Upon achievement of 120% to 160%+ of the revenue and EBITDA targets, the potential performance compensation is payable at 65% to 100% of the EVP/COO’s 2017 base salary. For this compensation, the amount payable is based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on our Board approved revenue target and EBITDA target. The 2017 target performance incentive compensation for our EVP/COO is as follows:

Annualized Base Pay:	$267,000
Performance Incentive Compensation Target (at 100% of Plan):	$133,500
Total Annual Target Compensation (at 100% of Plan):	$400,500

EVP/COO MIP MATRIX
2017

Performance Target Column:		(a)	(b)	(c)	(d)	(e)	(f)

				TARGET

Revenue Target <	$56,000,000	$56,000,000	$63,586,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target <	$5,600,000	$5,600,000	$6,358,600	$9,300,000	$11,160,000	$13,020,000	$14,880,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Revenue Target Achieved	<70%	70%-78%	79%-99%	100%-119%	120%-139%	140%-159%	160%	+
% of EBITDA Target Achieved	<60%	60%-67%	68%-99%	100%-119%	120%-139%	140%-159%	160%	+

Revenue	$-	$1,334	$6,674	$13,350	$19,071	$26,700	$32,421
EBITDA	-	8,010	40,050	80,100	114,429	160,200	194,529
Health and Safety	-	2,003	10,013	20,025	20,025	20,025	20,025
Permit & License Violations	-	2,003	10,013	20,025	20,025	20,025	20,025
	$-	$13,350	$66,750	$133,500	$173,550	$226,950	$267,000

1)

Revenue is defined as the total consolidated third party top line revenue from continuing operations (excluding Medical) as publicly reported in the Company’s 2017 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which is $80,000,000. The Board reserves the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing operations, excluding PF Medical. The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA target for 2017, which is $9,300,000. The Board reserves the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The health and safety incentive target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual incentive compensation plan calculation for 2017.

Work Comp. Claim Number	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

4)

Permits or license violations incentive is earned/determined according to the scale set forth below:  An “official notice of non-compliance” is defined as an official communication during 2017 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA target is achieved.

CFO MIP:

2017 CFO performance compensation is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives during fiscal year 2017 from our continuing operations (excluding PF Medical). At achievement of 70% to 119% of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the 2017 base salary. For this compensation, 60% is based on EBITDA goal, 10% on revenue goal, 15% on the number of health and safety claim incidents that occur during fiscal year 2017, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during the fiscal year 2017. Upon achievement of 120% to 160%+ of the revenue and EBITDA targets, the CFO’s potential performance compensation is payable at 65% to 100% of the CFO’s 2017 base salary. For this compensation, the amount payable is based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on our board approved revenue target and EBITDA target. The 2017 target performance incentive compensation for our CFO is as follows:

Annualized Base Pay:	$220,667
Performance Incentive Compensation Target (at 100% of Plan):	$110,334
Total Annual Target Compensation (at 100% of Plan):	$331,001

CFO MIP Matrix
2017

Performance Target Column		(a)	(b)	(c)	(d)	(e)	(f)

				TARGET

Revenue Target <	$56,000,000	$56,000,000	$68,000,000	$80,000,000	$96,000,000	$112,000,000	$128,000,000
EBITDA Target <	$6,510,000	$6,510,000	$7,905,000	$9,300,000	$11,160,000	$13,020,000	$14,880,000

% of Performance Incentive Target	0%	10%	50%	100%	130%	170%	200%
% of Target Achieved	<70%	70%-84%	85%-99%	100%-119%	120%-139%	140%-159%	160	%+

Revenue	$-	$1,103	$5,517	$11,034	$15,762	$22,067	$26,795
EBITDA	-	6,620	33,100	66,200	94,572	132,400	160,772
Health and Safety	-	1,655	8,275	16,550	16,550	16,550	16,550
Permit & License Violations	-	1,655	8,275	16,550	16,550	16,550	16,550
	$-	$11,033	$55,167	$110,334	$143,434	$187,567	$220,667

1)

Revenue is defined as the total consolidated third party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s 2017 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which is $80,000,000. The Board reserves the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA target for 2017, which is $9,300,000. The Board reserves the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)

The health and safety incentive target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual incentive compensation plan calculation for 2017.

Work Comp. Claim Number	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

4)

Permits or license violations incentive is earned/determined according to the scale set forth below:  An “official notice of non-compliance” is defined as an official communication during 2017 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
6	(a)
5	(b)
4	(c)
3	(d)
2	(e)
1	(f)

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 70% of the EBITDA target is achieved.

2017 MIP Targets

As discussed above, 2017 MIPs approved for the CEO, EVP/COO, and CFO by Board and the Compensation Committee provide for the award of cash compensation based on achievement of performance targets which included Revenue and EBITDA targets as approved by our Board. The 2017 MIP revenue target of $80,000,000 and EBITDA target of $9,300,000 were set by the Compensation Committee taking into account the Board-approved budget for 2017 as well as the committee’s expectations for performance that in its estimation would warrant payment of incentive cash compensation. In formulating the revenue target of $80,000,000, the Board considered 2016 results, current economic conditions, and forecasts for 2017 government (U.S DOE) spending. The Compensation Committee believes the performance targets are likely to be achieved, but not assured.

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

On May 15, 2016, the Company granted 50,000 ISOs from the Company’s 2010 Stock Option Plan to our newly named EVP/COO. The ISOs granted were for a contractual term of six years with one-third vesting annually over a three year period. The exercise price of the ISOs was $3.97 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

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

Retirement and Other Benefits

401(k) Plan

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, Apri1 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2016, the Company contributed approximately $307,000 in 401(k) matching funds, of which approximately $15,000 was for our NEOs (see the Summary Compensation table in this section for 401(k) matching fund contributions made for the NEOs for 2016). In 2015, the Company contributed approximately $303,000 in 401(k) matching funds, of which approximately $14,000 was for our NEOs

Perquisites and Other Personal Benefits

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

Consideration of Stockholder Say-On-Pay Advisory Vote.

At our Annual Meeting of Stockholders held on July 28, 2016, our stockholders voted, on a non-binding, advisory basis, on the compensation of our NEOs for 2015. A substantial majority (approximately 80%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our NEOs for 2015 on a non-binding, advisory basis. The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation. The Compensation Committee expects to continue to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our NEOs. We will hold an advisory vote on the compensation of our NEOs at our 2017 annual meeting of stockholders.

Compensation of Directors

Directors who are employees receive no additional compensation for serving on the Board or its committees. In 2016, we provided the following annual compensation to directors who are not employees:

●	options to purchase 2,400 shares of our Common Stock with each option having a 10 year term and being fully vested after six months from grant date;
●	a quarterly director fee of $8,000;
●	an additional quarterly fee of $5,500 and $7,500 to the Chairman of our Audit Committee and Chairman of the Board (non-employee), respectively; and
●	a fee of $1,000 for each board meeting attendance and a $500 fee for meeting attendance via conference call.

Each director may elect to have either 65% or 100% of such fees payable in Common Stock under the 2003 Outside Director Plan, with the balance payable in cash.

Both Mr. John Climaco and Dr. Louis Centofanti, current members of the Board, are not eligible to receive compensation for their services as directors of the Company as they are employees of the Company or one of its subsidiaries. Mr. Climaco is EVP of PF Medical, the Company’s majority-owned Polish subsidiary and Dr. Centofanti is the President and CEO of the Company. As EVP of PF Medical, Mr. Climaco is provided an annual salary of $150,000 from PF Medical. See “Summary Compensation” table in this section for Dr. Centofanti’s annual salary as an employee of the Company.

The table below summarizes the director compensation expenses recognized by the Company for the director options and stock awards (resulting from fees earned) for the year ended December 31, 2016. The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Dr. Gary G. Kugler	13,125	32,502	7,200	—	—	—	52,827
Jack Lahav (4)	—	41,801	7,200	—	—	—	49,001
Joe R. Reeder	—	48,672	7,200	—	—	—	55,872
Larry M. Shelton	23,625	58,502	7,200	—	—	—	89,327
Mark A. Zwecker	20,825	51,567	7,200	—	—	—	79,592

(1)

Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth above represent the portion of the director’s fees paid in cash and exclude the value of the directors’ fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which values are included under “Stock Awards.”

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

(3)

Options granted under the Company’s 2003 Outside Directors Plan resulting from re-election to the Board of Directors on July 28, 2016. Options are for a 10 year period with an exercise price of $4.60 per share and are fully vested in six months from grant date. The value of the option award for each outside director is calculated based on the fair value of the option per share ($3.00) on the date of grant times the number of options granted, which was 2,400 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.” Mr. Climaco was not eligible to receive options under the 2003 Outside Directors Plan upon re-election to the Company’s Board as he became an employee of the Company upon being named the EVP of PF Medical, a majority-owned Polish subsidiary of the Company, effective June 2, 2015. The following is the aggregate number of outstanding non-qualified stock options held by the Company’s directors at December 31, 2016. Dr. Centofanti, the President, CEO and a Board member of the Company, had no option as of December 31, 2016:

Options Outstanding as of
Name	December 31, 2016
John M. Climaco	8,400
Dr. Gary G. Kugler	7,200
Joe R. Reeder	24,000
Larry M. Shelton	24,000
Mark A. Zwecker	24,000
Total	87,600

(4)

Mr. Lahav retired from the Board effective October 27, 2016. Mr. Lahav’s decision to retire was based on personal reasons and was not as a result of any disagreement with the Company or due to any matter relating to the Company’s operations, policies or practices.

See “John Climaco” under “Certain Relationships and Related Transactions, and Director Independence” for further information on Mr. Climaco.

2003 Outside Directors Plan

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders; therefore, under our 2003 Outside Directors Stock Plan, as amended (“2003 Directors Plan”), each outside director is granted a 10-year option to purchase up to 6,000 shares of Common Stock on the date such director is initially elected to the Board, and receives on each re-election date an option to purchase up to another 2,400 shares of our Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date. No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. As of December 31, 2016, options to purchase 157,200 shares of Common Stock were outstanding under the 2003 Directors Plan, of which 145,200 were vested as of December 31, 2016.

As a member of the Board, each director may elect to receive either 65% or 100% of the director's fee in shares of our Common Stock. The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceeding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2016, the fees earned by our outside directors totaled approximately $291,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. As a management director, Dr. Centofanti is not eligible to participate in the 2003 Directors Plan. As EVP of PF Medical, Mr. Climaco is not eligible to participate in the 2003 Director plan.

As of December 31, 2016, we have issued 486,387 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

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

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of Common Stock beneficially owned as of December 31, 2016, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	1,691,984	14.5%

(1) The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 11,681,349 shares of Common Stock outstanding on February 22, 2017, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13F of Heartland Advisors, Inc, an investment advisor, filed with the Securities and Exchange Commission on January 31, 2017, disclosing that as of December 31, 2016, Heartland Advisors, Inc. had dispositive power over all of these shares but shared voting power over 1,530,377 of such shares and no voting power over 161,607 of the shares. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, WI 53202.

As of February 16, 2017, Capital Bank–Grawe Gruppe AG (“Capital Bank”), a banking institution regulated by the banking regulations of Austria, holds of record as a nominee for, and as an agent of, certain accredited investors, 1,304,606 shares of our Common Stock. None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, as far as stocks held in accounts with Capital Bank, none of Capital Bank’s investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of disposition or investment of such stock. Additionally, Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Capital Bank has neither voting nor investment power over such shares. Accordingly, Capital Bank believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank’s name because (a) Capital Bank holds the Common Stock as a nominee only, (b) Capital Bank has neither voting nor investment power over such shares, and (c) Capital Bank has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank was deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 16, 2017.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (*)
Capital Bank Grawe Gruppe	Common	1,304,606(+)	11.2%

(*) This calculation is based upon 11,681,349 shares of Common Stock outstanding on February 22, 2017, plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of February 22, 2017, by each of our directors and NEOs and by all of our directors and NEOs as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner (1)		Percent of Class (1)
Dr. Louis F. Centofanti (3)	215,525	(3)	1.85%
John M. Climaco (4)	22,763	(4)	*
Robert Cochran (5)	-	(5)	*
Dr. Gary Kugler (6)	40,010	(6)	*
Joe R. Reeder (7)	146,624	(7)	1.25%
Larry M. Shelton (8)	95,564	(8)	*
Mark A. Zwecker (9)	165,419	(9)	1.41%
Ben Naccarato (10)	1,000	(10)	*
Mark Duff (11)	-	(11)	*
Directors and Executive Officers as a Group (9 persons)	686,905	(12)	5.84%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) These shares include (i) 152,725 shares held of record by Dr. Centofanti, and (iii) 62,800 shares held by Dr. Centofanti's wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power. Dr. Centofanti also owns 700 shares of PF Medical’s Common Stock.

(4) Mr. Climaco has sole voting and investment power over these shares which include: (i) 14,363 shares of Common Stock held of record by Mr. Climaco, and (ii) options to purchase 8,400 shares, which are immediately exercisable.

(5) Mr. Cochran does not beneficially own any of the Company’s shares.

(6) Dr. Kugler has sole voting and investment power over these shares which include: (i) 32,810 shares of Common Stock held of record by Dr. Kugler, and (ii) options to purchase 7,200 shares, which are immediately exercisable.

(7) Mr. Reeder has sole voting and investment power over these shares which include: (i) 122,624 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over these shares which include: (i) 71,564 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 24,000 shares, which are immediately exercisable. Mr. Shelton also owns 750 shares of PF Medical’s Common Stock.

(9) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 141,419 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(10) Mr. Naccarato has sole voting and investment power over these shares which include: 1,000 shares held of record by Mr. Naccarato. Mr. Naccarato also owns 100 shares of PF Medical’s Common Stock.

(11) Mr. Duff does not beneficially own any of the Company’s shares.

(12) Amount includes 87,600 options, which are immediately exercisable to purchase 87,600 shares of Common Stock.

Equity Compensation Plans

The following table sets forth information as of December 31, 2016, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
Approved by stockholders	247,200	$6.69	260,413
Equity compensation plans not
Approved by stockholders	—	—	—
Total	247,200	$6.69	260,413

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions to which we were a party during our last two fiscal years or to which we currently propose to be a party in the future, and in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
●

any of our directors, executive officers or beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Audit Committee Review

Our Audit Committee Charter provides for the review by the Audit Committee of any related party transactions, other than transactions involving an employment relationship with the Company, which are reviewed by the Compensation Committee. Although we do not have written policies for the review of related party transactions, the Audit Committee reviews transactions between the Company and its directors, executive officers, and their respective immediate family members. In reviewing a proposed transaction, the Audit Committee takes into account, among other factors it deems appropriate:

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

Related party transactions are reviewed by the Audit Committee prior to the consummation of the transaction. With respect to a related party transaction arising between Audit Committee meetings, the CFO may present it to the Audit Committee Chairperson, who will review and may approve the related party transaction subject to ratification by the Audit Committee at the next scheduled meeting. Our Audit Committee shall approve only those transactions that, in light of known circumstances are not inconsistent with the Company’s best interests.

Related Party Transactions

Mr. David Centofanti

Mr. David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $168,000 for each of the years 2016 and 2015. Mr. David Centofanti is the son of our CEO, President and a Board member, Dr. Louis F. Centofanti.

Mr. Robert L. Ferguson

Mr. Robert L. Ferguson serves as an advisor to the Company’s Board and is also a member of the Supervisory Board of PF Medical, a majority-owned Polish subsidiary of the Company. Mr. Ferguson previously served as a Board member of the Company from June 2007 to February 2010 and again from August 2011 to September 2012. As an advisor to the Company’s Board, Mr. Ferguson is paid $4,000 monthly plus reasonable expenses. For such services, Mr. Ferguson received compensation of approximately $59,000 and $58,000 for the years ended December 31, 2016 and 2015, respectively. On August 2, 2013, the Company completed a lending transaction with Messrs. Robert Ferguson and William Lampson (“collectively, the “Lenders”), whereby the Company borrowed from the Lenders the sum of $3,000,000 (which was paid off by the Company in August 2016) pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). As consideration for the Company receiving the Loan, each Lender received 45,000 shares of the Company’s Common Stock. Additionally, each Lender received a Warrant to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price of $2.23 per share. On August 2, 2016, each Lender exercised his Warrant for the purchase of 35,000 shares of our Common Stock, resulting in total proceeds paid to the Company of approximately $156,000.

Mr. John Climaco

On June 2, 2015, Mr. Climaco, a current member of the Company’s Board, was elected as EVP of PF Medical. As EVP of PF Medical, Mr. Climaco receives an annual salary of $150,000 and is not eligible to receive compensation for serving on the Company’s Board.

Mr. Climaco previously had a consulting agreement with the Company effective September 2014 (approved by the Board with Mr. Climaco abstaining) to perform certain consulting functions for the Company as determined by the Board, including review of operating and accounting functions, strategic opportunity and other initiatives, and the development of the Company’s medical isotope production technology. The consulting agreement was terminated effective June 2, 2015 upon Mr. Climaco’s election as EVP of PF Medical. Mr. Climaco was paid $22,000 per month under the consulting agreement and received approximately $117,000 in 2015 for his services under the consulting agreement.

Mr. Climaco is also a Director of Digirad Corporation, a publicly held company the common stock of which is listed on the Nasdaq (“Digirad”). On July 24, 2015, PF Medical and Digirad entered into a multi-year Tc-99m Supplier Agreement (the “Supplier Agreement”) and a Series F Stock Subscription Agreement (the “Subscription Agreement” and, together with the Supplier Agreement, the “Digirad Agreements”). The Supplier Agreement became effective upon the completion of the Subscription Agreement. Pursuant to the terms of the Digirad Agreements, Digirad purchased, in a private placement, 71,429 shares of PF Medical’s restricted Series F Stock for an aggregate purchase price of $1,000,000. The 71,429 share investment made by Digirad constituted approximately 5.4% of the outstanding common shares of PF Medical. The Supplier Agreement provides, among other things, that upon PF Medical’s commercialization of certain Tc99m generators, Digirad will purchase agreed upon quantities of Tc-99m for its nuclear imaging operations either directly or in conjunction with its preferred nuclear pharmacy supplier and PF Medical will supply Digirad, or its preferred nuclear pharmacy supplier, with Tc-99m at a preferred pricing, subject to certain conditions. To date, PF Medical is still in the R&D stage of its commercialization efforts, and no amounts of Tc99m have been sold to Digirad under the Supplier Agreement.

Board Independence

Our common stock is listed on the Nasdaq Capital Market. Rule 5605 of the Nasdaq Marketplace Rules requires a majority of a listed company's board of directors to be comprised of independent directors. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an "independent director" if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director's ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board annually undertakes a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Robert Cochran, Larry M. Shelton and Mark A. Zwecker, the Honorable Joe R. Reeder and Dr. Gary Kugler is an "independent director" as defined under the Nasdaq Marketplace Rules. Our board of directors has also determined that Mr. Mark A. Zwecker (Chairperson), Mr. Larry M. Shelton, and Dr. Gary G. Kugler (together with Mr. Jack Lahav, who was a member of the Audit Committee until October 27, 2016), who comprise our Audit Committee, and Dr. Gary G. Kugler (Chairperson), Mr. Larry M. Shelton, and the Honorable Joe R. Reeder (together with Mr. Mark A. Zwecker, who was a member of the Compensation Committee until October 27, 2016), satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects the aggregate fees for the audit and other services provided by Grant Thornton LLP, the Company’s independent registered public accounting firm, for fiscal years 2016 and 2015:

Fee Type	2016	2015

Audit Fees(1)	$350,000	366,000
Tax Fees (2)	173,000	136,000
Total	$523,000	502,000

(1) Audit fees consist of audit work performed in connection with the annual financial statements, the reviews of unaudited quarterly financial statements, and work generally only the independent registered accounting firm can reasonably provide, such as consents and review of regulatory documents filed with the Securities and Exchange Commissions.

(2) Fees for income tax planning, filing, and consulting.

The Audit Committee of the Company's Board has considered whether Grant Thornton’s provision of the services described above for the fiscal years 2016 and 2015 was compatible with maintaining its independence.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 24 , 2017
Dr. Louis F. Centofanti
Chief Executive Officer, President and
Principal Executive Officer

By	/s/ Ben Naccarato	Date	March 24 , 2017
Ben Naccarato
Chief Financial Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 24 , 2017
Dr. Louis F. Centofanti, Director

By	/s/ John M. Climaco	Date	March 24 , 2017
John M. Climaco, Director

By	/s/ Robert Cochran	Date	March 24 , 2017
Robert Cochran, Director

By	/s/ Dr. Gary Kugler	Date	March 24 , 2017
Dr. Gary Kugler, Director

By	/s/ Joe R. Reeder	Date	March 24 , 2017
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 24 , 2017
Larry M. Shelton, Chairman of the Board

By	/s/ Mark A. Zwecker	Date	March 24, 2017
Mark A. Zwecker, Director

 EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s 2014 Form 10-K filed on March 31, 2015.
3(ii)

Amended and Restated Bylaws, as amended effective July 28, 2016, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(ii) to the Company’s 8-K filed on August 1, 2016.

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

4.8

Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated October 31, 2011.

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

4.17

Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated March 24, 2016, as incorporated by reference from Exhibit 4.17 to the Company’s 2015 Form 10-K filed on March 24, 2016.

4.18

Waiver Letter from PNC dated March 23, 2016 for non-compliance of financial covenant, as incorporated by reference from Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on May 23, 2016.

4.19

Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 22, 2016, as incorporated by reference from Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed on August 22, 2016.

4.20

Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated November 17, 2016, as incorporated by reference from Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2016 filed on November 18, 2016.

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

10.7	2010 Stock Option Plan of the Company, as incorporated by reference from Exhibit 10.7 to the Company’s 2015 Form 10-K filed on March 24, 2016.
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

10.11

Employment Agreement approved January 19, 2017, but effective June 11, 2016 between Mark Duff, Executive Vice President/Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 25, 2017.

10.12	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Mr. John Lash, as incorporated by reference from Exhibit 10.7 to the Company’s 8-K filed on July 15, 2014.
10.13	2015 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 23, 2015.
10.14	2015 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on April 23, 2015.
10.15	2015 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2015, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on April 23, 2015.
10.16	2016 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on February 10, 2016.
10.17	2016 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on February 10, 2016.
10.18	2016 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2016, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on February 10, 2016.
10.19	2017 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 25, 2017.
10.20

2017 Incentive Compensation Plan for Executive Vice President/Chief Operating Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 25, 2017.

10.21	2017 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 25, 2017.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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