Form 10-Q
period 2017-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2017-05-10
CIK 891532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2017
Common Stock, $.001 Par Value	11,698,347 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$134	$163
Accounts receivable, net of allowance for doubtful accounts of $255 and $272, respectively	6,851	8,705
Unbilled receivables - current	4,002	2,926
Inventories	392	370
Prepaid and other assets	2,949	2,358
Finite risk sinking fund receivable	5,949	—
Current assets related to discontinued operations	88	85
Total current assets	20,365	14,607

Property and equipment:
Buildings and land	22,544	22,544
Equipment	33,460	33,454
Vehicles	409	409
Leasehold improvements	11,626	11,626
Office furniture and equipment	1,738	1,738
Construction-in-progress	667	667
	70,444	70,438
Less accumulated depreciation	(54,384)	(53,323)
Net property and equipment	16,060	17,115

Property and equipment related to discontinued operations	81	81

Intangibles and other long term assets:
Permits	8,461	8,474
Other intangible assets - net	1,649	1,721
Accounts receivable - non-current	99	212
Unbilled receivables - non-current	273	216
Finite risk sinking fund	15,573	21,487
Other assets	1,116	1,154
Other assets related to discontinued operations	251	268
Total assets	$63,928	$65,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	March 31,	December 31,
	2017	2016
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,640	$4,244
Accrued expenses	4,408	4,094
Disposal/transportation accrual	1,799	1,390
Deferred revenue	1,782	2,691
Accrued closure costs - current	2,906	2,177
Current portion of long-term debt	1,184	1,184
Current liabilities related to discontinued operations	950	958
Total current liabilities	18,669	16,738

Accrued closure costs	4,325	5,138
Other long-term liabilities	947	931
Deferred tax liabilities	2,397	2,362
Long-term debt, less current portion	5,794	7,649
Long-term liabilities related to discontinued operations	363	361
Total long-term liabilities	13,826	16,441

Total liabilities	32,495	33,179

Commitments and Contingencies (Note 9)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $947and $931, respectively	1,285	1,285

Stockholders' Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,688,991 and 11,677,025 shares issued, respectively; 11,681,349 and 11,669,383 shares outstanding, respectively	11	11
Additional paid-in capital	106,119	106,048
Accumulated deficit	(74,940)	(74,213)
Accumulated other comprehensive loss	(150)	(162)
Less Common Stock held in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders' equity	30,952	31,596
Non-controlling interest in subsidiary	(804)	(725)
Total stockholders' equity	30,148	30,871
Total liabilities and stockholders' equity	$63,928	$65,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2017	2016

Net revenues	$12,707	$10,038
Cost of goods sold	9,988	10,004
Gross profit	2,719	34

Selling, general and administrative expenses	2,850	3,055
Research and development	389	575
Loss on disposal of property and equipment	―	5
Loss from operations	(520)	(3,601)

Other income (expense):
Interest income	35	16
Interest expense	(100)	(168)
Interest expense-financing fees	(9)	(57)
Loss from continuing operations before taxes	(594)	(3,810)
Income tax expense	(81)	(36)
Loss from continuing operations, net of taxes	(675)	(3,846)

Loss from discontinued operations (net of taxes of $0)	(131)	(167)
Net loss	(806)	(4,013)

Net loss attributable to non-controlling interest	(79)	(173)

Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(727)	$(3,840)

Net loss per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$(.05)	$(.32)
Discontinued operations	(.01)	(.01)
Net loss per common share	$(.06)	$(.33)

Number of common shares used in computing net loss per share:
Basic	11,681	11,557
Diluted	11,681	11,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016

Net loss	$(806)	$(4,013)
Other comprehensive income:
Foreign currency translation gain	12	52
Total other comprehensive income	12	52

Comprehensive loss	(794)	(3,961)
Comprehensive loss attributable to non-controlling interest	(79)	(173)
Comprehensive loss attributable to Perma-Fix Environmental Services, Inc. stockholders	$(715)	$(3,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2017

(Unaudited)

	Common Stock			Common	Accumulated	Non-
(Amounts in thousands, except for share amounts)	Shares	Amount	Additional Paid-In Capital	Stock Held In Treasury	Other Comprehensive Loss	controlling Interest in Subsidiary	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2016	11,677,025	$11	$106,048	$(88)	$(162)	$(725)	$(74,213)	$30,871
Net loss	—	—	—	—	—	(79)	(727)	(806)
Foreign currency translation	—	—	—	—	12	—	—	12
Issuance of Common Stock for services	11,966	—	48	—	—	—	—	48
Stock-Based Compensation	—	—	23	—	—	—	—	23
Balance at March 31, 2017	11,688,991	$11	$106,119	$(88)	$(150)	$(804)	$(74,940)	$30,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

.	Three Months Ended
	March 31,
(Amounts in Thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(806)	$(4,013)
Less: loss from discontinued operations, net of taxes of $0	(131)	(167)

Loss from continuing operations, net of taxes	(675)	(3,846)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities :
Depreciation and amortization	1,155	884
Amortization of debt issuance costs	9	123
Deferred tax expense	35	36
(Recovery of) provision for bad debt reserves	(17)	8
Loss on disposal of plant, property, and equipment	―	5
Issuance of common stock for services	48	55
Stock-based compensation	23	28
Changes in operating assets and liabilities of continuing operations
Restricted cash	―	35
Accounts receivable	1,983	1,143
Unbilled receivables	(1,133)	1,829
Prepaid expenses, inventories and other assets	(392)	568
Accounts payable, accrued expenses and unearned revenue	975	(546)
Cash provided by continuing operations	2,011	322
Cash used in discontinued operations	(139)	(184)
Cash provided by operating activities	1,872	138

Cash flows from investing activities:
Purchases of property and equipment	(22)	(9)
Proceeds from sale of plant, property, and equipment	―	1
Payment to finite risk sinking fund	(35)	(16)
Cash used in investing activities of continuing operations	(57)	(24)
Cash provided by investing activities of discontinued operations	17	―
Cash used in investing activities	(40)	(24)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(12,675)	(13,853)
Borrowing on revolving credit	11,115	14,022
Release of proceeds for stock subscription for Perma-Fix Medical S.A. previously held in escrow	―	64
Principal repayments of long term debt	(304)	(577)
Principal repayments of long term debt - related party	―	(375)
Payment of debt issuance costs	―	(71)
Cash used in financing activities	(1,864)	(790)

Effect of exchange rate changes on cash	3	39

Decrease in cash	(29)	(637)
Cash at beginning of period	163	1,435
Cash at end of period	$134	$798

Supplemental disclosure:
Interest paid	$102	$100
Income taxes paid	12	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2017

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2017.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2016 consolidated financial statements referred to above.

Recently Issued Accounting Standards – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," as amended, which will supersede nearly all existing revenue recognition guidance. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for ASU 2014-09, as amended, to the original effective date of the period beginning after December 15, 2016 (including interim reporting periods within those periods). ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the early stages of evaluating this ASU to determine the impact it will have on our financial statements. Also, the Company is currently still reviewing the transition method it will select upon adoption of this guidance.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.”  ASU 2017-01clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.”  This amendment states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs were also updated to reflect this update. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

3.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

				March 31, 2017			December 31, 2016
	Useful			Gross		Net	Gross		Net
	Lives			Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)			Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	3	-	17	$586	(282)	$304	$577	$(274)	$303
Software		3		405	(388)	17	405	(383)	22
Customer relationships		12		3,370	(2,042)	1,328	3,370	(1,974)	1,396
Permit		10		545	(441)	104	545	(428)	117
Total				$4,906	$(3,153)	$1,753	$4,897	$(3,059)	$1,838

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the one definite-lived permit):

Amount
Year	(In thousands)

2017 (remaining)	$278
2018	337
2019	254
2020	218
2021	198

Amortization expenses relating to the definite-lived intangible assets as discussed above were $94,000 and $101,000 for the three months ended March 31, 2017 and 2016, respectively.

4.	Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.

On January 13, 2017, the Company granted 6,000 options from the Company’s 2003 Outside Directors Stock Plan to a new director elected by the Company’s Board of Directors (“Board”) to fill the vacancy left by Mr. Jack Lahav who retired from the Board in October 2016. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $3.79 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan. No stock options were granted during the first quarter of 2016.

The summary of the Company’s total Stock Option Plans as of March 31, 2017, as compared to March 31, 2016, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Options outstanding January 1, 2017	247,200	$6.69
Granted	6,000	3.79
Exercised	─	─
Forfeited/expired	(30,000)	5.00
Options outstanding end of period (1)	223,200	$6.84	4.7	$4,380
Options exercisable at March 31, 2017(1)	163,867	$7.87	4.5	$4,380
Options exercisable and expected to be vested at March 31, 2017	223,200	$6.84	4.7	$4,380

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2016	218,200	$7.65
Granted	─	─
Exercised	─	─
Forfeited/expired	─	─
Options outstanding end of period (1)	218,200	$7.65	4.6	$13,980
Options exercisable at March 31, 2016(1)	181,533	$8.18	4.6	$13,980
Options exercisable and expected to be vested at March 31, 2016	212,333	$7.72	4.6	$13,980

(1)	Options with exercise prices ranging from $2.79 to $14.75
(2)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted on January 13, 2017 as discussed above and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

Outside Director Stock Options Granted
January 13, 2017
Weighted-average fair value per option	$2.63
Risk -free interest rate (1)	2.40%
Expected volatility of stock (2)	56.32%
Dividend yield	None
Expected option life (3) (years)	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2017 and 2016 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2017	2016
Employee Stock Options	$11,000	$13,000
Director Stock Options	12,000	15,000
Total	$23,000	$28,000

As of March 31, 2017, the Company has approximately $83,000 of total unrecognized compensation cost related to unvested options, of which $37,000 is expected to be recognized in remaining 2017, $33,000 in 2018, with the remaining $13,000 in 2019.

During the three months ended March 31, 2017, the Company issued a total of 11,966 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $53,000 in compensation expenses (included in selling, general and administration expenses) in connection with the issuance of shares of its common stock to outside directors.

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

	Three Months Ended
	(Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2017	2016
Net loss attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Loss from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(596)	$(3,673)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(131)	(167)
Net loss attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(727)	$(3,840)

Basic loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.06)	$(.33)

Diluted loss per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.06)	$(.33)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,681	11,557
Add: dilutive effect of stock options	—	—
Diluted weighted average shares outstanding	11,681	11,557

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	205	183

6.	Long Term Debt

Long-term debt consists of the following at March 31, 2017 and December 31, 2016:

(Amounts in Thousands)	March 31, 2017		December 31, 2016
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due March 24, 2021. Effective interest rate for the first quarter of 2017 was 3.9%. (1)	$2,243		$3,803
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $102, balance due on March 24, 2021. Effective interest rate for first quarter of 2017 was 4.3%. (1) (2)	4,735	(3)	5,030	(3)
Total debt	6,978		8,833
Less current portion of long-term debt	1,184		1,184
Long-term debt	$5,794		$7,649

(1)	Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2)	Prior to April 1, 2016, the monthly installment payment under the term loan was approximately $190,000.

(3)	Net of debt issuance costs of ($142,000) and ($151,000) at March 31, 2017 and December 31, 2016, respectively.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”), provides the Company with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“term loan”) of approximately $6,100,000, which requires monthly installments of approximately $101,600 (based on a seven-year amortization).

Under the Amended Loan Agreement, the Company has the option of paying an annual rate of interest due on the revolving credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%.

Pursuant to the Amended Loan Agreement, the Company may terminate the Amended Loan Agreement, upon 90 days’ prior written notice upon payment in full of its obligations under the Amended Loan Agreement. The Company agreed to pay PNC 1.0% of the total financing in the event the Company had paid off its obligations on or before March 23, 2017, .50% of the total financing if the Company pays off its obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if the Company pays off its obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if the Company pays off its obligations after March 23, 2019.

As of March 31, 2017, the availability under our revolving credit was $2,350,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,250,000 that our lender had previously imposed.

Pursuant to an amendment that the Company entered into with its lender on November 17, 2016, the lender included a “Condition Subsequent” in the amendment which requires the Company to receive restricted cash from a finite risk sinking fund in connection with its Perma-Fix Northwest Richland, Inc. (“PFNWR”) closure policy. Immediately upon the receipt of funds, the Company’s lender is to place another $750,000 restriction on the Company’s borrowing availability resulting in a total of $2,000,000 restriction on the Company’s borrowing availability (see “Note 9 – Commitments and Contingencies – Insurance” and “Note 14 – Subsequent Events – Closure Policy and Credit Facility” for further information of the PFNWR closure policy and the receipt of the related sinking funds).

The Company’s credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly financial covenants in the first quarter of 2017 and expects to meet its quarterly financial covenants in each of the remaining quarters of 2017 and beyond.

7.	PF Medical

The Company’s Medical Segment (consists of our majority-owned Polish subsidiary, Perma-Fix Medical S.A. and its wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFM Corporation”) (together known as “PF Medical”)) has not generated any revenue as it has been primarily in the research and development (“R&D”) stage. During the latter part of 2016, the Medical Segment ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. The Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise.

On October 11, 2016, the Company and its Medical Segment entered into a letter of intent (“LOI”) with a private investor, subject to certain closing and other conditions, including, but not limited to, the execution of a definitive agreement, for the purchase of Preferred Shares in PFM Corporation at a price of $8.00 per share. The termination date of the LOI has since expired but the parties continue to negotiate definitive agreements. If this transaction closes, it is anticipated that the definitive agreements would provide the following proposed terms, among other things, the investor would purchase between $8,000,000 to $12,000,000 of PFM Corporation Preferred Shares, with such investment to be made in one or two installments, with the second installment to occur within 120 days after the initial closing. The Preferred Shares of PFM Corporation to be issued to the investor would be voting securities and, after completion of both closings, depending on the amount of the total investment, the investor could own a majority of PFM Corporation’s issued and outstanding voting securities and Perma-Fix Medical S.A. would own the remaining balance of PFM Corporation’s voting securities. Subject to certain terms and conditions, at each closing, the investor would also receive a warrant to purchase a certain number of shares of PFM Corporation’s common stock. Both warrants would be for a term of 48 months and at an exercise price of $9.00 for each three quarters of one share. In addition, at each closing, the Company would receive a 48 month warrant, subject to certain terms and conditions, to purchase a certain number of shares of PFM Corporation’s common stock at an exercise price of $14.00 per share. Further, the Company would be repaid $2,300,000 or more of the amounts owed to it by the Medical Segment.

8.	East Tennessee Materials and Energy Corporation (“M&EC”)

The Company continues its plan to close its M&EC facility by the end of the M&EC’s lease term of January 21, 2018. Operations at the M&EC facility are continuing during the remaining term of the lease and the facility is in the process of transitioning waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, the Company continues with the required clean-up/maintenance procedures at M&EC’s Oak Ridge, Tennessee facility in accordance with M&EC’s Resource Conservation and Recovery Act (“RCRA”) permit requirements.

At March 31, 2017, total accrued closure liabilities for our M&EC subsidiary totaled approximately $2,906,000 which are recorded as current liabilities. At December 31, 2016, M&EC had long-term closure liabilities of approximately $881,000 which were reclassified to current at March 31, 2017. The following reflects changes to the closure liabilities for the M&EC subsidiary from year end 2016:

Amounts in thousands
Balance as of December 31, 2016	3,058
Accretion expense	47
Payments	(199)
Balance as of March 31, 2017	$2,906

During the first quarter of 2017 and 2016, M&EC’s revenues were approximately $3,379,000 and $1,377,000, respectively.

9.	Commitments and Contingencies

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. All of the required payments for this finite risk insurance policy, as amended, were previously made by the Company. At March 31, 2017, our financial assurance coverage amount under this policy totaled approximately $29,473,000. The Company has recorded $15,573,000 and $15,546,000 in sinking funds related to this policy in other long term assets on the accompanying Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively, which includes interest earned of $1,102,000 and $1,075,000 on the sinking funds as of March 31, 2017 and December 31, 2016, respectively. Interest income for the three months ended March 31, 2017 and 2016 was approximately $27,000 and $14,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, the Company entered into a second finite risk insurance policy for our PFNWR (“PFNWR policy”) facility with AIG. The policy provided an initial $7,800,000 of financial assurance coverage with an annual growth rate of 1.5%, which at the end of the four year term policy, provides maximum coverage of $8,200,000. The Company has made all of the required payments on this policy. At March 31, 2017, our financial assurance coverage amount under this policy totaled approximately $7,973,000. The Company had initially recorded $5,949,000 and $5,941,000 in sinking funds related to this policy in other long term assets on the accompanying Consolidated Balance Sheets at March 31, 2017 (see a discussion of the subsequent reclassification of the $5,949,000 in finite risk sinking funds at March 31, 2017 to finite risk sinking fund receivable in current assets on the accompanying Consolidated Balance Sheets at March 31, 2017 below) and December 31, 2016, respectively, which includes interest earned of $249,000 and $241,000 on the sinking fund as of March 31, 2017 and December 31, 2016, respectively. Interest income for the three months ended March 31, 2017 and 2016 was approximately $8,000 and $2,000, respectively. This policy has been renewed annually at the end of the four year term with a nominal fee for the variance between the coverage requirement and the sinking fund balance.

During the latter part of 2016, the Company initiated a plan to secure other options in providing financial assurance coverage for our PFNWR facility, including acquiring a separate bonding mechanism that would allow for the release of the sinking funds securing the PFNWR policy as discussed above. At March 31, 2017, the Company was waiting for final approvals on the releases of the PFNWR policy from state and federal regulators (the releases were obtained by the Company subsequent to quarter ended March 31, 2017). The releases allow the Company to cancel the PFNWR policy with AIG which would result in the release of the approximate $5,949,000 in sinking funds securing the PFNWR policy back to the Company. The Company has acquired a new bonding mechanism in the required amount of approximately $7,000,000 (“new bonds”) to replace the PFNWR policy in providing financial assurance for the PFNWR facility. The new bonds require approximately $2,500,000 in collateral and the new bonding agency has agreed to allow the Company to provide this collateral with a standby letter of credit to be issued by the Company’s lender upon AIG’s release of the approximate $5,949,000 in finite sinking funds under the PFNWR policy which is expected to be completed in the second quarter of 2017. Accordingly, at March 31, 2017, the Company reclassified the $5,949,000 in finite risk sinking funds initially included in other long term assets on the accompanying Consolidated Balance Sheets to finite risk sinking fund receivable included in current assets on the accompanying Consolidated Balance Sheets (See “Note 14 – Subsequent Events – Closure Policy and Credit Facility” for release of the finite sinking fund by AIG).

Letter of Credits and Bonding Requirements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2017, the total amount of these bonds and letters of credit outstanding was approximately $8,435,000 (which include bonds purchased totaling approximately $7,000,000 for our PFNWR facility as discussed above), of which the majority of the amount relates to various bonding requirements.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which is currently undergoing closure, subject to final regulatory approval.

The Company’s discontinued operations had losses of $131,000 and $167,000 for the three months ended March 31, 2017 and 2016 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(Amounts in Thousands)	2017	2016
Current assets
Other assets	$88	$85
Total current assets	88	85
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	251	268
Total long-term assets	332	349
Total assets	$420	$434
Current liabilities
Accounts payable	$4	$13
Accrued expenses and other liabilities	270	268
Environmental liabilities	676	677
Total current liabilities	950	958
Long-term liabilities
Closure liabilities	115	113
Environmental liabilities	248	248
Total long-term liabilities	363	361
Total liabilities	$1,313	$1,319

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations include a note receivable in the amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At March 31, 2017, the outstanding amount on this note receivable totaled approximately $320,000, of which approximately $69,000 is included in “Current assets related to discontinued operations” and approximately $251,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

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

Our reporting segments are defined as below:

TREATMENT SEGMENT reporting includes:

-

nuclear, low-level radioactive, mixed, hazardous and non-hazardous waste treatment, processing and disposal services primarily through the Company’s four uniquely licensed and permitted treatment and storage facilities; and

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

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three months ended March 31, 2017 and 2016 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2017

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$10,034	$2,673	—	$12,707	$—	$12,707
Intercompany revenues	16	3	—	19	—	—
Gross profit	2,687	32	—	2,719	—	2,719
Research and development	181	—	200	381	8	389
Interest income	—	—	—	—	35	35
Interest expense	(8)	(1)	—	(9)	(91)	(100)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	1,009	136	—	1,145	10	1,155
Segment income (loss) before income taxes	1,602	(707)	(200)	695	(1,289)	(594)
Income tax expense	(80)	—	—	(80)	(1)	(81)
Segment income (loss)	1,522	(707)	(200)	615	(1,290)	(675)
Expenditures for segment assets	15	7	—	22	—	22

Segment Reporting for the Quarter Ended March 31, 2016

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,204	$2,834	—	$10,038	$—	$10,038
Intercompany revenues	4	5	—	9	—	—
Gross profit	(138)	172	—	34	—	34
Research and development	106	26	438	570	5	575
Interest income	—	—	—	—	16	16
Interest expense	(2)	—	—	(2)	(166)	(168)
Interest expense-financing fees	—	—	—	—	(57)	(57)
Depreciation and amortization	713	161	—	874	10	884
Segment loss before income taxes	(1,248)	(725)	(438)	(2,411)	(1,399)	(3,810)
Income tax expense	(36)	—	—	(36)	—	(36)
Segment loss	(1,284)	(725)	(438)	(2,447)	(1,399)	(3,846)
Expenditures for segment assets	8	—	1	9	—	9

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expense was $81,000 and $36,000 for continuing operations for the three months ended March 31, 2017 and the corresponding period of 2016, respectively. The Company’s effective tax rate was approximately (13.6%) for the three months ended March 31, 2017 as compared to a tax rate of approximately (0.9%) for the corresponding period of 2016.

13.	Employment Agreements and Management Incentive Plans (“MIP”)

Employment Agreement and MIPs

The Company entered into an employment agreement (the “Employment Agreement”) with Mr. Mark Duff, Executive Vice President/Chief Operating Officer (“EVP/COO”) during January 2017, which was effective as of as of June 11, 2016, the effective date of Mr. Duff’s employment with the Company. The Employment Agreement has a term of three years from June 11, 2016. Pursuant to the Employment Agreement, Mr. Duff will continue to serve as the Company’s EVP/COO, with an annual base salary of $267,000. The Employment Agreement provides annual base salary, bonuses (including MIP as approved by our Board), and other benefits commonly found in such agreements. In addition, the Employment Agreement provides that in the event of termination of such officer without cause or termination by the officer for good reason (as such terms are defined in the Employment Agreement), the terminated officer shall receive payments of an amount equal to benefits that have accrued as of the termination but had not yet been paid, plus an amount equal to one year’s base salary at the time of termination. In addition, each of the employment agreements provide that in the event of a change in control (as defined in the Employment Agreement), all outstanding stock options to purchase the Company’s common stock granted to, and held by, the officer covered by the employment agreement to be immediately vested and exercisable.

On January 19, 2017, the Board and the Compensation and Stock Option Committee (“Compensation Committee”) approved individual MIPs for Dr. Louis Centofanti (President and Chief Executive Officer (“CEO”)), Mr. Mark Duff, EVP/COO, and Mr. Ben Naccarato, (Chief Financial Officer (“CFO”)). The MIPs are effective January 1, 2017. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP provides cash compensation based on achievement of certain performance thresholds, with the amount of such compensation established as a percentage of base salary. The potential target performance compensation ranges from 5% to 100% of the 2017 base salary for the CEO ($13,962 to $279,248), 5% to 100% of the 2017 base salary for the EVP/COO ($13,350 to $267,000), and 5% to 100% of the 2017 base salary for the CFO ($11,475 to $229,494).

14.	Subsequent Events

Closure Policy and Credit Facility

As discussed in “Note 9 – Commitment and Contingencies- Insurance,” the Company has a closure policy for our PFNWR facility with AIG (“PFNWR policy”) which provides financial assurance to the State of Washington in the event of closure of the PFNWR facility. This PFNWR policy was collateralized by finite risk sinking funds in the amount of approximately $5,949,000 at March 31, 2017. In April 2017, the Company received final releases from state and federal regulators from the PFNWR policy which enabled the Company to cancel the PFNWR policy resulting in the release of approximate $5,951,000 (which included additional interest of $2,000 earned on the finite risk sinking funds since March 31, 2017) in finite sinking funds previously held by AIG back to the Company. The funds were used to pay off the Company’s revolving credit, with the remaining to be used for general working capital needs. Upon receipt of the $5,951,000 in finite sinking funds, the Company and its lender executed a standby letter of credit in the amount of $2,500,000 as collateral for the new bonding mechanism which the Company’s PFNWR facility acquired during the first quarter of 2017 to replace the PFNWR policy in providing financial assurance requirements (see “Note 9 – Commitment and Contingencies – Insurance” for further information of this required collateral under the new bonding mechanism). In addition, the Company’s lender placed an additional $750,000 restriction on the Company’s borrowing availability pursuant to the “Condition Subsequent” clause as noted in the November 17, 2016 amendment as discussed in “Note 6 – Long-Term Debt.” After receipt of the $5,951,000 in finite risk sinking funds, the issuance of the $2,500,000 standby letter of credit, and the additional $750,000 borrowing restriction placed by the Company’s lender, the Company’s borrowing availability under our credit facility increased by approximately $2,701,000.

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

●	demand for our services;

●	continue to focus on expansion into both commercial and international markets to increase revenues;
●	reductions in the level of government funding in future years;
●	ability of our Medical Segment to fund its R&D program;
●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in remaining quarters of 2017 and through the first half of 2018;
●	cash flow requirements;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our credit facility are sufficient to service our segments’ obligations;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	further reduce or delay or eliminate R&D program if the Medical Segment is unable to raise the necessary capital;
●	definitive agreement for PF Medical; and
●	potential sites for violations of environmental laws and remediation of our facilities.

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

●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;

●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2016 Form 10-K.

Overview

Revenue increased $2,669,000 or 26.6% to $12,707,000 for the three months ended March 31, 2017 from $10,038,000 for the corresponding period of 2016. The increase was primarily within our Treatment Segment where revenue increased $2,830,000 or 39.3% primarily due to higher volume. Revenue from Services Segment decreased by $161,000 or 5.7%. Gross profit increased $2,685,000 or 7,897.1% primarily due to increased revenue in the Treatment Segment. Selling, General, and Administrative (“SG&A”) expenses decreased $205,000 or 6.7% for the three months ended March 31, 2017 as compared to the corresponding period of 2016.

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

Our cash flow requirements during the first three months of 2017 were primarily financed by our operations and credit facility. As previously disclosed, during the latter part of 2016, our Medical Segment ceased a substantial portion of its research and development (“R&D”) activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise. A subsidiary within our Medical Segment has entered into a letter of intent (“LOI”) to raise capital, which is subject to the completion of a definitive agreement. Although the LOI has expired, the parties to the LOI are continuing to negotiate definitive agreements as of the date of this report (see “Liquidity and Capital Resources - Financing Activities” in this “Management’s Discussion and Analysis” for a further discussion of this proposed transaction). If the Medical Segment is unable to raise the necessary capital, the Medical Segment would be required to further reduce or delay or eliminate its R&D program.

Our majority-owned Polish subsidiary (Medical Segment) is currently undergoing its year end 2016 audit, and, since the above described potential funding transaction may not be completed as of the completion of the audit, the audit of the Polish subsidiary may be subject to a going concern opinion.

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

Summary – Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2017	%	2016	%
Net revenues	$12,707	100.0	$10,038	100.0
Cost of good sold	9,988	78.6	10,004	99.7
Gross profit	2,719	21.4	34	.3
Selling, general and administrative	2,850	22.4	3,055	30.4
Research and development	389	3.1	575	5.7
Loss on disposal of property and equipment	—	—	5	—
Loss from operations	$(520)	(4.1)	$(3,601)	(35.8)
Interest income	35	.3	16	.2
Interest expense	(100)	(.8)	(168)	(1.7)
Interest expense-financing fees	(9)	(.1)	(57)	(.6)
Loss from continuing operations before taxes	(594)	(4.7)	(3,810)	(37.9)
Income tax expense	(81)	(.6)	(36)	(.4)
Loss from continuing operations	$(675)	(5.3)	$(3,846)	(38.3)

Consolidated revenues increased $2,669,000 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, as follows:

(In thousands)	2017	% Revenue	2016	% Revenue	Change	% Change
Treatment
Government waste	$7,310	57.6	$4,968	49.5	$2,342	47.1
Hazardous/non-hazardous	1,334	10.5	1,085	10.8	249	22.9
Other nuclear waste	1,390	10.9	1,151	11.5	239	20.8
Total	10,034	79.0	7,204	71.8	2,830	39.3

Services
Nuclear services	2,091	16.4	2,385	23.7	(294)	(12.3)
Technical services	582	4.6	449	4.5	133	29.6
Total	2,673	21.0	2,834	28.2	(161)	(5.7)

Total	$12,707	100.0	$10,038	100.0	$2,669	26.6

Net Revenue

Treatment Segment revenue increased $2,830,000 or 39.3% for the three months ended March 31, 2017 over the same period in 2016. The revenue increase was primarily due to higher revenue generated from government clients of approximately $2,342,000 or 47.1% due to higher volume. Services Segment revenue decrease by $161,000 or 5.7% in the three months ended March 31, 2017 from the corresponding period of 2016. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project varies. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold decreased $16,000 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, as follows:

		%		%
(In thousands)	2017	Revenue	2016	Revenue	Change
Treatment	$7,347	73.2	$7,342	101.9	$5
Services	2,641	98.8	2,662	93.9	(21)
Total	$9,988	78.6	$10,004	99.7	$(16)

Cost of goods sold for the Treatment Segment increased slightly by approximately $5,000 or .07% primarily due to higher revenue. Our overall fixed costs were higher by approximately $301,000 resulting from the following: depreciation expense was higher by approximately $296,000 due to the re-evaluation of the estimated useful lives of our East Tennessee Materials and Energy Corporation (“M&EC”) facility’s remaining tangible assets conducted during the second quarter of 2016 due to the pending closure of the facility by January 2018; regulatory expense was higher by approximately $70,000; maintenance expense was higher by $39,000; general expense was higher by approximately $32,000 in various categories; and salaries and payroll related expenses were lower by approximately $136,000 due to lower headcount. This overall increase in fixed costs was partially offset by lower cost totaling approximately $296,000 in disposal, transportation, lab, material and supplies, and outside services. Services Segment cost of goods sold decreased $21,000 or 0.8% primarily due to the decrease in revenue as discussed above. The decrease in cost of goods sold was primarily in salaries and payroll related, travel, and outside services expenses totaling approximately $76,000. Depreciation expense was lower by approximately $15,000 as certain equipment became fully depreciated by year end 2016. The lower costs were offset by higher material and supplies and disposal expenses totaling approximately $70,000. Included within cost of goods sold is depreciation and amortization expense of $1,134,000 and $852,000 for the three months ended March 31, 2017, and 2016, respectively.

Gross Profit

Gross profit for the quarter ended March 31, 2017 increased $2,685,000 over the corresponding period of 2016, as follows:

		%		%
(In thousands)	2017	Revenue	2016	Revenue	Change
Treatment	$2,687	26.8	$(138)	(1.9)	$2,825
Services	32	1.2	172	6.1	(140)
Total	$2,719	21.4	$34	0.3	$2,685

Gross profit increased primarily due to higher revenue. Treatment Segment gross profit increased $2,825,000 or approximately 2,047.1% and gross margin increased to 26.8% from (1.9%) primarily due to increased revenue from higher volume and revenue mix. In the Services Segment, the decreases in gross profit of $140,000 and gross margin from 6.1% to 1.2% was primarily due to the decrease in revenue as discussed above. As discussed previously, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Selling, General and Administrative (“SG&A)

SG&A expenses decreased $205,000 for the three months ended March 31, 2017, as compared to the corresponding period for 2016, as follows:

(In thousands)	2017	% Revenue	2016	% Revenue	Change
Administrative	$1,216	—	$1,188	—	$28
Treatment	896	8.9	1,001	13.9	(105)
Services	738	27.6	866	30.6	(128)
Total	$2,850	22.4	$3,055	30.4	$(205)

The lower SG&A costs were primarily within the Treatment and Services Segments. Treatment SG&A was lower primarily due to lower salaries and payroll related expenses of approximately $110,000 from lower headcount and lower travel expenses by approximately $22,000. The lower expenses were offset by higher consulting expenses of approximately $18,000 and higher bad debt expense of approximately $9,000. Services Segment SG&A was lower primarily due to the following: outside services was lower by approximately $50,000 resulting from fewer consulting/legal matters; salaries and payroll related expenses were lower by approximately $34,000 as in the prior year, our Services Segment incurred higher salary expenses related to bids and proposal work for potential projects; bad debt expense was lower by approximately $34,000; and depreciation expense was lower by $10,000 as certain fixed assets became fully depreciated by year end 2016. The increase in administrative SG&A was primarily the result of higher outside services expenses by approximately $76,000 resulting from more consulting/business/legal matters which were offset by lower salaries and payroll related expenses by approximately $21,000 and lower general expenses of approximately $27,000 in various categories. Included in SG&A expenses is depreciation and amortization expense of $21,000 and $32,000 for the three months ended March 31, 2017 and 2016, respectively.

R&D

R&D expenses decreased $186,000 for the three months ended March 31, 2017, as compared to the corresponding period for 2016, as follows:

(In thousands)	2017	2016	Change
Administrative	$8	$5	$3
Treatment	181	106	75
Services	—	26	(26)
PF Medical	200	438	(238)
Total	$389	$575	$(186)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The decrease in R&D costs was primarily in the Medical Segment. As disclosed previously, our Medical Segment ceased a substantial portion of its R&D activities in late 2016 due to the need for substantial capital to fund such activities and we anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding (see “Liquidity and Capital Resources – Financing Activities” below for further information regarding our Medical Segment’s capital raise efforts).

Interest Expense

Interest expense decreased approximately $68,000 in the first quarter of 2017 as compared to the corresponding period of 2016 primarily due to $68,000 in loss on debt extinguishment incurred in the first quarter of 2016 as a result of the amendment dated March 24, 2016 that we entered into with our lender which extended the due date of our credit facility, among other things, to March 24, 2021. Excluding this $68,000 loss on debt extinguishment, our interest expense remained constant which was attributed to the following: lower interest from our declining term loan balance and lower interest from the $3,000,000 loan dated August 2, 2013, which was paid in full by us in August 2016. The decrease in interest expense was offset by higher interest from higher average revolver loan balance outstanding in the first quarter of 2017 as compared to the corresponding period of 2016.

Interest Expense- Financing Fees

Interest expense-financing fees decreased approximately $48,000 in the first quarter of 2017 as compared to the corresponding period of 2016. The decrease was primarily due to lower monthly amortized financing fees resulting from our amended credit facility pursuant to the amendment dated March 24, 2016 as discussed above. The decrease was also the result of final amortization of debt discount as financing fees in August 2016 in connection with the issuance of our common stock and two warrants to certain lenders as consideration for the Company receiving a $3,000,000 loan which was paid off by the Company in August 2016.

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility, which is currently undergoing closure, subject to regulatory approval.

We had net losses of $131,000 and $167,000 for our discontinued operations for the three months ended March 31, 2017 and 2016, respectively (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. Our discontinued operations had no revenues for each of the periods noted above.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2017 were primarily financed by our operations and credit facility availability. Our cash flow requirements for the remainder of 2017 and into the first half of 2018 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, planned capital expenditures, and closure spending requirements of approximately $2,906,000 in connection with the pending shut down of our M&EC facility. We plan to fund these requirements from our operations, our credit facility availability, repayment of indebtedness from our Medical Segment if the funding described below is completed, and the finite risk sinking funds that we received in connection with our Perma-Fix Northwest Richland, Inc. (“PFNWR”) financial assurance policy (see a discussion of the receipt of the finite risk sinking funds related to our PFNWR financial assurance policy in “Investing Activities” below). We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, we believe that our cash flows from operations, our available liquidity from our credit facility, and the finite risk sinking funds that we received are sufficient to fund our operations for the remainder of 2017 and into the first half of 2018. As previously disclosed, during the latter part of 2016, our Medical Segment ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. We anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise (see “Liquidity and Capital Resources – Financing Activities” below for a discussion of a LOI that our Medical Segment has entered into with a potential investor).

The following table reflects the cash flow activities during the first three months of 2017:

(In thousands)
Cash provided by operating activities of continuing operations	$2,011
Cash used in operating activities of discontinued operations	(139)
Cash used in investing activities of continuing operations	(57)
Cash provided by investing activities of discontinued operations	17
Cash used in financing activities of continuing operations	(1,864)
Effect of exchange rate changes in cash	3
Decrease in cash	$(29)

As of March 31, 2017, we were in a net borrowing position (revolving credit of approximately $2,243,000). At March 31, 2017, we had cash on hand of approximately $134,000. The cash balance at March 31, 2017, primarily consists of account balances for our foreign subsidiaries.

Operating Activities

Accounts receivable (including Accounts receivable – non-current), net of allowances for doubtful accounts, totaled $6,950,000 at March 31, 2017, a decrease of $1,967,000 from the December 31, 2016 balance of $8,917,000. The decrease was primarily due to increased accounts receivable collections. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

Accounts payable, totaled $5,640,000 at March 31, 2017, an increase of $1,396,000 from the December 31, 2016 balance of $4,244,000. The increase was primarily due to increased payables resulting from higher revenue. Also, we continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual at March 31, 2017, totaled $1,799,000, an increase of $409,000 over the December 31, 2016 balance of $1,390,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During the first three months of 2017, we shipped less waste for disposal.

We had a working capital of $1,696,000 (which included working capital of our discontinued operations) at March 31, 2017, as compared to a working capital deficit of $2,131,000 at December 31, 2016. The improvement in our working capital was primarily the result of the finite risk sinking fund receivable that we recorded in the first quarter of 2017 (see “Investing Activities” below for receipt of the finite risk sinking funds) offset by the reclassification of approximately $881,000 in accrued closure costs from long-term to current resulting from expected spending relating to the pending shut down of our M&EC facility and the increase in our accounts payable.

Investing Activities

For the three months ended March 31, 2017, our purchases of capital equipment totaled approximately $22,000. These expenditures were primarily for improvements in our Treatment and Services Segments. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,000,000 for 2017 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

We have a closure policy for our PFNWR facility with American International Group, Inc. (“AIG”) (“PFNWR policy”) which provides financial assurance to the state of Washington in the event of closure of the PFNWR facility. At March 31, 2017, our financial coverage under this policy stood at approximately $7,973,000 and this PFNWR policy is secured by a finite risk sinking fund in the amount of approximately $5,949,000 which we initially recorded in other long term assets on our Consolidated Balance Sheets at March 31, 2017 (see a discussion of the subsequent reclassification of the $5,949,000 in finite risk sinking funds at March 31, 2017 to finite risk sinking fund receivable in current assets on the accompanying Consolidated Balance Sheets at March 31, 2017 below). During the latter part of 2016, we initiated a plan to secure other options in providing financial assurance coverage for our PFNWR facility, including acquiring a separate bonding mechanism that would allow for the release of the $5,949,000 in sinking funds securing the PFNWR policy as discussed above back to us. At March 31, 2017, we were waiting for final approvals on the releases of the PFNWR policy from state and federal regulators. These releases (see releases obtained below) allow us to cancel the PFNWR policy with AIG resulting in the release of the approximate $5,949,000 in sinking funds securing the PFNWR back to us. During the first quarter of 2017, we acquired a new bonding mechanism in the required amount of approximately $7,000,000 (“new bonds”) to replace the PFNWR policy in providing financial assurance for the PFNWR facility. The new bonds require approximately $2,500,000 in collateral and the new bonding agency agreed to allow us to provide for this collateral with a standby letter of credit to be issued by the Company’s lender upon AIG’s release of the approximate $5,949,000 in finite sinking funds under the PFNWR policy. Accordingly, at March 31, 2017, we reclassified the $5,949,000 in finite risk sinking funds initially included in other long term assets on the accompanying Consolidated Balance Sheets to finite risk sinking fund receivable included in current assets on the accompanying Consolidated Balance Sheet.

In April 2017, we received final releases from state and federal regulators from the PFNWR policy which enabled us to cancel the PFNWR policy resulting in the release of approximate $5,951,000 in finite sinking funds (which included additional interest of $2,000 earned on the finite risk sinking funds since March 31, 2017) previously held as collateral under the PFNWR policy by AIG back to us. The funds were used to pay off our revolving credit, with the remaining to be used for general working capital needs. Upon receipt of the $5,951,000 in finite sinking funds, we executed a standby letter of credit in the amount of $2,500,000 with our lender as collateral for the new bonds. In addition, our lender placed an additional $750,000 restriction on our borrowing availability pursuant to the “Condition Subsequent” clause as noted in the November 17, 2016 amendment as discussed in “Financing Activities” below. After receipt of the $5,951,000 in finite risk sinking funds, the issuance of the $2,500,000 standby letter of credit, and the additional $750,000 borrowing restriction placed by our lender, our borrowing availability under our credit facility increased by approximately $2,701,000.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as subsequently amended (“Amended Loan Agreement”), provides us with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”), subject to the amount of borrowings based on a percentage of eligible receivables (as defined) and (b) a term loan (“term loan”) of approximately $6,100,000, which requires monthly installments of approximately $101,600 (based on a seven-year amortization).

Under the Amended Loan Agreement, we have the option of paying an annual rate of interest due on the revolving credit at prime plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%.

Pursuant to the Amended Loan Agreement, we may terminate the Amended Loan Agreement, upon 90 days’ prior written notice upon payment in full of our obligations under the Amended Loan Agreement. We agreed to pay PNC 1.0% of the total financing in the event we had paid off our obligations on or before March 23, 2017, .50% of the total financing if we pay off our obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if we pay off our obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if we pay off our obligations after March 23, 2019.

At March 31, 2017, the availability under our revolving credit was $2,350,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $1,250,000 that our lender had previously imposed.

Pursuant to an amendment that we entered into with our lender on November 17, 2016, our lender included a “Condition Subsequent” in the amendment which requires us to receive restricted finite sinking funds in connection with our PFNWR closure policy (see “Investing Activities” above for further discussion of the receipt of the finite risk sinking funds in connection with our PFNWR facility). Immediately upon the receipt of funds, our lender placed another $750,000 restriction on our borrowing availability resulting in a total of $2,000,000 restriction on our borrowing availability.

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table illustrates the quarterly financial covenant requirements under our credit facility at March 31, 2017.

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	3.13:1
Minimum tangible adjusted net worth	$26,000	$30,148

We met our quarterly financial covenants in the first quarter of 2017 and we expect to meet these quarterly financial covenant requirements in each of the remaining quarters of 2017 and through the first half of 2018; however, if we fail to meet any of these quarterly financial covenant requirements as noted above and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On October 11, 2016, we, our majority-owned Polish subsidiary, Perma-Fix Medical S.A (“PFMSA”) and PFMSA’s wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFM Corporation”), a Delaware corporation (“PFMSA” and “PFM Corporation” are together known as “PF Medical”), entered into a letter of intent (“LOI”) with a private investor, subject to certain closing and other conditions, including, but not limited to, the execution of a definitive agreement, for the purchase of Preferred Shares in PFM Corporation at a price of $8.00 per share. The termination date of this LOI has since expired but the parties continue to negotiate definitive agreements. If this transaction closes, it is anticipated that the definitive agreements would provide the following proposed terms, among other things, the investor would purchase between $8,000,000 to $12,000,000 of PFM Corporation Preferred Shares, with such investment to be made in one or two installments, with the second installment to occur within 120 days after the initial closing. The Preferred Shares of PFM Corporation to be issued to the investor would be voting securities and, after completion of both closings, depending on the amount of the total investment, the investor could own a majority of PFM Corporation’s issued and outstanding voting securities and PFMSA would own the remaining balance of PFM Corporation’s voting securities. Subject to certain terms and conditions, at each closing, the investor would also receive a warrant to purchase a certain number of shares of PFM Corporation’s common stock. Both warrants would be for a term of 48 months and at an exercise price of $9.00 for each three quarters of one share. In addition, at each closing, we would receive a 48 month warrant, subject to certain terms and conditions, to purchase a certain number of shares of PFM Corporation’s common stock at an exercise price of $14.00 per share. Further, we would be repaid $2,300,000 or more of the amounts owed to us by the Medical Segment.

If the above-described funding transaction is consummated, the LOI provides that the Board of Directors of PFM Corporation shall consist of seven directors. Two of the directors shall be nominees of the investor, two of the directors shall be nominees of ours, one director shall be a nominee of another stockholder of PFMSA, and two independent directors shall be nominees of the PFM Corporation board.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to office space rental, office equipment rental and equipment rental for contract projects as of March 31, 2017, which total approximately $723,000, payable as follows: $532,000 in the remainder of 2017 with the remaining $191,000 in 2018.

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2017, the total amount of these bonds and letters of credit outstanding was approximately $8,435,000 (which includes $7,000,000 bonding requirement purchased for our PFNWR facility as discussed in “Investing Activities” above), of which the majority of the amount relates to various bonds. Our Treatment Segment also provides closure and post-closure requirements through financial assurance policies through AIG. At March 31, 2017, the closure and post-closure requirements for these facilities were approximately $37,446,000. (See “Liquidity and Capital Resources - Investing Activities” above for the cancellation of our PFNWR financial assurance policy and the release of the related sinking funds for the PFNWR financial assurance closure policy).

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We performed services relating to waste generated by the federal government, either directly as a prime contractor or indirectly for others as a subcontractor to the federal government, representing approximately $9,378,000 or 73.8% of our total revenue during the three months ended March 31, 2017, as compared to $6,364,000 or 63.4% of our total revenue during the corresponding period of 2016.

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

At March 31, 2017, we had total accrued environmental remediation liabilities of $924,000, of which $676,000 is recorded as a current liability, which reflects a decrease of $1,000 from the December 31, 2016 balance of $925,000. No material changes in remediation liabilities have occurred since December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2017.

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

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits
(a)	Exhibits
10.1

Employment Agreement approved January 19, 2017, but effective June 11, 2016 between Mark Duff, Executive Vice President/Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 25, 2017.

10.2	2017 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.2 to the Company’s 8-K filed on January 25, 2017.
10.3

2017 Incentive Compensation Plan for Executive Vice President/Chief Operating Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.3 to the Company’s 8-K filed on January 25, 2017.

10.4	2017 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2017, as incorporated by reference from Exhibit 99.4 to the Company’s 8-K filed on January 25, 2017.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 10, 2017	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief (Principal) Executive Officer

Date: May 10, 2017	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer and