Form 10-Q
period 2018-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2018-05-10
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2018
Common Stock, $.001 Par Value	11,762,548 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,916	$1,063
Accounts receivable, net of allowance for doubtful accounts of $725 and $720, respectively	4,762	7,940
Unbilled receivables - current	4,574	4,547
Inventories	317	393
Prepaid and other assets	3,304	3,281
Current assets related to discontinued operations	94	89
Total current assets	15,967	17,313

Property and equipment:
Buildings and land	23,806	23,806
Equipment	33,254	33,182
Vehicles	379	393
Leasehold improvements	11,549	11,549
Office furniture and equipment	1,670	1,670
Construction-in-progress	826	653
Total property and equipment	71,484	71,253
Less accumulated depreciation	(56,654)	(56,383)
Net property and equipment	14,830	14,870

Property and equipment related to discontinued operations	81	81

Intangibles and other long term assets:
Permits	8,406	8,419
Other intangible assets - net	1,432	1,487
Unbilled receivables - non-current	92	184
Finite risk sinking fund	15,726	15,676
Other assets	1,272	1,313
Other assets related to discontinued operations	176	195
Total assets	$57,982	$59,538

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	March 31, 2018	December 31, 2017
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,616	$3,537
Accrued expenses	4,785	4,782
Disposal/transportation accrual	1,478	2,071
Deferred revenue	4,620	4,311
Accrued closure costs - current	1,864	2,791
Current portion of long-term debt	1,184	1,184
Current liabilities related to discontinued operations	892	905
Total current liabilities	18,439	19,581

Accrued closure costs	5,579	5,604
Other long-term liabilities	1,207	1,191
Deferred tax liabilities	1,716	1,694
Long-term debt, less current portion	2,367	2,663
Long-term liabilities related to discontinued operations	351	359
Total long-term liabilities	11,220	11,511

Total liabilities	29,659	31,092

Commitments and Contingencies (Note 9)

Series B Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share plus accrued and unpaid dividends of $1,011 and $995, respectively	1,285	1,285

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	―	―
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,754,697 and 11,738,623 shares issued, respectively; 11,747,055 and 11,730,981 shares outstanding, respectively	12	12
Additional paid-in capital	106,523	106,417
Accumulated deficit	(78,074)	(77,893)
Accumulated other comprehensive loss	(120)	(112)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	28,253	28,336
Non-controlling interest	(1,215)	(1,175)
Total stockholders’ equity	27,038	27,161

Total liabilities and stockholders’ equity	$57,982	$59,538

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2018	2017

Revenues	$12,658	$12,707
Cost of goods sold	9,337	9,988
Gross profit	3,321	2,719

Selling, general and administrative expenses	2,780	2,850
Research and development	232	389
Gain on disposal of property and equipment	(8)	―
Income (loss) from operations	317	(520)

Other income (expense):
Interest income	49	35
Interest expense	(53)	(100)
Interest expense-financing fees	(9)	(9)
Income (loss) from continuing operations before taxes	304	(594)
Income tax expense	(51)	(81)
Income (loss) from continuing operations, net of taxes	253	(675)

Loss from discontinued operations (net of taxes of $0)	(157)	(131)
Net income (loss)	96	(806)

Net loss attributable to non-controlling interest	(40)	(79)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$136	$(727)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$.02	$(.05)
Discontinued operations	(.01)	(.01)
Net income (loss) per common share	$.01	$(.06)

Number of common shares used in computing net income (loss) per share:
Basic	11,747	11,681
Diluted	11,773	11,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2018	2017

Net income (loss)	$96	$(806)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(8)	12
Total other comprehensive (loss) income	(8)	12

Comprehensive income (loss)	88	(794)
Comprehensive loss attributable to non-controlling interest	(40)	(79)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$128	$(715)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2018

(Unaudited)

			Additional	Common Stock	Accumulated Other	Non-controlling		Total
	Common Stock		Paid-In	Held In	Comprehensive	Interest in	Accumulated	Stockholders’
(Amounts in thousands, except for share amounts)	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity

Balance at December 31, 2017	11,738,623	$12	$106,417	$(88)	$(112)	$(1,175)	$(77,893)	$27,161
Adoption of accounting standards updates (Note 2)							(317)	(317)
Net income (loss)	―	―	―	―	―	(40)	136	96
Foreign currency translation	―	―	―	―	(8)	―	―	(8)
Issuance of Common Stock for services	16,074	―	60	―	―	―	―	60
Stock-Based Compensation	―	―	46	―	―	―	―	46
Balance at March 31, 2018	11,754,697	$12	$106,523	$(88)	$(120)	$(1,215)	$(78,074)	$27,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$96	$(806)
Less: loss from discontinued operations, net of taxes of $0	(157)	(131)

Income (loss) from continuing operations, net of taxes	253	(675)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities :
Depreciation and amortization	372	1,155
Amortization of debt issuance costs	8	9
Deferred tax expense	22	35
Provision for (recovery of) bad debt reserves	13	(17)
Gain on disposal of plant, property, and equipment	(8)	―
Issuance of common stock for services	60	48
Stock-based compensation	46	23
Changes in operating assets and liabilities of continuing operations
Accounts receivable	3,165	1,983
Unbilled receivables	65	(1,133)
Prepaid expenses, inventories and other assets	348	(392)
Accounts payable, accrued expenses and unearned revenue	(1,729)	975
Cash provided by continuing operations	2,615	2,011
Cash used in discontinued operations	(181)	(139)
Cash provided by operating activities	2,434	1,872

Cash flows from investing activities:
Purchases of property and equipment	(248)	(22)
Proceeds from sale of plant, property, and equipment	8	―
Payment to finite risk sinking fund	(50)	(35)
Cash used in investing activities of continuing operations	(290)	(57)
Cash provided by investing activities of discontinued operations	17	17
Cash used in investing activities	(273)	(40)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(14,033)	(12,675)
Borrowing on revolving credit	14,033	11,115
Principal repayments of long term debt	(304)	(304)
Cash used in financing activities	(304)	(1,864)

Effect of exchange rate changes on cash	(4)	3

Increase (decrease) in cash	1,853	(29)
Cash at beginning of period	1,063	163
Cash at end of period	$2,916	$134

Supplemental disclosure:
Interest paid	$54	$102
Income taxes paid	96	12

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2018

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

1.	Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2018.

The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2017 consolidated financial statements referred to above.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”), which superseded nearly all existing revenue recognition guidance. Topic 606 provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new standard, a five-step process is utilized in order to determine revenue recognition, depicting the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 also requires additional disclosure surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Topic 606 is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The new standard permits two implementation approaches: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company adopted Topic 606 effective January 1, 2018 under the modified retrospective approach to all contracts as of date of adoption. The Company recognized the cumulative effect of initially adopting Topic 606 as an increase of approximately $317,000 to the opening balance of accumulated deficit at January 1, 2018. The adoption of Topic 606 did not result in significant changes to our revenue recognition model within our Treatment and Services Segments. The cumulative impact to the opening balance of accumulated deficit at January 1, 2018 was primarily driven by changes to the timing of revenue recognition in certain immaterial waste streams within our Treatment Segment. See “Note 3 – Revenue” for additional disclosures related to our revenues under the new standard. The comparative previous period information continues to be reported under the accounting standards in effect for that period. We expect the impact of the adoption of Topic 606 to be immaterial to our consolidated financial statements on an on-going basis.

The cumulative effect of the changes made to our January 1, 2018 unaudited Consolidated Balance Sheet for the adoption of Topic 606 was as follows (in thousands):

	Balance at	Adjustment	Opening balance at
	December 31,	Due to	January 1,
	2017	Topic 606	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Disposal/transportation accrual	$2,071	$(455)	$1,616
Deferred revenue	4,311	772	5,083

Stockholders’ Equity:
Accumulated deficit	$(77,893)	$(317)	$(78,210)

In accordance with Topic 606 requirements, the disclosure of the impact of adoption of Topic 606 on our unaudited Consolidated Balance Sheets, Consolidated Statement of Operations, and Consolidated Statement of Comprehensive Income was as follows (in thousands):

Consolidated Balance Sheet	March 31, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Disposal/transportation accrual	$1,478	$2,003	$(525)
Deferred revenue	4,620	5,507	(887)

Stockholders’ Equity:
Accumulated deficit	$(78,074)	$(78,028)	$(46)

Consolidated Statement of Operations	For the three months ended March 31, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

Revenues	$12,658	$12,773		$(115)
Cost of goods sold	9,337	9,406		(69)
Income from continuing operations, net of taxes	253	299		(46)
Net income attributable to Perma-Fix Services, Inc. common stockholders	136	182		(46)

Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders - basic and diluted:
Continuing operations	$.02	$.02	$	―
Net income per common shares	$.01	$.01	$	―

Consolidated Statement of Comprehensive Income

	For the three months ended March 31, 2018
	As Reported	Balances Before Adoption of Topic 606	Effect of Change Higher/(Lower)

Net income	$96	$142	$(46)
Comprehensive income attributable to Perma-Fix Environmental Services, Inc. stockholders	128	174	(46)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The adoption of these ASUs by the Company effective January 1, 2018 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-16 by the Company effective January 1, 2018 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The adoption of ASU 2017-01 by the Company effective January 1, 2018 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The adoption of ASU 2017-01 by the Company effective January 1, 2018 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Standards – Not Yet Adopted

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

3.	Revenue

The Company accounts for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018 using the modified retrospective method. The majority of our revenue is derived from short term contracts with an original expected length of one year or less.

Performance Obligation

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied.

Treatment Segment Revenues:

Contracts in our Treatment Segment have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Performance obligations are generally satisfied over time using the input method. Under the input method, the Company uses a measure of progress divided into major phases which include receipt, treatment/processing and shipment/final disposal. As major processing phases are completed and the costs are incurred, the proportional percentage of revenue is recognized. Transaction price for Treatment Segment contracts are determined by the stated fixed rate per unit price as stipulated in the contract.

Services Segment Revenues:

Revenues for our Services Segment are generated from time and materials, cost reimbursement or fixed price arrangements:

The Company’s primary obligation to customers in time and materials contracts relate to the provision of services to the customer at the direction of the customer. This provision of services at the request of the customer is the performance obligation, which is satisfied over time. Revenue earned from time and materials contracts is determined using the input method and is based on contractually defined billing rates applied to services performed and materials delivered.

The Company’s primary performance obligation to customers in cost reimbursement contracts is to complete certain tasks and work steams. Each specified work stream or task within the contract is considered to be a separate performance obligation. The transaction price is calculated using an estimated cost to complete the various scope items to achieve the performance obligation as stipulated in the contract. An estimate is prepared for each individual scope item in the contract and the transaction price is allocated on a time and materials basis as services are provided. Revenue from cost reimbursement contracts is recognized over time using the input method based on costs incurred, plus a proportionate amount of fee earned.

Under fixed price contracts, the objective of the project is not attained unless all scope items within the contract are completed and all of the services promised within fixed fee contracts constitute a single performance obligation. Transaction price is estimated based upon the estimated cost to complete the overall project. Revenue from fixed price contract is recognized over time using the output method based on the percentage of project completion multiplied by the total fee as a measure of progress.

The nature of our contracts does not give rise to variable considerations.

Significant Payment Terms

Invoicing is based on schedules established in customer contracts. Payment terms vary by customers but are generally established at 30 days from invoicing.

Disaggregation of Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of our services and provides meaningful disaggregation of each business segment’s results of operations. The following tables present further disaggregation of our revenues by different categories for our Services and Treatment Segments:

	Three Months Ended			Three Months Ended
Revenue by Contract Type	March 31, 2018			March 31, 2017
(In thousands)	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$8,959	$90	$9,049	$10,034	$98	$10,132
Cost reimbursement	―	―	―	―	―	―
Time and materials	―	3,609	3,609	―	2,575	2,575
Total	$8,959	$3,699	$12,658	$10,034	$2,673	$12,707

	Three Months Ended			Three Months Ended
Revenue by generator	March 31, 2018			March 31, 2017
(In thousands)	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$6,536	$3,118	$9,654	$7,371	$2,068	$9,439
Domestic commercial	2,423	402	2,825	2,663	519	3,182
Foreign government	―	153	153	―	65	65
Foreign commercial	―	26	26	―	21	21
Total	$8,959	$3,699	$12,658	$10,034	$2,673	$12,707

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

(In thousands)	March 31, 2018	January 1, 2018	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Account receivables, net of allowance	$4,762	$7,940	$(3,178)	(40.0)%
Unbilled receivables - current	4,574	4,547	27	0.6%
Unbilled receivables - non-current	92	184	(92)	(50.0)%

Contract liabilities
Deferred revenue	$4,620	$5,083	$(463)	(9.1)%

The net decrease in our contract assets was primarily due to increased accounts receivable collections. The Company provides various payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

Revenue recognized for the three months ended March 31, 2018 and 2017 that was included in the contract liability balance at the beginning of each year was $3,811,000 and $2,977,000, respectively. All revenue recognized in each period related to performance obligations satisfied within the respective period.

Incremental Costs to Obtain a Contract

Costs incurred to obtain contracts with our customers are immaterial and as a result, the Company expenses (within selling, general and administration expenses (“SG&A”)) incremental costs incurred in obtaining contracts with our customer as incurred.

Remaining Performance Obligations

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the transition practical expedient in paragraph 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for periods prior to the adoption of Topic 606.

4.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	March 31, 2018				December 31, 2017
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangibles (amount in thousands)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patent	1-17	$673	$(314)	$359	$657	$(306)	$351
Software	3	410	(400)	10	410	(398)	12
Customer relationships	12	3,370	(2,307)	1,063	3,370	(2,246)	1,124
Permit	10	545	(496)	49	545	(483)	62
Total		$4,998	$(3,517)	$1,481	$4,982	$(3,433)	$1,549

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

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the one definite-lived permit):

Amount
Year	(In thousands)

2018 (remaining)	$251
2019	254
2020	218
2121	198
2022	173

Amortization expenses relating to the definite-lived intangible assets as discussed above were $84,000 and $94,000 for the three months ended March 31, 2018 and 2017, respectively.

5.	Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.

On January 18, 2018, the Company granted 6,000 options from the Company’s 2003 Outside Directors Stock Plan to a new director elected by the Company’s Board of Directors (“Board”) to fill a vacancy on the Board. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $4.05 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

On January 13, 2017, the Company granted 6,000 options from the Company’s 2003 Outside Directors Stock Plan to a new director elected by the Company’s Board to fill a vacancy left by Jack Lahav who retired from the Board in October 2016. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $3.79 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted on January 18, 2018 and January 13, 2017 as discussed above and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Outside Director Stock Options Granted
	January 18, 2018	January 13, 2017
Weighted-average fair value per option	$2.55	$2.63
Risk -free interest rate (1)	2.62%	2.40%
Expected volatility of stock (2)	57.29%	56.32%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2018 and 2017 for our employee and director stock options.

	Three Months Ended March 31,
Stock Options	2018	2017
Employee Stock Options	$10,000	$11,000
Director Stock Options	36,000	12,000
Total	$46,000	$23,000

At March 31, 2018, the Company has approximately $547,000 of total unrecognized compensation cost related to unvested options, of which $148,000 is expected to be recognized in remaining 2018, $126,000 in 2019, $114,000 in 2020, $114,000 in 2021, with the remaining $45,000 in 2022.

The summary of the Company’s total Stock Option Plans as of March 31, 2018 and March 31, 2017, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 and 2017 Stock Option Plans and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2018	624,800	$4.42
Granted	6,000	4.05
Exercised	─	─
Forfeited/expired	─	─
Options outstanding end of period (1)	630,800	$4.41	5.3	$259,070
Options exercisable at March 31, 2018(1)	191,467	$6.13	4.7	$46,970
Options exercisable and expected to be vested at March 31, 2018	630,800	$4.41	5.3	$259,070

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2017	247,200	$6.69
Granted	6,000	3.79
Exercised	─	─
Forfeited/expired	(30,000)	5.00
Options outstanding end of period (2)	223,200	$6.84	4.7	$4,380
Options exercisable at March 31, 2017(2)	163,867	$7.87	4.5	$4,380
Options exercisable and expected to be vested at March 31, 2017	223,200	$6.84	4.7	$4,380

(1)	Options with exercise prices ranging from $2.79 to $13.35

(2)	Options with exercise prices ranging from $2.79 to $14.75

(3)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the three months ended March 31, 2018, the Company issued a total of 16,074 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $64,000 in compensation expenses (included in selling, general and administration expenses) in connection with the issuance of shares of its common stock to outside directors.

6.	(Income) Loss Per Share

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

	Three Months Ended (Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2018	2017
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:

Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$293	$(596)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(157)	(131)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$136	$(727)

Basic Income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.01	$(.06)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.01	$(.06)

Weighted average shares outstanding: Basic weighted average shares outstanding	11,747	11,681
Add: dilutive effect of stock options	26	—
Diluted weighted average shares outstanding	11,773	11,681

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include: Stock options	168	205

7.	Long Term Debt

Long-term debt consists of the following at March 31, 2018 and December 31, 2017:

(Amounts in Thousands)	March 31, 2018		December 31, 2017
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due March 24, 2021.(1)	$—		$—

Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $102, balance due on March 24, 2021. Effective interest rate for the first quarter of 2018 was 5.0%. (1)	3,551	(2)	3,847	(2)
Total debt	3,551		3,847
Less current portion of long-term debt	1,184		1,184
Long-term debt	$2,367		$2,663

(1)	Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2)	Net of debt issuance costs of ($107,000) and ($115,000) at March 31, 2018 and December 31, 2017, respectively.

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

Pursuant to the Revised Loan Agreement, the Company may terminate the Revised Loan Agreement, upon 90 days’ prior written notice upon payment in full of its obligations under the Revised Loan Agreement. The Company agreed to pay PNC 1.0% of the total financing had the Company paid off its obligations on or before March 23, 2017, .50% of the total financing had the Company paid off its obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if the Company pays off its obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if the Company pays off its obligations after March 23, 2019.

At March 31, 2018, the borrowing availability under our revolving credit was approximately $2,823,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $2,000,000 that the Company’s lender has imposed. Our borrowing availability under our revolving credit was also reduced by outstanding standby letters of credit totaling approximately $2,660,000.

The Company’s credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly financial covenants in the first quarter of 2018 and expects to meet its quarterly financial covenants in each of the remaining quarters of 2018 and into the first half of 2019.

8.	East Tennessee Materials and Energy Corporation (“M&EC”)

The Company continues its plan to close its M&EC facility by the end of the M&EC’s amended lease term of June 30, 2018. Operations at the M&EC facility are limited during the remaining term of the lease and the facility continues to transition waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Simultaneously, the Company continues with closure and decommissioning activities in accordance with M&EC’s license and permit requirements.

At March 31, 2018, total accrued closure liabilities for our M&EC subsidiary totaled approximately $1,864,000 which are recorded as current liabilities. The following reflects changes to the closure liabilities for the M&EC facility from year end 2017:

Amounts in thousands
Balance as of December 31, 2017	$2,791
Accretion expense	19
Payments	(946)
Balance as of March 31, 2018	$1,864

During the first quarter of 2018 and 2017, M&EC’s revenues were approximately $56,000 and $3,379,000, respectively.

9.	Commitments and Contingencies

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. At March 31, 2018, our financial assurance coverage amount under this policy totaled approximately $29,911,000. The Company has recorded $15,726,000 and $15,676,000 in sinking funds related to this policy in other long term assets on the accompanying Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively, which includes interest earned of $1,255,000 and $1,205,000 on the sinking funds as of March 31, 2018 and December 31, 2017, respectively. Interest income for the three months ended March 31, 2018 and 2017 was approximately $50,000 and $27,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2018, the total amount of standby letters of credit outstanding totaled approximately $2,660,000 and the total amount of bonds outstanding totaled approximately $8,767,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which is currently undergoing closure, subject to final regulatory approval.

The Company’s discontinued operations had net losses of $157,000 and $131,000 for the three months ended March 31, 2018 and 2017 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2018 and December 31, 2017.

(Amounts in Thousands)	March 31, 2018	December 31, 2017
Current assets
Other assets	$94	$89
Total current assets	94	89
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	176	195
Total long-term assets	257	276
Total assets	$351	$365
Current liabilities
Accounts payable	$11	$8
Accrued expenses and other liabilities	262	265
Environmental liabilities	619	632
Total current liabilities	892	905
Long-term liabilities
Closure liabilities	122	120
Environmental liabilities	229	239
Total long-term liabilities	351	359
Total liabilities	$1,243	$1,264

(1)	net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations include a note receivable in the amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At March 31, 2018, the outstanding amount on this note receivable totaled approximately $250,000, of which approximately $74,000 is included in “Current assets related to discontinued operations” and approximately $176,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

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

Our reporting segments are defined as below:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through three uniquely licensed and permitted treatment and storage facilities; and

-	research and development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.
18

SERVICES SEGMENT, which includes:

-	Technical services, which include:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
○	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and
○	on-site waste management services to commercial and governmental customers.

-	Nuclear services, which include:

○	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
○	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

MEDICAL SEGMENT reporting includes: R&D costs for the new medical isotope production technology from our majority-owned Polish subsidiary, PF Medical. The Medical Segment has not generated any revenue as it continues to be primarily in the R&D stage. All costs incurred for the Medical Segment are reflected within R&D in the accompanying Consolidated Statements of Operations.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three months ended March 31, 2018 and 2017 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2018

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,959	$3,699	—	$12,658	$—	$12,658
Intercompany revenues	213	14	—	227	—	—
Gross profit	2,780	541	—	3,321	—	3,321
Research and development	114	—	100	214	18	232
Interest income	—	—	—	—	49	49
Interest expense	—	(1)	—	(1)	(52)	(53)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	240	123	—	363	9	372
Segment income (loss) before income taxes	1,744	(86)	(100)	1,558	(1,254)	304
Income tax expense	(51)	—	—	(51)	—	(51)
Segment income (loss)	1,693	(86)	(100)	1,507	(1,254)	253
Expenditures for segment assets	220	25	—	245	3	248

Segment Reporting for the Quarter Ended March 31, 2017

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$10,034	$2,673	—	$12,707	$—	$12,707
Intercompany revenues	16	3	—	19	—	—
Gross profit	2,687	32	—	2,719	—	2,719
Research and development	181	—	200	381	8	389
Interest income	—	—	—	—	35	35
Interest expense	(8)	(1)	—	(9)	(91)	(100)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	1,009	136	—	1,145	10	1,155
Segment income (loss) before income taxes	1,602	(707)	(200)	695	(1,289)	(594)
Income tax expense	(80)	—	—	(80)	(1)	(81)
Segment income (loss)	1,522	(707)	(200)	615	(1,290)	(675)
Expenditures for segment assets	15	7	—	22	—	22

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expenses were $51,000 and $81,000 for continuing operations for the three months ended March 31, 2018 and the corresponding period of 2017, respectively. The Company’s effective tax rate was approximately (16.8%) for the three months ended March 31, 2018 as compared to a tax rate of approximately (13.6%) for the corresponding period of 2017.

13.	Management Incentive Plans (“MIPs”)

On January 18, 2018, the Company’s Board and Compensation and Stock Option Committee (the “Compensation Committee”) approved individual MIPs for the (“CEO”), Chief Financial Officer (“CFO”), and Executive Vice President (“EVP”) of Strategic Initiatives. Each MIP is effective January 1, 2018 and applicable for the year ended December 31, 2018. Each MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s annual 2018 base salary on the approval date of the MIP. The potential target performance compensation ranges from 5% to 100% of the 2018 base salary for the CEO ($13,350 to $267,000), 5% to 100% of the 2018 base salary for the CFO ($11,475 to $229,494), and 5% to 100% of the 2018 base salary for the EVP of Strategic Initiatives ($11,170 to $223,400).

14. Subsequent Events

M&EC Series B Preferred Stock

The Series B Preferred Stock (the “Series B Preferred Stock”) of the Company’s consolidated subsidiary, M&EC, is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option and sole discretion of M&EC at any time, and from time to time, from and after one year from the date of issuance of the Series B Preferred Stock for the purchase price of $1.00. Holders of shares of M&EC Series B Preferred Stock are entitled to receive, when, as and if declared by M&EC’s board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 5% per share on the liquidation preference of $1.00 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock shall accrue without interest beginning one year from the date of original issuance (June 25, 2001), and shall be payable in cash, if, when, and as declared by M&EC board, quarterly each year commencing on the first dividend due date following the expiration of one year from the date of original issuance. On April 24, 2018, the Company announced a private exchange offer (“Exchange Offer”), to all holders of the M&EC Series B Preferred Stock , to exchange, for every share of Series B Preferred Stock tendered, (a) 0.1050805 shares of newly issued common stock of the Company, par value $.001 per share (“Common Stock”), and (b) cash in lieu of fractional shares of Common Stock that would otherwise be issuable to the tendering holder of Series B Preferred Stock, in an amount equal to such fractional share of Common Stock multiplied by the closing price per share of the Common Stock on the last trading day immediately preceding the expiration date of the Exchange Offer. The Exchange Offer is being made on an all-or-none basis, for all 1,284,730 shares of Series B Preferred Stock outstanding and has an expiration date of May 30, 2018. Assuming all currently outstanding shares of Series B Preferred Stock are tendered for exchange and not validly withdrawn, the Company would issue an amount of its shares of Common Stock not to exceed 135,000. The Company owns 100% of the voting capital stock of M&EC. If the Exchange Offer is consummated, holders of the M&EC Series B Preferred Stock would forfeit all rights of a holder of Series B Preferred Shares, including the right to receive quarterly cash dividends, and the rights to the cumulative accrued and unpaid dividends with M&EC Series B Preferred Stock in the amount of approximately $1,011,000 as of April 1, 2018. M&EC Board has never declared dividends on the Series B Preferred Stock and our credit facility prohibits the payment of cash dividends without the lender’s consent.

The shares of Company common stock to be issued in exchange for shares of M&EC’s Series B Preferred Stock will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and, as a result, will be considered restricted securities that have restrictions on transferability.

This discussion as to an exchange offer does not constitute an offer or an invitation by the Company to participate in the exchange offer in any manner.

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

●	demand for our services;
●	continue to focus on expansion into both commercial and international markets to increase revenues;
●	reductions in the level of government funding in future years;
●	ability of our Medical Segment to fund its R&D program;
●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in the next twelve months;
●	cash flow requirements;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our credit facility are sufficient to service our segments’ obligations for the next twelve months;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated from operations;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	anticipate cash flows to be generated from operations and partial release of restricted finite sinking funds by AIG will provide improvement to our working capital deficit;
●	partial release of finite risk sinking funds by AIG in second half of 2018 as result of M&EC closure;
●	closure of M&EC;
●	working capital improvement;
●	further reduce, delay or eliminate R&D program if the Medical Segment is unable to raise the necessary capital; and
●	potential sites for violations of environmental laws and remediation of our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	ability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;

●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2017 Form 10-K.

Overview

Revenue decreased slightly by $49,000 or 0.4% to $12,658,000 for the three months ended March 31, 2018 from $12,707,000 for the corresponding period of 2017. The decrease was primarily within our Treatment Segment where revenue decreased $1,075,000 or 10.7% primarily due to lower waste volume. Our revenue for the first quarter of 2018 was impacted by the pending closure of our East Tennessee Materials and Energy Corporation (“M&EC”) facility (by June 2018) which generated revenues of approximately $3,379,000 in the first quarter of 2017 as compared to $56,000 in the first quarter of 2018 as we continue to transition waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Revenue from our Services Segment increased by $1,026,000 or 38.4%. Gross profit increased $602,000 or 22.1% primarily due to increased revenue in the Services Segment. Selling, General, and Administrative (“SG&A”) expenses decreased $70,000 or 2.5% for the three months ended March 31, 2018 as compared to the corresponding period of 2017.

Business Environment and Outlook

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment reduced its research and development (“R&D”) activities substantially due to the need for capital to fund such activities. Our Medical Segment continues to seek various sources in order to raise this capital. We anticipate that our Medical Segment R&D activities will be limited until the necessary capital is obtained through its own credit facility or additional equity raise. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

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

Summary – Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2018	%	2017	%
Revenues	$12,658	100.0	$12,707	100.0
Cost of good sold	9,337	73.8	9,988	78.6
Gross profit	3,321	26.2	2,719	21.4
Selling, general and administrative	2,780	22.0	2,850	22.4
Research and development	232	1.8	389	3.1
Gain on disposal of property and equipment	(8)	(.1)	―	―
Income (loss) from operations	$317	2.5	$(520)	(4.1)
Interest income	49	.4	35	.3
Interest expense	(53)	(.4)	(100)	(.8)
Interest expense-financing fees	(9)	(.1)	(9)	(.1)
Income (loss) from continuing operations before taxes	304	2.4	(594)	(4.7)
Income tax expense	(51)	(.4)	(81)	(.6)
Income (loss) from continuing operations	$253	2.0	$(675)	(5.3)

Revenues

Consolidated revenues decreased $49,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change	% Change
Treatment
Government waste	$6,129	48.4	$7,371	58.0	$(1,242)	(16.8)
Hazardous/non-hazardous (1)	1,236	9.8	1,334	10.5	(98)	(7.3)
Other nuclear waste	1,594	12.6	1,329	10.5	265	19.9
Total	8,959	70.8	10,034	79.0	(1,075)	(10.7)

Services
Nuclear services	3,186	25.1	2,091	16.4	1,095	52.4
Technical services	513	4.1	582	4.6	(69)	(11.9)
Total	3,699	29.2	2,673	21.0	1,026	38.4

Total	$12,658	100.0	$12,707	100.0	$(49)	(0.4)

(1) Includes wastes generated by government clients of $407,000 and $0 for the three month ended March 31, 2018 and the corresponding period of 2017, respectively.

Treatment Segment revenue decreased $1,075,000 or 10.7 % for the three months ended March 31, 2018 over the same period in 2017. The revenue decrease was primarily due to lower revenue generated from government clients due to lower waste volume. Our revenue for the first quarter of 2018 was impacted by the pending closure of our M&EC facility which generated revenues of approximately $3,379,000 in the first quarter of 2017 as compared to $56,000 in the first quarter of 2018 as we continue to transition waste shipments and operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Services Segment revenue increased by $1,026,000 or 38.4% in the three months ended March 31, 2018 from the corresponding period of 2017. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project varies. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold decreased $651,000 for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$6,179	69.0	$7,347	73.2	$(1,168)
Services	3,158	85.4	2,641	98.8	517
Total	$9,337	73.8	$9,988	78.6	$(651)

Cost of goods sold for the Treatment Segment decreased approximately $1,168,000 or 15.9% primarily due to lower revenue. Treatment Segment variable costs decreased by approximately $438,000 primarily in disposal, transportation, material and supplies and lab costs due to lower revenue. Our overall fixed costs were lower by approximately $730,000 resulting from the following: depreciation expense was lower by approximately $768,000 due to the full depreciation of our M&EC facility’s tangible assets in 2017 resulting from the pending closure of the facility by June 2018; regulatory expenses were lower by $21,000; maintenance expense was higher by $16,000; general expense was higher by approximately $23,000 in various categories; and salaries and payroll related expenses were higher by approximately $20,000. Services Segment cost of goods sold increased $517,000 or 19.6% primarily due to the increase in revenue as discussed above. The increase in cost of goods sold was primarily in salaries and payroll related, travel, and outside services expenses totaling approximately $595,000. The overall higher costs were partially offset by lower general expenses of approximately $65,000 in various categories and lower depreciation and amortization expenses of $13,000. Included within cost of goods sold is depreciation and amortization expense of $353,000 and $1,134,000 for the three months ended March 31, 2018, and 2017, respectively.

Gross Profit

Gross profit for the quarter ended March 31, 2018 increased $602,000 over the corresponding period of 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$2,780	31.0	$2,687	26.8	$93
Services	541	14.6	32	1.2	509
Total	$3,321	26.2	$2,719	21.4	$602

Treatment Segment gross profit increased by $93,000 and gross margin increased to 31.0% from 26.8% primarily due to revenue mix and the reduction in our fixed costs. The increase in gross profit in the Services Segment of $509,000 and gross margin from 1.2% to 14.6% was primarily due to the increase in revenue as discussed above. As discussed previously, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses decreased $70,000 for the three months ended March 31, 2018, as compared to the corresponding period for 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change
Administrative	$1,225	―	$1,216	―	$9
Treatment	922	10.3	896	8.9	26
Services	633	17.1	738	27.6	(105)
Total	$2,780	22.0	$2,850	22.4	$(70)

The lower SG&A costs were primarily within the Services Segment. Services Segment SG&A was lower primarily due to the following: outside services expenses were lower by approximately $26,000 resulting from fewer consulting/legal matters; salaries and payroll related expenses were lower by approximately $47,000 as in the prior year, our Services Segment incurred higher salary expenses related to bids and proposal work for potential projects; travel expenses were lower by $21,000 and general expenses were lower by approximately $11,000 in various categories. Treatment Segment SG&A was higher primarily due to the following: higher outside services of $47,000 due to more consulting/legal matters; higher general expenses of approximately $71,000 in various categories; higher travel expenses of $10,000; and lower salaries and payroll related expenses of approximately $102,000. The increase in administrative SG&A was primarily due to the following: higher stock-based compensation expenses of approximately $26,000 resulting from options granted to our executive officers in July 2017 and options granted to certain of our employees in October 2017; higher salaries and payroll related expenses by approximately $18,000 ; lower outside services expenses by approximately $26,000 resulting from fewer consulting/business/legal matters; and lower general expenses of approximately $9,000 in various categories. Included in SG&A expenses is depreciation and amortization expense of $19,000 and $21,000 for the three months ended March 31, 2018 and 2017, respectively.

R&D

R&D expenses decreased $157,000 for the three months ended March 31, 2018, as compared to the corresponding period for 2017, as follows:

(In thousands)	2018	2017	Change
Administrative	$18	$8	$10
Treatment	114	181	(67)
Services	―	―	―
PF Medical	100	200	(100)
Total	$232	$389	$(157)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. As disclosed previously, our Medical Segment has ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities and we anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding.

Interest Expense

Interest expense decreased approximately $47,000 in the first quarter of 2018 as compared to the corresponding period of 2017 primarily due to lower interest expense from our declining term loan balance and lower average revolver loan balance outstanding.

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility, which is currently undergoing closure, subject to regulatory approval.

We had net losses of $157,000 and $131,000 for our discontinued operations for the three months ended March 31, 2018 and 2017, respectively (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. Our discontinued operations had no revenues for each of the periods noted above.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2018 were primarily financed by our operations and credit facility availability. Our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, planned capital expenditures, and closure spending requirements of approximately $1,864,000 in connection with the pending closure of our M&EC facility. We plan to fund these requirements from our operations and our credit facility availability. Additionally, as a result of the M&EC facility closure, we expect to receive during the second half of 2018, a partial release of approximately $5,000,000 of the $15,726,000 restricted finite risk sinking funds held by American International Group (“AIG”) as collateral under the financial assurance policy dated June 2003 that we currently have with AIG. This partial release of finite risk sinking funds is subject to approval from AIG and the appropriate regulators and when released, we believe will further enhance our liquidity. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our credit facility are sufficient to fund our operations for the next twelve months. Additionally, the partial release of the finite risk sinking funds that we expect to receive during the second half of 2018 as a result of the M&EC facility closure as discussed above will further provide additional funding for our operations as needed. As previously disclosed, our Medical Segment substantially reduced its R&D activities due to the need for capital to fund such activities. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise. Our Medical Segment continues to seek various sources of potential funding. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activities during the first three months of 2018:

(In thousands)
Cash provided by operating activities of continuing operations	$2,615
Cash used in operating activities of discontinued operations	(181)
Cash used in investing activities of continuing operations	(290)
Cash provided by investing activities of discontinued operations	17
Cash used in financing activities of continuing operations	(304)
Effect of exchange rate changes in cash	(4)
Increase in cash	$1,853

At March 31, 2018, we were in a positive cash position and no revolving credit balance. At March 31, 2018, we had cash on hand of approximately $2,916,000 which includes account balances for our foreign subsidiaries totaling approximately $774,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $4,762,000 at March 31, 2018, a decrease of $3,178,000 from the December 31, 2017 balance of $7,940,000. The decrease was primarily due to increased accounts receivable collections. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

Accounts payable, totaled $3,616,000 at March 31, 2018, an increase of $79,000 from the December 31, 2017 balance of $3,537,000. Our accounts payable are impacted by the timing of payment as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual at March 31, 2018, totaled $1,478,000, a decrease of $593,000 over the December 31, 2017 balance of $2,071,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During 2018, we shipped more waste for disposal.

We had a working capital deficit of $2,472,000 (which included working capital of our discontinued operations) at March 31, 2018 as compared to a working capital deficit of $2,268,000 at December 31, 2017. Our working capital was primarily impacted by the decrease in our accounts receivables where our accounts receivable collections outpaced our billings. We anticipate that cash flows to be generated from our operations and the partial release of the restricted finite sinking funds by AIG which we anticipate to receive upon the closure of our M&EC facility as discussed above, will provide improvement to our working capital deficit.

Investing Activities

For the three months ended March 31, 2018, our purchases of capital equipment totaled approximately $248,000. These expenditures were primarily for improvements in our Treatment Segment. These capital expenditures were funded by cash from operations. We have budgeted approximately $1,000,000 for 2018 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements. On March 7, 2018, our Board approved an additional $1,000,000 in capital spending for footprint expansion for one of our Treatment Segment facilities. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

Pursuant to the Revised Loan Agreement, we may terminate the Revised Loan Agreement, upon 90 days’ prior written notice upon payment in full of our obligations under the Revised Loan Agreement. We agreed to pay PNC 1.0% of the total financing had we paid off our obligations on or before March 23, 2017, .50% of the total financing had we paid off our obligations after March 23, 2017 but prior to or on March 23, 2018, and .25% of the total financing if we pay off our obligations after March 23, 2018 but prior to or on March 23, 2019. No early termination fee shall apply if we pay off our obligations after March 23, 2019.

At March 31, 2018, the borrowing availability under our revolving credit was $2,823,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $2,000,000 that our lender has imposed. Our borrowing availability under our revolving credit was also reduced by outstanding standby letters of credit totaling approximately $2,660,000.

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

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table details the quarterly financial covenant requirements under our credit facility at March 31, 2018.

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	1.22:1
Minimum tangible adjusted net worth	$26,000	$27,038

We met our quarterly financial covenants in the first quarter of 2018 and we expect to meet these quarterly financial covenant requirements in the next twelve months. If we fail to meet any of these quarterly financial covenant requirements as noted above and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

M&EC Series B Preferred Stock

On April 24, 2018, the Company announced a private exchange offer (“Exchange Offer”), to all holders of the M&EC Series B Preferred Stock, to exchange, for every share of Series B Preferred Stock tendered, (a) 0.1050805 shares of newly issued common stock of the Company, par value $.001 per share (“Common Stock”), and (b) cash in lieu of fractional shares of Common Stock that would otherwise be issuable to the tendering holder of Series B Preferred Stock, in an amount equal to such fractional share of Common Stock multiplied by the closing price per share of the Common Stock on the last trading day immediately preceding the expiration date of the Exchange Offer. The Exchange Offer is being made on an all-or-none basis, for all 1,284,730 shares of Series B Preferred Stock outstanding and has an expiration date of May 30, 2018. Assuming all currently outstanding shares of Series B Preferred Stock are tendered for exchange and not validly withdrawn, the Company would issue an amount of its shares of Common Stock not to exceed 135,000. The Company owns 100% of the voting capital stock of M&EC. If the Exchange Offer is consummated, the holders of the M&EC Series B Preferred Stock would forfeit all rights of a holder of Series B Preferred Shares, including the right to receive quarterly cash dividends and the rights to the accrued and unpaid cumulative dividends on the M&EC Series B Preferred Stock, which the Company has accrued since the issuance of the Series B Preferred Stock in the amount of approximately $1,011,000 as of April 1, 2018. Although dividends on the M&EC Series B Preferred Stock are cumulative, such dividends are payable if, when, and as declared by the Board of M&EC. M&EC Board has never declared dividends on the Series B Preferred Stock and our credit facility prohibits the payment of cash dividends without our lender’s consent.

The shares of Company common stock to be issued in exchange for shares of M&EC’s Series B Preferred Stock will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and, as a result, will be considered restricted securities that have restrictions on transferability.

The above paragraphs as to the exchange offer do not constitute an offer or an invitation by us to participate in the exchange offer in any manner.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2018, the total amount of standby letters of credit outstanding totaled approximately $2,660,000 and the total amount of bonds outstanding totaled approximately $8,767,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At March 31, 2018, the closure and post-closure requirements for these facilities were approximately $29,911,000.

Critical Accounting Policies and Estimates

We adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”) effective January 1, 2018. The adoption of Topic 606 did not materially impact our revenue recognition model. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Known Trends and Uncertainties

Significant Customers. Our Treatment and Services Segments have significant relationships with the U.S federal government, and continue to enter into contracts, directly as the prime contractor or indirectly for others as a subcontractor, with the federal government. The U.S Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”) represent major customers for our Treatment Segment and Services Segments. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days notice, at the government’s election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by government clients (includes U.S federal and state), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $9,654,000 or 76.3% of our total revenue during the three months ended March 31, 2018, as compared to $9,439,000 or 74.3% of our total revenue during the corresponding period of 2017.

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

Our subsidiaries where remediation expenditures will be made are at three sites within our discontinued operations. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated from operations.

At March 31, 2018, we had total accrued environmental remediation liabilities of $848,000, of which $619,000 is recorded as a current liability, which reflects a decrease of $23,000 from the December 31, 2017 balance of $871,000. The decrease of $23,000 represents payments on remediation projects at our Perma-Fix of Dayton, Inc. subsidiary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting.

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and a series of related accounting standard updates (collectively referred to as “Topic 606”). Although the adoption of the new revenue standards had no significant impact on our financial position, results of operations, or cash flows, we did implement changes to our controls related to revenue. These included the development of new policies and controls based on the five-step model provided in Topic 606, enhanced contract review requirements, and other ongoing monitoring activities. These controls were developed to provide assurance at a reasonable level for the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits

(a)	Exhibits
	10.1	2018 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2018, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 23, 2018.
	10.2	2018 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2018, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 23, 2018.
	10.3	2018 Incentive Compensation Plan for Executive Vice President of Strategic Initiatives, effective January 1, 2018, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 23, 2018.
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 10, 2018	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: May 10, 2018	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

