Form 10-Q
period 2018-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2018-08-08
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       ___________________ to __________________

Commission File No. 001-11596

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at July 23, 2018
Common Stock, $.001 Par Value	11,922,165 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,184	$1,063
Accounts receivable, net of allowance for doubtful accounts of $153 and $720, respectively	6,075	7,940
Unbilled receivables - current	3,018	4,547
Inventories	364	393
Prepaid and other assets	2,822	3,281
Current assets related to discontinued operations	94	89
Total current assets	14,557	17,313

Property and equipment:
Buildings and land	19,782	23,806
Equipment	17,805	33,182
Vehicles	364	393
Leasehold improvements	119	11,549
Office furniture and equipment	1,576	1,670
Construction-in-progress	1,270	653
Total property and equipment	40,916	71,253
Less accumulated depreciation	(25,842)	(56,383)
Net property and equipment	15,074	14,870

Property and equipment related to discontinued operations	81	81

Intangibles and other long term assets:
Permits	8,393	8,419
Other intangible assets - net	1,382	1,487
Unbilled receivables - non-current	129	184
Finite risk sinking fund	15,807	15,676
Other assets	1,215	1,313
Other assets related to discontinued operations	157	195
Total assets	$56,795	$59,538

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	June 30,	December 31,
	2018	2017
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,061	$3,537
Accrued expenses	4,269	4,782
Disposal/transportation accrual	1,449	2,071
Deferred revenue	4,472	4,311
Accrued closure costs - current	924	2,791
Current portion of long-term debt	1,244	1,184
Current liabilities related to discontinued operations	512	905
Total current liabilities	17,931	19,581

Accrued closure costs	5,560	5,604
Other long-term liabilities	208	1,191
Deferred tax liabilities	1,730	1,694
Long-term debt, less current portion	2,207	2,663
Long-term liabilities related to discontinued operations	795	359
Total long-term liabilities	10,500	11,511

Total liabilities	28,431	31,092

Commitments and Contingencies (Note 9)

Series B Preferred Stock of subsidiary, $0 par value; 1,467,396 shares authorized; 0 and 1,284,730 shares issued, respectively; 0 and 1,284,730 shares outstanding, respectively; liquidation value of $1.00 per share plus accrued and unpaid dividends of $0 and $995, respectively (Note 13)	—	1,285

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,915,184 and 11,738,623 shares issued, respectively; 11,907,542 and 11,730,981 shares outstanding, respectively	12	12
Additional paid-in capital	107,317	106,417
Accumulated deficit	(77,465)	(77,893)
Accumulated other comprehensive loss	(169)	(112)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	29,607	28,336
Non-controlling interest	(1,243)	(1,175)
Total stockholders’ equity	28,364	27,161

Total liabilities and stockholders’ equity	$56,795	$59,538

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2018	2017	2018	2017

Net revenues	$13,160	$12,715	$25,817	$25,422
Cost of goods sold	11,117	10,361	20,454	20,349
Gross profit	2,043	2,354	5,363	5,073

Selling, general and administrative expenses	2,640	2,833	5,420	5,684
Research and development	219	619	451	1,008
Gain on disposal of property and equipment	(17)	(1)	(25)	(1)
Loss from operations	(799)	(1,097)	(483)	(1,618)

Other income (expense):
Interest income	81	36	130	71
Interest expense	(62)	(90)	(115)	(189)
Interest expense-financing fees	(9)	(9)	(18)	(18)
Net gain on exchange offer of Series B Preferred Stock of subsidiary (Note 13)	1,596	—	1,596	—
Income (loss) from continuing operations before taxes	807	(1,160)	1,110	(1,754)
Income tax expense	19	66	70	147
Income (loss) from continuing operations, net of taxes	788	(1,226)	1,040	(1,901)

Loss from discontinued operations (net of taxes of $0)	(206)	(160)	(363)	(291)
Net income (loss)	582	(1,386)	677	(2,192)

Net loss attributable to non-controlling interest	(28)	(217)	(68)	(296)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$610	$(1,169)	$745	$(1,896)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$.07	$(.09)	$.09	$(.14)
Discontinued operations	(.02)	(.01)	(.03)	(.02)
Net income (loss) per common share	$.05	$(.10)	$.06	$(.16)

Number of common shares used in computing net income (loss) per share:
Basic	11,813	11,698	11,780	11,690
Diluted	11,913	11,698	11,849	11,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2018	2017	2018	2017

Net income (loss)	$582	$(1,386)	$677	$(2,192)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(49)	15	(57)	27

Comprehensive income (loss)	533	(1,371)	620	(2,165)
Comprehensive loss attributable to non-controlling interest	(28)	(217)	(68)	(296)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$561	$(1,154)	$688	$(1,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2018

	Common Stock		Additional	Common	Accumulated Other	Non-controlling		Total
(Amounts in thousands, except for share amounts)	Shares	Amount	Paid-In Capital	Stock Held In Treasury	Comprehensive Loss	Interest in Subsidiary	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	11,738,623	$12	$106,417	$(88)	$(112)	$(1,175)	$(77,893)	$27,161
Adoption of accounting standards updates (Note 2)							(317)	(317)
Net income (loss)	—	—	—	—	—	(68)	745	677
Foreign currency translation	—	—	—	—	(57)	—	—	(57)
Issuance of Common Stock upon exercise of options	10,000	—	36	—	—	—	—	36
Issuance of Common Stock from exchange offer of Series B Preferred Stock of subsidiary (Note 13)	134,994	—	648	—	—	—	—	648
Issuance of Common Stock for services	31,567	—	125	—	—	—	—	125
Stock-Based Compensation	—	—	91	—	—	—	—	91
Balance at June 30, 2018	11,915,184	$12	$107,317	$(88)	$(169)	$(1,243)	$(77,465)	$28,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$677	$(2,192)
Less: loss from discontinued operations, net of taxes of $0	(363)	(291)

Income (loss) from continuing operations, net of taxes	1,040	(1,901)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	731	2,288
Amortization of debt discount	18	18
Deferred tax expense	36	70
Provision for bad debt reserves	8	81
Gain on disposal of property and equipment	(25)	(1)
Gain on exchange offer of Series B Preferred Stock of subsidiary (Note 13)	(1,659)	—
Issuance of common stock for services	125	103
Stock-based compensation	91	41
Changes in operating assets and liabilities of continuing operations
Accounts receivable	1,857	246
Unbilled receivables	1,584	(845)
Prepaid expenses, inventories and other assets	773	37
Accounts payable, accrued expenses and unearned revenue	(1,922)	(881)
Cash provided by (used in) continuing operations	2,657	(744)
Cash used in discontinued operations	(322)	(284)
Cash provided by (used in) operating activities	2,335	(1,028)

Cash flows from investing activities:
Purchases of property and equipment	(554)	(116)
Proceeds from sale of property and equipment	26	7
Cash (used in) provided by investing activities of continuing operations	(528)	(109)
Cash provided by investing activities of dicontinued operations	36	34
Cash used in investing activities	(492)	(75)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(28,048)	(22,755)
Borrowing on revolving credit	28,048	18,952
Principal repayments of long term debt	(615)	(609)
Proceeds from issuance of common stock upon exercise of options	36	—
Cash used in financing activities of continuing operations	(579)	(4,412)

Effect of exchange rate changes on cash	(12)	7

Increase (decrease) in cash and and finite risk sinking fund (restricted cash) (Note 2)	1,252	(5,508)
Cash and finite risk sinking fund (restricted cash) at beginning of period (Note 2)	16,739	21,650
Cash and finite risk sinking fund (restricted cash) at end of period (Note 2)	$17,991	$16,142

Supplemental disclosure:
Interest paid	$115	$194
Income taxes paid	160	12
Equipment purchase subject to capital lease	213	—

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

The consolidated condensed financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2018.

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

In accordance with Topic 606 requirements, the disclosure of the impact of adoption of Topic 606 on our unaudited Consolidated Balance Sheets, Consolidated Statement of Operations, and Consolidated Statement of Comprehensive Income was as follows (in thousands):

Consolidated Balance Sheet	June 30, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Disposal/transportation accrual	$1,449	$1,772	$(323)
Deferred revenue	4,472	3,734	738

Stockholders’ Equity:
Accumulated deficit	$(77,465)	$(77,522)	$57

Consolidated Statement of Operations	For the three months ended June 30, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

Revenues	$13,160	$13,015		$145
Cost of goods sold	11,117	11,025		92
Income from continuing operations, net of taxes	788	735		53
Net income attributable to Perma-Fix Services, Inc. common stockholders	610	557		53

Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders - basic and diluted:
Continuing operations	$.07	$.07	$	―
Net income per common shares	$.05	$.05	$	―

Consolidated Statement of Operations	For the six months ended June 30, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

Revenues	$25,817	$25,788		$29
Cost of goods sold	20,454	20,432		22
Income from continuing operations, net of taxes	1,040	1,033		7
Net income attributable to Perma-Fix Services, Inc. common stockholders	745	738		7

Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders - basic and diluted:
Continuing operations	$.09	$.09	$	―
Net income per common shares	$.06	$.06	$	―

Consolidated Statement of Operations

Consolidated Statement of Comprehensive Income	For the three months ended June 30, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

Net income	$582	$529	$53
Comprehensive income attributable to Perma-Fix Environmental Services, Inc. stockholders	561	508	53

Consolidated Statement of Comprehensive Income	For the six months ended June 30, 2018
		Balances Before
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)

Net income	$677	$670	$7
Comprehensive income attributable to Perma-Fix Environmental Services, Inc. stockholders	688	681	7

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Although ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company retrospectively adopted these ASUs effectively January 1, 2018 and has included finite risk sinking funds (included in other long term assets of the Company’s Consolidated Statement of Balance Sheets) of $15,807,000 and $15,608,000 at June 30, 2018 and 2017, respectively, as well as previously reported cash, when reconciling the beginning-of- period and end-of-period cash and restricted cash on the accompanying Company’s Consolidated Statements of Cash Flows. The Company’s finite risk sinking funds represent cash held as collateral under the Company’s financial assurance policy (see “Note 9 – Commitment and Contingencies – Insurance” for a discussion of the Company’s finite risk sinking funds). The adoption of these ASUs by the Company effective January 1, 2018 did not have a material impact on the Company’s financial position and results of operations.

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

Recently Issued Accounting Standards – Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. For public companies, both standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. These ASUs are effective January 1, 2019 for the Company. The Company is still evaluating the potential impact of adopting these standards on our financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its financial statements.

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

The Company’s primary performance obligation to customers in cost reimbursement contracts is to complete certain tasks and work streams. Each specified work stream or task within the contract is considered to be a separate performance obligation. The transaction price is calculated using an estimated cost to complete the various scope items to achieve the performance obligation as stipulated in the contract. An estimate is prepared for each individual scope item in the contract and the transaction price is allocated on a time and materials basis as services are provided. Revenue from cost reimbursement contracts is recognized over time using the input method based on costs incurred, plus a proportionate amount of fee earned.

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

The nature of our contracts does not give rise to variable consideration.

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

Disaggregation of Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of our services and provides meaningful disaggregation of each business segment’s results of operations. The following tables present further disaggregation of our revenues by different categories for our Services and Treatment Segments:

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$9,146	$718	$9,864	$9,630	$142	$9,772
Cost reimbursement	―	―	―	―	―	―
Time and materials	―	3,296	3,296	―	2,943	2,943
Total	$9,146	$4,014	$13,160	$9,630	$3,085	$12,715

Revenue by Contract Type
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$18,105	$808	$18,913	$19,665	$239	$19,904
Cost reimbursement	―	―	―	―	―	―
Time and materials	―	6,904	6,904	―	5,518	5,518
Total	$18,105	$7,712	$25,817	$19,665	$5,757	$25,422

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$6,011	$3,265	$9,276	$7,224	$2,474	$9,698
Domestic commercial	3,135	541	3,676	2,406	376	2,782
Foreign government	―	185	185	―	214	214
Foreign commercial	―	23	23	―	21	21
Total	$9,146	$4,014	$13,160	$9,630	$3,085	$12,715

Revenue by generator
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$12,546	$6,383	$18,929	$14,595	$4,542	$19,137
Domestic commercial	5,559	943	6,502	5,070	895	5,965
Foreign government	―	338	338	―	279	279
Foreign commercial	―	48	48	―	41	41
Total	$18,105	$7,712	$25,817	$19,665	$5,757	$25,422

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2018	January 1, 2018	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$6,075	$7,940	$(1,865)	(23.5)%
Unbilled receivables - current	3,018	4,547	(1,529)	(33.6)%
Unbilled receivables - non-current	129	184	(55)	(29.9)%

Contract liabilities
Deferred revenue	$4,472	$5,083	$(611)	(12.0)%

The net decrease in our contract assets was primarily due to accounts receivable collections outpacing invoicing. The Company provides various payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

During the three and six months ended June 30, 2018, the Company recognized revenue of $1,629,000 and $5,440,000, respectively, which was included in the deferred revenue balance at the beginning of the year. During the three and six months ended June 30, 2017, the Company recognized revenue of $1,370,000 and $4,346,000, respectively, which was included in the deferred revenue balance at the beginning of the year. All revenue recognized in each period related to performance obligations satisfied within the respective period.

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

4.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2018			December 31, 2017
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangibles (amount in thousands)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patent	1-17	$694	$(322)	$372	$657	$(306)	$351
Software	3	410	(402)	8	410	(398)	12
Customer relationships	12	3,370	(2,368)	1,002	3,370	(2,246)	1,124
Permit	10	545	(510)	35	545	(483)	62
Total		$5,019	$(3,602)	$1,417	$4,982	$(3,433)	$1,549

The intangible assets noted above are amortized on a straight-line basis over their estimated useful lives with the exception of customer relationships which are being amortized using an accelerated method. The Company has only one definite-lived permit that is subject to amortization.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets (including the one definite-lived permit):

Amount
Year	(In thousands)

2018 (remaining)	$167
2019	254
2020	218
2121	198
2022	173

Amortization expenses relating to the definite-lived intangible assets as discussed above were $85,000 and $169,000 for the three and six months ended June 30, 2018, respectively, and $95,000 and $189,000 for the three and six months ended June 30, 2017, respectively.

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

On January 13, 2017, the Company granted 6,000 options from the Company’s 2003 Outside Directors Stock Plan to a new director elected by the Company’s Board to fill a vacancy on the Board. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $3.79 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2018 and 2017 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2018	2017	2018	2017
Employee Stock Options	$37,000	$11,000	$73,000	$21,000
Director Stock Options	8,000	8,000	18,000	20,000
Total	$45,000	$19,000	$91,000	$41,000

At June 30, 2018, the Company has approximately $503,000 of total unrecognized compensation cost related to unvested options, of which $75,000 is expected to be recognized in remaining 2018, $126,000 in 2019, $114,000 in 2020, $114,000 in 2021, with the remaining $74,000 in 2022.

The summary of the Company’s total Stock Option Plans as of June 30, 2018 and June 30, 2017, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 and 2017 Stock Option Plans and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2018	624,800	$4.42
Granted	6,000	4.05
Exercised	(10,000)	3.65
Forfeited/expired	─	─
Options outstanding end of period (1)	620,800	$4.43	5.0	$435,870
Options exercisable at June 30, 2018(1)	198,133	$6.07	4.3	$78,836
Options exercisable and expected to be vested at June 30, 2018	620,800	$4.43	5.0	$435,870

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2017	247,200	$6.69
Granted	6,000	3.79
Exercised	─	─
Forfeited/expired	(30,000)	5.00
Options outstanding end of period (2)	223,200	$6.84	4.5	$13,080
Options exercisable at June 30, 2017(2)	180,534	$7.51	4.3	$13,080
Options exercisable and expected to be vested at June 30, 2017	223,200	$6.84	4.5	$13,080

(1) Options with exercise prices ranging from $2.79 to $13.35

(2) Options with exercise prices ranging from $2.79 to $14.75

(3) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six months ended June 30, 2018, the Company issued a total of 31,567 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $130,000 in compensation expenses for the six months ended June 30, 2018 (included in selling, general and administration expenses) in connection with the issuance of shares of its common stock to outside directors.

On May 1, 2018, Robert Ferguson exercised an option from the Company’s 2017 Stock Option Plan for the purchase of 10,000 shares of the Company’s Common Stock at $3.65 per share, resulting in total proceeds received by the Company in the amount of $36,500. Robert Ferguson is a consultant to the Company in connection with the Company’s Test Bed Initiative (“TBI”) at its Perma-Fix Northwest Richland, Inc. facility and is also an advisor to the Company’s Board of Directors. The option exercised by Robert Ferguson was granted to him on July 27, 2017 in connection with his consulting work for the TBI.

6.	Income (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2018	2017	2018	2017
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) from continuing operations, net of taxes	$788	$(1,226)	$1,040	$(1,901)
Net loss attributable to non-controlling interest	(28)	(217)	(68)	(296)
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	816	(1,009)	1,108	(1,605)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(206)	(160)	(363)	(291)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$610	$(1,169)	$745	$(1,896)

Basic income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.05	$(.10)	$.06	$(.16)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.05	$(.10)	$.06	$(.16)

Weighted average shares outstanding:
Basic weighted average shares outstanding	11,813	11,698	11,780	11,690
Add: dilutive effect of stock options	100	—	69	—
Diluted weighted average shares outstanding	11,913	11,698	11,849	11,690

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Upon exercise of options	100	205	100	205

7.	Long Term Debt

Long-term debt consists of the following at June 30, 2018 and December 31, 2017:

(Amounts in Thousands)	June 30, 2018		December 31, 2017
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due March 24, 2021.(1)	$—		$—
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal of $102, balance due on March 24, 2021. Effective interest rate for the first six months of 2018 was 5.3%. (1)	3,255	(2)	3,847	(2)
Capital Lease (3)	196		—
Total debt	3,451		3,847
Less current portion of long-term debt	1,244		1,184
Long-term debt	$2,207		$2,663

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2) Net of debt issuance costs of ($97,000) and ($115,000) at March 31, 2018 and December 31, 2017, respectively.

(3) One capital lease payable through December 2020, interest at rate of 11.9%.

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

Under the Revised Loan Agreement, we have the option of paying an annual rate of interest due on the revolving credit at prime (5.00% at June 30, 2018) plus 2% or London Inter Bank Offer Rate (“LIBOR”) plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%.

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

At June 30, 2018, the borrowing availability under our revolving credit was approximately $3,051,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $2,000,000 that the Company’s lender has imposed (see “Note 14 – Subsequent Event – Credit Facility” for a discussion on the release by the Company’s lender on July 26, 2018 of $1,000,000 of the $2,000,000 in borrowing availability reduction previously imposed). Our borrowing availability under our revolving credit was also reduced by outstanding standby letters of credit totaling approximately $2,660,000.

The Company’s credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its quarterly financial covenants in the first and second quarters of 2018 and expects to meet its quarterly financial covenants in each of the remaining quarters of 2018 and into the first nine months of 2019.

8.	East Tennessee Materials and Energy Corporation (“M&EC”)

The Company continues its plan to close its M&EC facility. Operations at the M&EC facility are limited to the decommissioning and deconstruction of leased premises and related improvements, and equipment removal. The Company continues to transition operational capabilities to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. The Company continues with closure and decommissioning activities in accordance with M&EC’s license and permit requirements and currently expects to complete on-site M&EC facility closure activities on or before September 30, 2018.

At June 30, 2018, total accrued closure liabilities for our M&EC subsidiary totaled approximately $924,000 which are recorded as current liabilities. During the second quarter of 2018, the Company recorded an additional $1,215,000 in closure costs and current closure liabilities due to changes in estimated future closure costs. The following reflects changes to the closure liabilities for the M&EC facility from year end 2017:

Amounts in thousands
Balance as of December 31, 2017	$2,791
Accretion expense	19
Adjustment to closure liabilities	1,215
Payments	(3,101)
Balance as of June 30, 2018	$924

Revenues for the M&EC subsidiary were $76,000 and $132,000 for the three and six months ended June 30, 2018, respectively, and $1,692,000 and $5,072,000 for the corresponding periods of 2017, respectively.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The policy, as amended, provides for a maximum allowable coverage of $39,000,000 and has available capacity to allow for annual inflation and other performance and surety bond requirements. At June 30, 2018, our financial assurance coverage amount under this policy totaled approximately $29,911,000. The Company has recorded $15,807,000 and $15,676,000 in sinking funds related to this policy in other long term assets on the accompanying Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, which includes interest earned of $1,255,000 and $1,205,000 on the sinking funds as of June 30, 2018 and December 31, 2017, respectively. Interest income for the three and six months ended June 30, 2018 was approximately $81,000 and $131,000, respectively. Interest income for the three and six month periods ended June 30, 2017, was approximately $34,000 and $61,000, respectively. If the Company so elects, AIG is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2018, the total amount of standby letters of credit outstanding totaled approximately $2,660,000 and the total amount of bonds outstanding totaled approximately $8,943,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which is currently undergoing closure, subject to final regulatory approval.

The Company’s discontinued operations had losses of $206,000 and $160,000 for the three months ended June 30, 2018 and 2017, respectively (net of taxes of $0 for each period) and losses of $363,000 and $291,000 for the six months ended June 30, 2018 and 2017, respectively (net of taxes of $0 for each period). The net losses for the three and six months ended June 30, 2018 included an increase of approximately $50,000 in remediation reserve at our Perma-Fix of Dayton (“PFD”) subsidiary due to reassessment of the remediation reserve. The remaining losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations at June 30, 2018 and December 31, 2017.

(Amounts in Thousands)	June 30, 2018	December 31, 2017
Current assets
Other assets	$94	$89
Total current assets	94	89
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	157	195
Total long-term assets	238	276
Total assets	$332	$365
Current liabilities
Accounts payable	$17	$8
Accrued expenses and other liabilities	269	265
Environmental liabilities	226	632
Total current liabilities	512	905
Long-term liabilities
Closure liabilities	123	120
Environmental liabilities	672	239
Total long-term liabilities	795	359
Total liabilities	$1,307	$1,264

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations include a note receivable in the amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At June 30, 2018, the outstanding amount on this note receivable totaled approximately $232,000, of which approximately $75,000 is included in “Current assets related to discontinued operations” and approximately $157,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

11.	Operating Segments

In accordance with ASC 280, “Segment Reporting”, the Company defines an operating segment as a business activity: (a) from which we may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the chief operating decision makers (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and (3) for which discrete financial information is available.

Our reporting segments are defined as below:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through three uniquely licensed and permitted treatment and storage facilities; and
-	research and development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

o	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
o	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
o	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and
o	on-site waste management services to commercial and governmental customers.

-	Nuclear services, which include:

o	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services, logistics, transportation, processing and disposal;
o	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

MEDICAL SEGMENT reporting includes: R&D costs for the new medical isotope production technology from our majority-owned Polish subsidiary, PF Medical. The Medical Segment has not generated any revenue as it continues to be primarily in the R&D stage. All costs incurred for the Medical Segment are reflected within R&D in the accompanying Consolidated Statements of Operations. As previously disclosed, during 2016, the Medical Segment ceased a substantial portion of its R&D activities for the medical isotope production technology due to the need for substantial capital to fund such activities. The Company does not anticipate that the Medical Segment will restart such activities until it obtains such funding.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2018 and 2017 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2018

	Treatment		Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,146		$4,014	—	$13,160	$—	$13,160
Intercompany revenues	77		26	—	103	—	—
Gross profit	1,523		520	—	2,043	—	2,043
Research and development	115		—	71	186	33	219
Interest income	—		—	—	—	81	81
Interest expense	(8)		—	—	(8)	(54)	(62)
Interest expense-financing fees	—		—	—	—	(9)	(9)
Depreciation and amortization	227		123	—	350	9	359
Segment income (loss) before income taxes	2,028	(2)	116	(71)	2,073	(1,266)	807
Income tax expense	14		—	—	14	5	19
Segment income (loss)	2,014		116	(71)	2,059	(1,271)	788
Expenditures for segment assets	271		35	—	306	—	306

Segment Reporting for the Quarter Ended June 30, 2017

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,630	$3,085	—	$12,715	$—	$12,715
Intercompany revenues	97	7	—	104	—	—
Gross profit	2,174	180	—	2,354	—	2,354
Research and development	62	—	550	612	7	619
Interest income	—	—	—	—	36	36
Interest expense	(18)	—	—	(18)	(72)	(90)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	988	135	—	1,123	10	1,133
Segment income (loss) before income taxes	1,238	(553)	(550)	135	(1,295)	(1,160)
Income tax expense	65	—	—	65	1	66
Segment income (loss)	1,173	(553)	(550)	70	(1,296)	(1,226)
Expenditures for segment assets	91	3	—	94	—	94

Segment Reporting for the Six Months Ended June 30, 2018

	Treatment		Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$18,105		$7,712	—	$25,817	$—	$25,817
Intercompany revenues	289		39	—	328	—	—
Gross profit	4,303		1,060	—	5,363	—	5,363
Research and development	228		—	172	400	51	451
Interest income	—		—	—	—	130	130
Interest expense	(8)		(1)	—	(9)	(106)	(115)
Interest expense-financing fees	—		—	—	—	(18)	(18)
Depreciation and amortization	467		246	—	713	18	731
Segment income (loss) before income taxes	3,772	(2)	31	(172)	3,631	(2,521)	1,110
Income tax expense	65		—	—	65	5	70
Segment income (loss)	3,707		31	(172)	3,566	(2,526)	1,040
Expenditures for segment assets	491		60	—	551	3	554

Segment Reporting for the Six Months Ended June 30, 2017

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$19,665	$5,757	—	$25,422	$—	$25,422
Intercompany revenues	113	10	—	123	—	—
Gross profit	4,861	212	—	5,073	—	5,073
Research and development	243	—	750	993	15	1,008
Interest income	—	—	—	—	71	71
Interest expense	(26)	(1)	—	(27)	(162)	(189)
Interest expense-financing fees	—	—	—	—	(18)	(18)
Depreciation and amortization	1,997	271	—	2,268	20	2,288
Segment income (loss) before income taxes	2,840	(1,260)	(750)	830	(2,584)	(1,754)
Income tax expense	145	—	—	145	2	147
Segment income (loss)	2,695	(1,260)	(750)	685	(2,586)	(1,901)
Expenditures for segment assets	106	10	—	116	—	116

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

(2) Amounts included a net gain of $1,596,000 recorded resulting from the exchange offer of the Series B Preferred Stock of our M&EC subsidiary (see “Note 13 – M&EC Series B Preferred Stock” below).

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $19,000 and $70,000 for continuing operations for the three and six months ended June 30, 2018, respectively, and income tax expenses of $66,000 and $147,000 for continuing operations for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rates were approximately 2.3% and 6.3% for the three and six months ended June 30, 2018, respectively, and 5.7% and 8.4% for the three and six months ended June 30, 2017, respectively.

13.	M&EC Series B Preferred Stock

The Series B Preferred Stock (the “Series B Preferred Stock”) of the Company’s wholly-owned consolidated subsidiary, M&EC, was non-voting and non-convertible, had a $1.00 liquidation preference per share and may be redeemed at the option and sole discretion of M&EC at any time, and from time to time, from and after one year from the date of issuance of the Series B Preferred Stock for the purchase price of $1.00. Holders of shares of M&EC Series B Preferred Stock were entitled to receive, when, as and if declared by M&EC’s board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 5% per share on the liquidation preference of $1.00 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrued without interest beginning one year from the date of original issuance (June 25, 2001), and was payable in cash, if, when, and as declared by M&EC board, quarterly each year commencing on the first dividend due date following the expiration of one year from the date of original issuance. On April 24, 2018, the Company announced a private exchange offer (“Exchange Offer”), to all 13 holders of the M&EC Series B Preferred Stock , to exchange in a private placement exempt from registration, for every share of Series B Preferred Stock tendered, (a) 0.1050805 shares of newly issued Common Stock of the Company, par value $.001 per share (“Common Stock”), and (b) cash in lieu of fractional shares of Common Stock that would otherwise be issuable to the tendering holder of Series B Preferred Stock, in an amount equal to such fractional share of Common Stock multiplied by the closing price per share of the Common Stock on the last trading day immediately preceding the expiration date of the Exchange Offer. The Exchange Offer was made on an all-or-none basis, for all 1,284,730 shares of Series B Preferred Stock outstanding and had an expiration date of May 30, 2018. The Company owns 100% of the voting capital stock of M&EC. On May 30, the Exchange Offer was consummated, resulting in the issuance of an aggregate 134,994 shares of the Company’s Common Stock for the 1,284,730 shares of Series B Preferred Stock and the payment of an aggregate of approximately $29.00 in cash in lieu of the fractional shares of the Company’s Common Stock that would otherwise have been issuable to the tendering holder of the Series B Preferred Stock. The fair value of the 134,994 shares of the Company’s Common Stock issued was determined to be approximately $648,000 which was based on the closing price of the Company’s Common Stock on May 30, 2018 of $4.80 per share. Upon the consummation of the Exchange Offer, the previous holders of the M&EC Series B Preferred Stock forfeited all rights of a holder of Series B Preferred Shares, including the right to receive quarterly cash dividends, and the rights to the cumulative accrued and unpaid dividends with M&EC Series B Preferred Stock in the amount of approximately $1,022,000 at May 30, 2018. The M&EC Board has never declared dividends on the Series B Preferred Stock and our credit facility prohibits the payment of cash dividends without the lender’s consent. After the Exchange Offer, the 1,284,730 shares of the Series B Preferred Stock acquired by the Company were contributed by the Company to M&EC and the Series B Preferred Stock is no longer outstanding. The Company recorded a gain of approximately $1,596,000, which was net of approximately $63,000 in legal costs incurred for the completion of the transaction.

The shares of Company Common Stock issued in exchange for shares of M&EC’s Series B Preferred Stock were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and, as a result, are considered restricted securities that have restrictions on transferability.

14.	Subsequent Events

Credit Facility

On July 26, 2018, the Company entered into an amendment to our Revised Loan Agreement with our lender which provided, among other things, for the release of $1,000,000 of the $2,000,000 reduction in borrowing availability that our lender had previously imposed (see “Note 7 – Long Term Debt – Revolving Credit and Term Loan Agreement” for a discussion of the $2,000,000 in reduction in borrowing availability that our lender had previously imposed). The release of this borrowing availability reduction will allow the Company to use the $1,000,000 for working capital purposes. Most of the other terms of the Revised Loan Agreement remain principally unchanged.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	ability of our Medical Segment to fund its R&D program;
●	reducing operating costs;
●	expect to meet our quarterly financial covenant requirements in the next twelve months;
●	cash flow requirements;
●	funding of our requirement;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations and our available liquidity from our credit facility are sufficient to service our segments’ obligations for the next twelve months;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated from operations;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	anticipate cash flows to be generated from operations and release of restricted finite sinking funds by AIG will provide improvement to our working capital deficit;
●	release of finite risk sinking funds by AIG in latter half of 2018 as result of M&EC closure;
●	closure of M&EC;
●	working capital improvement;
●	further reduce, delay or eliminate R&D program if the Medical Segment is unable to raise the necessary capital; and
●	violations of environmental laws and remediation of facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	ability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving the federal government;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2017 Form 10-K and forward-looking statements contained in the Company’s Form 10-Q for the quarter ended March 31, 2018.

Overview

Revenue increased $445,000 or 3.5% to $13,160,000 for the three months ended June 30, 2018 from $12,715,000 for the corresponding period of 2017. The increase was primarily due to increase in revenue from our Services Segment where revenue increased to $4,014,000 from $3,085,000, an increase of $929,000 or 30.1%. Treatment Segment revenue decreased $484,000 or 5.0% primarily due to lower waste volume and lower averaged price waste resulting from waste mix. Our East Tennessee Materials and Energy Corporation (“M&EC”) facility, which is currently in closure status, had minimum revenues of approximately $76,000 in the second quarter of 2018 as compared to $1,692,000 in the corresponding period of 2017; however, revenues from our remaining Treatment Segment facilities increased by approximately $1,132,000 as we continue to transition operational capabilities from our M&EC facility to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. We continue with closure and decommissioning activities in accordance with M&EC’s license and permit requirements and currently expect to complete on-site M&EC facility closure activities on or before September 30, 2018. Total gross profit decreased $311,000 or 13.2% for the three months ended June 30, 2018. Our gross profit for the second quarter included an additional $1,215,000 in closure cost recorded in our Treatment Segment in connection with the pending closure of our M&EC facility as discussed above. Total Selling, General, and Administrative (“SG&A”) expenses decreased $193,000 or 6.8% for the three months ended June 30, 2018 as compared to the corresponding period of 2017.

Revenue increased $395,000 or 1.6% to $25,817,000 for the six months ended June 30, 2018 from $25,422,000 for the corresponding period of 2017. The increase in revenue was primarily due to the increase in revenue in our Services Segment of approximately $1,955,000 or 34.0%. Treatment Segment revenue decreased approximately $1,560,000 or 7.9% to $18,105,000 from $19,665,000. Our M&EC facility, which is currently in closure status, had revenues of approximately $132,000 in the first six months of 2018 as compared to $5,072,000 in the corresponding period of 2017; however, revenues from our remaining Treatment Segment facilities increased by approximately $3,380,000 as we continue to transition operational capabilities from our M&EC facility to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Total gross profit increased $290,000 or 5.7% for the six months ended June 30, 2018 as compared to the corresponding period of 2018 primarily due to higher revenue generated from our Services Segment. As discussed previously, our gross profit for the six months ended June 30, 2018 included an additional $1,215,000 in closure cost recorded in the second quarter of 2018 for our Treatment Segment in connection with the pending closure of our M&EC facility. Total SG&A expenses decreased $264,000 or 4.6% for the six months ended June 30, 2018 as compared to the corresponding period of 2017.

On May 30, 2018, we completed a private exchange offer of M&EC’s Series B Preferred Stock for shares of our Common Stock which resulted in a net gain of approximately $1,596,000 (see “M&EC Series B Preferred Stock” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of this transaction).

Business Environment and Outlook

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions and the manner in which the government will be required to spend funding to remediate federal sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment substantially reduced its research and development (“R&D”) activities due to the need for capital to fund such activities. Our Medical Segment continues to seek various sources in order to raise this capital. We anticipate that our Medical Segment R&D activities will be limited until the necessary capital is obtained through its own credit facility or additional equity raise. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when needed. We continue to focus on expansion into both commercial and international markets to increase revenues in our Treatment and Services Segments to offset the uncertainties of government spending in the United States of America.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: The Treatment, Services, and Medical Segments. Our Medical Segment encompasses the operations of our majority-owned Polish subsidiary, PF Medical, which has not generated any revenue and all costs incurred are included within R&D. As previously disclosed, during 2016, the Medical Segment ceased a substantial portion of its R&D activities for the medical isotope production technology due to the need for substantial capital to fund such activities. We do not anticipate that the Medical Segment will restart such activities until it obtains such funding.

Summary – Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended				Six Months Ended
Consolidated (amounts in	June 30,				June 30,
thousands)	2018	%	2017	%	2018	%	2017	%
Net revenues	$13,160	100.0	$12,715	100.0	$25,817	100.0	$25,422	100.0
Cost of goods sold	11,117	84.5	10,361	81.5	20,454	79.2	20,349	80.0
Gross profit	2,043	15.5	2,354	18.5	5,363	20.8	5,073	20.0
Selling, general and administrative	2,640	20.1	2,833	22.3	5,420	21.0	5,684	22.4
Research and development	219	1.6	619	4.8	451	1.8	1,008	4.0
Gain on disposal of property and equipment	(17)	(.1)	(1)	―	(25)	(.1)	(1)	―
Loss from operations	(799)	(6.1)	(1,097)	(8.6)	(483)	(1.9)	(1,618)	(6.4)
Interest income	81	.6	36	.3	130	.5	71	.3
Interest expense	(62)	(.5)	(90)	(.7)	(115)	(.4)	(189)	(.7)
Interest expense-financing fees	(9)	―	(9)	(.1)	(18)	(.1)	(18)	(.1)
Net gain on exchange offer of Series B Preferred Stock
of subsidiary	1,596	12.1	―	―	1,596	6.2	―	―
Income (loss) from continuing operations before taxes	807	6.1	(1,160)	(9.1)	1,110	4.3	(1,754)	(6.9)
Income tax expense	19	.1	66	.5	70	.3	147	.6
Income (loss) from continuing operations	$788	6.0	$(1,226)	(9.6)	$1,040	4.0	$(1,901)	(7.5)

Revenues

Consolidated revenues increased $445,000 for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change	% Change
Treatment
Government waste	$5,578	42.4	$7,209	56.6	$(1,631)	(22.6)
Hazardous/non-hazardous (1)	1,604	12.2	1,178	9.3	426	36.2
Other nuclear waste	1,964	14.9	1,243	9.8	721	58.0
Total	9,146	69.5	9,630	75.7	(484)	(5.0)

Services
Nuclear services	3,408	25.9	2,404	18.9	1,004	41.8
Technical services	606	4.6	681	5.4	(75)	(11.0)
Total	4,014	30.5	3,085	24.3	929	30.1

Total	$13,160	100.0	$12,715	100.0	$445	3.5

1) Includes wastes generated by government clients of $433,000 and $15,000 for the three month ended June 30, 2018 and the corresponding period of 2017, respectively.

Treatment Segment revenue decreased $484,000 or 5.0 % for the three months ended June 30, 2018 over the same period in 2017. The revenue decrease was primarily due to lower revenue generated from government clients due to lower waste volume and lower averaged price waste resulting from waste mix. Other nuclear waste increased by approximately $721,000 or 58.0% primarily due to higher waste volume. Revenue for our M&EC subsidiary (in closure status) decreased approximately $1,616,000 for the three months ended June 30, 2018 as compared to the corresponding period of 2017 ($76,000 in the second quarter of 2018 as compared to $1,692,000 in the second quarter of 2017); however, our remaining Treatment Segment facilities had a total increase in revenue of approximately $1,132,000 in the second quarter of 2018 as compared to the corresponding period of 2017 as we continue to transition operational capabilities from our M&EC subsidiary to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Services Segment revenue increased by $929,000 or 30.1% in the three months ended June 30, 2018 from the corresponding period of 2017. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues increased $395,000 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change	% Change
Treatment
Government waste	$11,706	45.3	$14,580	57.4	$(2,874)	(19.7)
Hazardous/non-hazardous (1)	2,840	11.0	2,512	9.9	328	13.1
Other nuclear waste	3,559	13.8	2,573	10.1	986	38.3
Total	18,105	70.1	19,665	77.4	(1,560)	(7.9)

Services
Nuclear services	6,593	25.6	4,495	17.6	2,098	46.7
Technical services	1,119	4.3	1,262	5.0	(143)	(11.3)
Total	7,712	29.9	5,757	22.6	1,955	34.0

Total	$25,817	100.0	$25,422	100.0	$395	1.6

1) Includes wastes generated by government clients of $840,000 and $15,000 for the six month ended June 30, 2018 and the corresponding period of 2017, respectively.

Treatment Segment revenue decreased $1,560,000 or 7.9 % for the six months ended June 30, 2018 over the same period in 2017. The revenue decrease was primarily due to lower revenue generated from government clients due to lower waste volume and lower averaged price waste resulting from waste mix. Other nuclear waste increased by approximately $986,000 or 38.3% primarily due to higher waste volume. Revenue for our M&EC subsidiary (in closure status) decreased approximately $4,940,000 for the six months ended June 30, 2018 as compared to the corresponding period of 2017 ($132,000 in the first six months of 2018 as compared to $5,072,000 in the first six months of 2017); however, our remaining Treatment Segment facilities had a total increase in revenue of approximately $3,380,000 in the first six months of 2018 as compared to the corresponding period of 2017 as we continue to transition operational capabilities from our M&EC subsidiary to our other Treatment Segment facilities, subject to customer requirements and regulatory approvals. Services Segment revenue increased by $1,955,000 or 34.0% for the six month ended June 30, 2018 over the same period in 2017. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $756,000 for the quarter ended June 30, 2018, as compared to the quarter ended June 30, 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$7,623	83.3	$7,456	77.4	$167
Services	3,494	87.0	2,905	94.2	589
Total	$11,117	84.5	$10,361	81.5	$756

Cost of goods sold for the Treatment Segment increased by $167,000 or approximately 2.2%. Cost of goods sold for the Treatment Segment for the second quarter of 2018 included additional closure costs recorded in the amount of approximately $1,215,000 for our M&EC facility due to a change in estimated closure costs in connection with the pending closure of our M&EC facility. Excluding this $1,215,000 in closure costs, Treatment Segment cost of goods sold decreased $1,048,000 or 14.1% primarily due to lower revenue. Excluding the additional closure costs recorded as discussed, Treatment Segment variable costs decreased by $361,000 primarily in disposal, transportation, material and supplies and lab costs. Treatment Segment overall fixed costs were lower by approximately $687,000 resulting from the following: depreciation expense was lower by approximately $759,000 due to the full depreciation of our M&EC facility’s tangible assets in 2017 resulting from the pending closure of the facility; general expenses were slightly lower by $4,000 in various categories; maintenance expense was higher by $36,000; and payroll related expenses were higher by approximately $40,000 primarily due to higher healthcare costs. Services Segment cost of goods sold increased $589,000 or 20.3% primarily due to higher revenue as discussed above. The increase in Services Segment’s cost of goods sold was primarily in salaries and payroll related expenses, travel, and outside services expenses totaling approximately $909,000 offset primarily by lower material and supplies and disposal costs. Included within cost of goods sold is depreciation and amortization expense of $341,000 and $1,111,000 for the three months ended June 30, 2018, and 2017, respectively.

Cost of goods sold increased $105,000 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$13,802	76.2	$14,804	75.3	$(1,002)
Services	6,652	86.3	5,545	96.3	1,107
Total	$20,454	79.2	$20,349	80.0	$105

Cost of goods sold for the Treatment Segment decreased by $1,002,000 or approximately 6.8%. Cost of goods sold for the Treatment Segment for first six months of 2018 included additional closure costs recorded in the amount of approximately $1,215,000 for our M&EC facility due to a change in estimated closure costs in connection with the pending closure of our M&EC facility. Excluding this $1,215,000 in closure costs, Treatment Segment cost of goods sold decreased $2,217,000 or 15.0% primarily due to lower revenue. Excluding the closure costs recorded, Treatment Segment variable costs decreased by $799,000 primarily in disposal, transportation, material and supplies and lab costs. Treatment Segment overall fixed costs were lower by approximately $1,418,000 resulting from the following: depreciation expense was lower by approximately $1,526,000 due to the full depreciation of our M&EC facility’s tangible assets in 2017 resulting from the pending closure of the facility; regulatory expense was lower by $21,000; payroll related expenses were higher by approximately $55,000 primarily due to higher healthcare costs; travel expense was higher by approximately $16,000; maintenance expense was higher by $52,000; and general expenses were slightly higher by approximately $6,000 in various categories. Services Segment cost of goods sold increased $1,107,000 or 20.0% primarily due to higher revenue as discussed above. The increase in Services Segment’s cost of goods sold was primarily due to higher salaries and payroll related expenses, travel, and outside services expenses totaling approximately $1,382,000. This increase in costs was offset by lower material and supplies and disposal costs totaling approximately $158,000 with the remaining lower costs in general expenses in various categories. Included within cost of goods sold is depreciation and amortization expense of $694,000 and $2,245,000 for the six months ended June 30, 2018, and 2017, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2018 decreased $311,000 over the same period in 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$1,523	16.7	$2,174	22.6	$(651)
Services	520	13.0	180	5.8	340
Total	$2,043	15.5	$2,354	18.5	$(311)

Treatment Segment gross profit decreased $651,000 or 29.9% and gross margin decreased to 16.7% from 22.6%. Excluding the $1,215,000 in additional closure costs recorded as discussed previously in connection with the pending closure of our M&EC subsidiary, gross profit increased $564,000 or 25.9% and gross margin increased to 29.9% from 22.6% primarily due to the reduction in overall fixed costs and revenue mix. In the Services Segment, the increases in gross profit of $340,000 or 188.9% and gross margin to 13.0% from 5.8% was primarily due to the increase in revenue. Additionally, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2018 increased $290,000 over 2017, as follows:

		%		%
(In thousands)	2018	Revenue	2017	Revenue	Change
Treatment	$4,303	23.8	$4,861	24.7	$(558)
Services	1,060	13.7	212	3.7	848
Total	$5,363	20.8	$5,073	20.0	$290

Treatment Segment gross profit decreased $558,000 or 11.5% and gross margin decreased to 23.9% from 24.7%. Excluding the $1,215,000 in additional closure costs recorded as discussed previously in connection with our M&EC subsidiary, gross profit increased 657,000 or 13.5% and gross margin increased to 30.5% from 24.7% primarily due to the reduction in overall fixed costs and revenue mix. In the Services Segment, the increases in gross profit of $848,000 or 400.0% and gross margin to 13.7% from 3.7% was primarily due to the increase in revenue. Additionally, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased $193,000 for the three months ended June 30, 2018, as compared to the corresponding period for 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change
Administrative	$1,252	—	$1,244	—	$8
Treatment	978	10.7	856	8.9	122
Services	410	10.2	733	23.8	(323)
Total	$2,640	20.1	$2,833	22.3	$(193)

The decrease in total SG&A was primarily due to lower SG&A costs in the Services Segment. Services Segment SG&A decreased by $323,000 primarily due to the following: outside services expenses were lower by approximately $48,000 resulting from fewer consulting/legal/subcontract matters; bad debt expense was lower by approximately $99,000 resulting from reversal of certain allowances for bad debt resulting from payment by customers; general expenses were lower by approximately $195,000 in various categories which included an adjustment in rent expense resulting from the end of our lease term for our business center office in Knoxville, Tennessee; and salaries and payroll related expenses were higher by approximately $19,000. The slight increase in Administrative SG&A was due to the following: stock-based compensation expense was higher by approximately $26,000 resulting from options granted to our executive officers in July 2017 and options granted to certain of our employees in October 2017; healthcare costs were higher by approximately $7,000; general expenses were lower by $10,000 in various categories, travel expenses were lower by $6,000; and outside services expenses were lower by $9,000 resulting from fewer consulting/business matters. Treatment SG&A was higher primarily due to the following: general expenses were higher by approximately $115,000 in various categories; and outside services expenses were higher by approximately $7,000. Included in SG&A expenses is depreciation and amortization expense of $18,000 and $22,000 for the three months ended June 30, 2018, and 2017, respectively.

SG&A expenses decreased $264,000 for the six months ended June 30, 2018, as compared to the corresponding period for 2017, as follows:

(In thousands)	2018	% Revenue	2017	% Revenue	Change
Administrative	$2,477	—	$2,460	—	$17
Treatment	1,900	10.5	1,753	8.9	147
Services	1,043	13.5	1,471	25.6	(428)
Total	$5,420	21.0	$5,684	22.4	$(264)

The decrease in total SG&A was primarily due to lower SG&A costs in the Services Segment. Services Segment SG&A decreased by $428,000 primarily due to the following: outside services expenses were lower by approximately $74,000 resulting from fewer consulting/legal/subcontract matters; bad debt expense was lower by approximately $68,000 resulting from reversal of certain allowance for bad debt resulting from payment by customers; general expenses were lower by approximately $258,000 in various categories which included an adjustment in rent expense resulting from the end of our lease term for our business center office in Knoxville, Tennessee; and salaries and payroll related expense were lower by approximately $28,000. The slight increase in Administrative SG&A was primarily due to the following: stock-based compensation expenses were higher by approximately $52,000 resulting from options granted to our executive officers in July 2017 and options granted to certain of our employees in October 2017; healthcare costs were higher by approximately $26,000; general expenses were lower by $29,000 in various categories; and outside services expenses were lower by $32,000 resulting from fewer consulting/business matters. Treatment SG&A was higher primarily due to the following: general expenses were higher by approximately $186,000 in various categories; travel expenses were higher by approximately $30,000; outside services expenses were higher by $53,000 resulting from more business/consulting matters; and salaries and payroll related expenses were lower by approximately $122,000. Included in SG&A expenses is depreciation and amortization expense of $37,000 and $43,000 for the six months ended June 30, 2018 and 2017, respectively.

R&D

R&D expenses decreased $400,000 and decreased $557,000 for the three and six months ended June 30, 2018, respectively, as compared to the corresponding period of 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Administrative	$33	$7	$26	$51	$15	$36
Treatment	115	62	53	228	243	(15)
Services	—	—	—	—	—	—
PF Medical	71	550	(479)	172	750	(578)
Total	$219	$619	$(400)	$451	$1,008	$(557)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The decreases in R&D costs for the three months ended June 30, 2018 and six months ended June 30, 2018 as compared to the corresponding periods of 2017 were primarily due the decreases in R&D expenses in the Medical Segment. As disclosed previously, our Medical Segment has ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities and we anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding.

Interest Income

Interest income increased $45,000 for the three months ended June 30, 2018 as compared to the corresponding period of 2017 and increased $59,000 for the six months ended June 30, 2018 as compared to the corresponding period of 2017 primarily due to higher interest earned on the finite risk sinking funds resulting from higher interest rates.

Interest Expense

Interest expense decreased approximately $28,000 for the three months ended June 30, 2018 as compared to the corresponding period of 2017. The decrease was primarily due to lower interest from our declining term loan balance and lower average revolver loan balance outstanding. The decrease in interest expense of approximately $74,000 for the six months ended June 30, 2018 as compared to the corresponding period of 2017 was also primarily due to lower interest expense from our declining term loan balance and lower average revolver loan balance outstanding.

Discontinued Operations and Divestitures

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility, which is currently undergoing closure, subject to regulatory approval.

We had net losses of $206,000 and $363,000 for our discontinued operations for the three and six months ended June 30, 2018, respectively (net of taxes of $0 for each period). We had net losses of $160,000 and $291,000 for our discontinued operations for the three and six months ended June 30, 2017, respectively (net of taxes of $0 for each period). The net losses for the three and six months ended June 30, 2018 included an increase of approximately $50,000 in remediation reserve at our Perma-Fix of Dayton (“PFD”) subsidiary due to reassessment of the remediation reserve.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2018 were primarily financed by our operations and credit facility availability. Our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, planned capital expenditures, and closure spending requirements of approximately $924,000 in connection with the pending closure of our M&EC facility. We plan to fund these requirements from our operations and our credit facility. Additionally, as a result of the M&EC facility closure, we expect to receive, during the latter half of 2018, a release of approximately $5,000,000 of the $15,807,000 restricted finite risk sinking funds held by American International Group (“AIG”) as collateral under the financial assurance policy dated June 2003 that we currently have with AIG. This release of finite risk sinking funds is subject to approval from AIG and the appropriate regulators and when released, we believe will further enhance our liquidity. We continue to explore all sources of increasing revenue. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our credit facility are sufficient to fund our operations for the next twelve months. Additionally, the release of the finite risk sinking funds that we expect to receive during the latter half of 2018 as a result of the M&EC facility closure as discussed above will provide additional funding for our operations as needed. As previously disclosed, our Medical Segment substantially reduced its R&D activities due to the need for capital to fund such activities. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise. Our Medical Segment continues to seek various sources of potential funding. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activities during the first six months of 2018:

(In thousands)
Cash provided by operating activities of continuing operations	$2,657
Cash used in operating activities of discontinued operations	(322)
Cash used in investing activities of continuing operations	(528)
Cash provided by investing activities of discontinued operations	36
Cash used in financing activities of continuing operations	(579)
Effect of exchange rate changes in cash	(12)
Increase in cash and finite risk sinking fund (restricted cash)	$1,252

At June 30, 2018, we were in a positive cash position with no revolving credit balance. At June 30, 2018, we had cash on hand of approximately $2,184,000 which includes account balances for our foreign subsidiaries totaling approximately $690,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $6,075,000 at June 30, 2018, a decrease of $1,865,000 from the December 31, 2017 balance of $7,940,000. The decrease was primarily due to increased accounts receivable collections. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

Accounts payable, totaled $5,061,000 at June 30, 2018, an increase of $1,524,000 from the December 31, 2017 balance of $3,537,000. The increase in accounts payable was attributed to closure related expenses for our M&EC facility which are pending for payment. Additionally, our accounts payable are impacted by the timing of payment as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

Disposal/transportation accrual at June 30, 2018, totaled $1,449,000, a decrease of $622,000 over the December 31, 2017 balance of $2,071,000. Our disposal accrual can vary based on revenue mix and the timing of waste shipments for final disposal. During 2018, we shipped more waste for disposal.

We had a working capital deficit of $3,374,000 (which included working capital of our discontinued operations) at June 30, 2018 as compared to a working capital deficit of $2,268,000 at December 31, 2017. The additional accrual of $1,215,000 in closure costs we recorded in the second quarter of 2018 in connection with the pending closure of our M&EC facility negatively impacted our working capital. We anticipate that cash flows to be generated from our operations and the release of the restricted finite sinking funds by AIG which we anticipate to receive upon the closure of our M&EC facility as discussed above, will provide improvement to our working capital deficit.

Investing Activities

For the six months ended June 30, 2018, our purchases of capital equipment totaled approximately $767,000, of which $213,000 was financed, with the remaining funded from cash from operations. These expenditures were made primarily for our Treatment Segment. We have budgeted approximately $2,000,000 for 2018 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and footprint expansion for one of our Treatment Segment facilities. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We have traditionally incurred actual capital spending totals for a given year at less than the initial budgeted amount. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

At June 30, 2018, the borrowing availability under our revolving credit was $3,051,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $2,000,000 that our lender has imposed. Our borrowing availability under our revolving credit was also reduced by outstanding standby letters of credit totaling approximately $2,660,000.

On July 26, 2018, we entered into an amendment to our Revised Loan Agreement which provided for, among other things, the release of $1,000,000 of the $2,000,000 in borrowing availability reduction that our lender had previously imposed as discussed above. The release of this borrowing availability reduction will allow us to use the $1,000,000 for working capital purposes. Most of the other terms of the Revised Loan Agreement remain principally unchanged. After the release of the $1,000,000 of the $2,000,000 borrowing availability reduction on July 26, 2018, our borrowing availability as of July 27, 2018 under our revolving credit facility was $3,136,000, which was based on eligible receivable, the remaining reduction of borrowing availability and the outstanding standby letter of credits as discussed above.

Our credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The following table details the quarterly financial covenant requirements under our credit facility at June 30, 2018.

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1.15:1	1.22:1	1.72:1
Minimum tangible adjusted net worth	$26,000	$27,038	$28,364

We met our quarterly financial covenants in the first and second quarters of 2018 and we expect to meet these quarterly financial covenant requirements in the next twelve months. If we fail to meet any of these quarterly financial covenant requirements as noted above and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

M&EC Series B Preferred Stock

The non-voting Series B Preferred Stock (the “Series B Preferred Stock”) of our consolidated wholly-owned subsidiary, M&EC, was exchanged by us for our Common Stock in a private exchange offer exempt from registration (the “Exchange Offer”). Holders of shares of M&EC Series B Preferred Stock were entitled to receive, when, as and if declared by M&EC’s board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 5% per share on the liquidation preference of $1.00 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrued without interest beginning one year from the date of original issuance (June 25, 2001), and was payable in cash, if, when, and as declared by M&EC board, quarterly each year commencing on the first dividend due date following the expiration of one year from the date of original issuance. The Exchange Offer, to all 13 holders of the M&EC Series B Preferred Stock, was to exchange, in a private placement exempt from registration, for every share of Series B Preferred Stock tendered, (a) 0.1050805 shares of our newly issued common stock, par value $.001 per share (“Common Stock”), and (b) cash in lieu of fractional shares of Common Stock that would otherwise be issuable to the tendering holder of Series B Preferred Stock, in an amount equal to such fractional share of Common Stock multiplied by the closing price per share of the Common Stock on the last trading day immediately preceding the expiration date of the Exchange Offer. The Exchange Offer for all 1,284,730 shares of Series B Preferred Stock outstanding and had an expiration date of May 30, 2018. We own 100% of the voting capital stock of M&EC. On May 30, the Exchange Offer was consummated resulting in the issuance of an aggregate 134,994 shares of our Common Stock for the 1,284,730 shares of Series B Preferred Stock and the payment of an aggregate of approximately $29.00 in cash in lieu of the fractional shares of our Common Stock that would otherwise have been issuable to the tendering holder of the Series B Preferred Stock. The fair value of the 134,994 shares of our Common Stock issued was determined to be approximately $648,000 which was based on the closing price of our Common Stock on May 30, 2018 of $4.80 per share. Upon the consummation of the Exchange Offer, the previous holders of the M&EC Series B Preferred Stock forfeited all rights of a holder of Series B Preferred Shares, including the right to receive quarterly cash dividends, and the rights to the cumulative accrued and unpaid dividends with M&EC Series B Preferred Stock in the amount of approximately $1,022,000 at May 30, 2018. The M&EC Board has never declared dividends on the Series B Preferred Stock and our credit facility prohibits the payment of cash dividends without the lender’s consent. After the Exchange Offer, the 1,284,730 shares of the Series B Preferred Stock acquired by us were contributed by us to M&EC and the Series B Preferred Stock is no longer outstanding. We recorded a gain of approximately $1,596,000, which was net of approximately $63,000 in legal expenses incurred for the completion of the transaction.

The shares of our Common Stock issued in exchange for shares of M&EC’s Series B Preferred Stock were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and, as a result, are considered restricted securities that have restrictions on transferability.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2018, the total amount of standby letters of credit outstanding totaled approximately $2,660,000 and the total amount of bonds outstanding totaled approximately $8,943,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At June 30, 2018, the closure and post-closure requirements for these facilities were approximately $29,911,000.

Critical Accounting Policies and Estimates

We adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”) effective January 1, 2018. The adoption of Topic 606 did not materially impact our revenues. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We performed services relating to waste generated by government clients (includes U.S federal and state), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $9,276,000 or 70.5% and $18,929,000 or 73.3% of our total revenues generated during the three and six months ended June 30, 2018, respectively, as compared to $9,698,000 or 76.3% and $19,137,000 or 75.3% of our total revenue generated during the corresponding period of 2017, respectively.

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

At June 30, 2018, we had total accrued environmental remediation liabilities of $898,000, of which $226,000 is recorded as a current liability, which reflects an increase of $27,000 from the December 31, 2017 balance of $871,000. The net increase presents an increase of approximately $50,000 made to the reserve at our Perma-Fix of Dayton, Inc. subsidiary (“PFD”) due to reassessment of the remediation reserve and payments of approximately $23,000 on remediation projects for the same subsidiary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2018

(b)	Changes in internal control over financial reporting.

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) and a series of related accounting standard updates (collectively referred to as “Topic 606”). Although the adoption of the new revenue standards had no significant impact on our financial position, results of operations, or cash flows, we did implement changes to our controls related to revenue. These included the development of new policies and controls based on the five-step model provided in Topic 606, enhanced contract review requirements, and other ongoing monitoring activities. These controls were developed to provide assurance at a reasonable level for the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits

(a)	Exhibits

4.1	Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 26, 2018, as incorporated by reference from Exhibit 4.1 to the Company’s 8-K filed on July 30, 2018.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the C.ompany furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 8, 2018	By:	/s/ Mark Duff
Mark Duff President and Chief (Principal) Executive Officer

Date: August 8, 2018	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

