Form 10-K
period 2019-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2020-03-20
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1954497
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

8302 Dunwoody Place, #250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

(770) 587-9898

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 Par Value	PESI	NASDAQ Capital Markets
Preferred Stock Purchase Rights		NASDAQ Capital Markets

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

Yes [  ] No [X]

The aggregate market value of the Registrant’s voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2019), was approximately $44,338,864. For the purposes of this calculation, all directors and executive officers of the Registrant (as indicated in Item 12) have been deemed to be affiliates. Such determination should not be deemed an admission that such directors and executive officers, are, in fact, affiliates of the Registrant. The Company’s Common Stock is listed on the NASDAQ Capital Markets.

As of February 18, 2020, there were 12,123,006 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I

ITEM 1.	BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), a Delaware corporation incorporated in December 1990, is an environmental and environmental technology know-how company.

We have grown through acquisitions and internal growth. Our goal is to continue to focus on the safe and efficient operation of our three waste treatment facilities and on-site activities, identify and pursue strategic acquisitions to expand our market base, and conduct research and development (“R&D”) of innovative technologies to solve complex waste management challenges providing increased value to our clients. The Company continues to focus on expansion into both commercial and international markets to supplement government spending in the United States of America (“USA”), from which a significant portion of the Company’s revenue is derived. This includes new services, new customers and increased market share in our current markets.

Our majority-owned subsidiary, Perma-Fix Medical S.A. and its wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFM Corporation” – a Delaware corporation) (together known as “PF Medical” or our “Medical Segment”), has not generated any revenue but continues on a limited basis to evaluate strategic options to commercialize its medical isotope production. These options require substantial capital to fund R&D requirements, in addition to start-up and production costs. As a result, the Medical Segment has substantially reduced its R&D activities and is attempting to raise the necessary capital or to partner with others willing to finance its activities (see “Medical Segment” below for further information in connection with this segment).

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

The Company completed the closure and decommissioning activities of its East Tennessee Materials and Energy Corporation (“M&EC”) facility (within our Treatment Segment and in closure status) in accordance with M&EC’s license and permit requirements in 2019.

For 2019, the Treatment Segment accounted for $40,364,000, or 54.9%, of total revenue, as compared to $36,271,000, or 73.2%, of total revenue for 2018. See “Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with government clients (domestic and foreign) or with others as a subcontractor to government clients.

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

For 2019, the Services Segment accounted for $33,095,000, or 45.1%, of total revenue, as compared to $13,268,000, or 26.8%, of total revenue for 2018. See “Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with government clients (domestic and foreign) or with others as a subcontractor to government clients.

MEDICAL SEGMENT reporting includes: R&D costs for the new medical isotope production technology from our majority-owned Polish subsidiary, PF Medical, of which we own approximately 60.5% at December 31, 2019. The Medical Segment has not generated any revenue as it remains in the R&D stage. The Company continues to scale down R&D costs for this segment which consist primarily of third party fees and other administrative related costs associated with the segment. As previously disclosed, our Medical Segment has substantially reduced its R&D activities due to the need for capital to fund these activities. The Company anticipates that the Medical Segment will not resume full R&D activities until the necessary capital is obtained through its own credit facility or additional equity raise or obtains partners willing to provide funding for its R&D.

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

Our corporate office is located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Foreign Revenue

Our consolidated revenue for 2019 and 2018 included approximately $149,000, or 0.2%, and $98,000, or 0.2%, respectively, from United Kingdom customers (including revenues generated by our United Kingdom subsidiary, Perma-Fix UK Limited (“PF UK Limited”)).

Our consolidated revenue for 2019 and 2018 included approximately $5,488,000, or 7.5%, and $1,140,000, or 2.3%, respectively, from Canadian customers (including revenues generated by our Perma-Fix of Canada, Inc. (“PF Canada”) subsidiary).

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

PFF, located in Gainesville, Florida, operates its hazardous, mixed and low-level radioactive waste activities under a Resource Conservation and Recovery Act (“RCRA”) Part B permit, Toxic Substances Control Act (“TSCA”) authorization, Restricted RX Drug Distributor-Destruction license, biomedical, and a radioactive materials license issued by the State of Florida.

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

As previously discussed, the Company completed the closure and decommissioning activities of its M&EC facility (within our Treatment Segment) in accordance with M&EC’s license and permit requirements in 2019. The Company had previously fully impaired the permit value for our M&EC facility. The permits at M&EC have been terminated.

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by our Treatment Segment are very difficult to obtain for a single facility and make these facilities unique.

We believe that the permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste and radioactive and mixed waste activities as presently operated by our waste treatment subsidiaries. If the permit requirements for hazardous waste treatment, storage, and disposal (“TSD”) activities and/or the licensing requirements for the handling of low-level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, we believe such would allow companies to enter into these markets and provide greater competition.

Backlog

The Treatment Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. At December 31, 2019, our Treatment Segment had a backlog of approximately $8,506,000, as compared to approximately $11,104,000 at December 31, 2018. Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarters.

Dependence Upon a Single or Few Customers

Our Treatment and Services Segments have significant relationships with the U.S and Canadian governmental authorities, and continue to enter into contracts, directly as the prime contractor or indirectly for others as a subcontractor, to government authorities. The U.S Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”) represent major customers for our Treatment and Services Segments which may be a direct contractor for these two major customers or indirectly as a subcontractor for others to these two major customers. The contracts that we are a party to with the U.S federal government or with others as a subcontractor to the U.S federal government generally provide that the government may terminate or renegotiate the contracts on 30 days’ notice, at the government’s election. The contracts/task order agreements that we are a party to with Canadian governmental authorities generally provide that the government authorities may terminate the contracts/task order agreements at any time for any reason for convenience. Our inability to continue under existing contracts that we have with the U.S federal government and Canadian government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $59,985,000, or 81.7%, of our total revenue during 2019, as compared to $35,944,000, or 72.6%, of our total revenue during 2018.

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Competitive Conditions

The Treatment Segment’s largest competitor is EnergySolutions (“ES”) which operates treatment facilities in Oak Ridge, TN and Erwin, TN and disposal facilities for low level radioactive waste in Clive, UT and Barnwell, SC. Waste Control Specialists (“WCS”), which has licensed disposal capabilities for low level radioactive waste in Andrews, TX, is also a competitor in the treatment market with increasing market share. These two competitors also provide us with options for disposal of our treated nuclear waste. The Treatment Segment treats and disposes of DOE generated wastes largely at DOE owned sites. Our Treatment Segment currently solicits business primarily on a North America basis with both government and commercial clients; however, we continue to focus on emerging international markets for additional work.

Our Services Segment is engaged in highly competitive businesses in which a number of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the project specification being bid on and the different specialty skill sets of each bidder for which our Services Segment competes, especially projects subject to the governmental bid process. We also have the ability to prime federal government small business procurements (small business set asides). Based on past experience, we believe that large businesses are more willing to team with small businesses in order to be part of these often-substantial procurements. There are a number of qualified small businesses in our market that will provide intense competition that may provide a challenge to our ability to maintain strong growth rates and acceptable profit margins. For international business there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. Our recently implemented strategic plan, which includes increasing our overall contract bid/win ratio and expansion into commercial and international markets, has thus far been successful. Since mid-2019, our wholly-owned subsidiary, PF Canada, entered into two Task Order Agreements (“TOA”) with the Canadian Nuclear Laboratories, LTD. (“CNL”), with an aggregate value of approximately $11,500,000 (U.S dollar), for remediation work at specific sites within Ontario, Canada. Work under these TOAs are expected to be completed by 2020. The TOAs with the Canadian government generally provide that the government may terminate a TOA at any time for convenience. If our Services Segment is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

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

At December 31, 2019, we had total accrued environmental remediation liabilities of $927,000, an increase of $40,000 from the December 31, 2018 balance of $887,000. The net increase represents an increase of approximately $50,000 made to the reserve at our PFM subsidiary due to reassessment of the remediation reserve and payments of approximately $10,000 on remediation projects for our PFD subsidiary. At December 31, 2019, $817,000 of the total accrued environmental remediation liabilities was recorded as current.

No insurance or third-party recovery was taken into account in determining our cost estimates or reserves.

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

Research and Development (“R&D”)

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat. Our competitors also devote resources to R&D and many such competitors have greater resources at their disposal than we do. As previously discussed, our Medical Segment has ceased a substantial portion of its R&D activities due to the need for substantial capital to fund such activities. We continue to explore ways to raise this capital. We anticipate that our Medical Segment will not restart its full-scale R&D activities until it obtains the necessary funding or find a partner willing to fund its R&D activities. During 2019 and 2018, we incurred approximately $750,000 and $1,370,000, respectively, in R&D activities, of which approximately $314,000 and $811,000, respectively, were spent by our Medical Segment.

Number of Employees

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. At December 31, 2019, we employed approximately 325 employees, of whom 308 are full-time employees and 17 are part-time/temporary employees.

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

Atomic Energy Act

The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission “USNRC”) to enter into “Agreements with states to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations.” The State of Florida Department of Health (with the USNRC oversight), Office of Radiation Control, regulates the permitting and radiological program of the PFF facility, and the State of Tennessee (with the USNRC oversight), Tennessee Department of Radiological Health, regulates permitting and the radiological program of the DSSI facility. The State of Washington (with the USNRC oversight) Department of Health, regulates permitting and the radiological operations of the PFNWR facility.

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

A material amount of our Treatment and Services Segments’ revenues are generated through various government contracts or subcontracts (domestic and foreign (primarily Canadian)). Our revenues from governmental contracts and subcontracts relating to governmental facilities within our segments were approximately $59,985,000, or 81.7%, and $35,944,000, or 72.6%, of our consolidated operating revenues for 2019 and 2018, respectively. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the U.S federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. The contracts/task order agreements that we are a party to with Canadian governmental authorities generally provide that the government authorities may terminate the contracts/task order agreements at any time for any reason for convenience. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Our existing and future customers may reduce or halt their spending on hazardous waste and nuclear services with outside vendors, including us.

A variety of factors may cause our existing or future customers (including government clients) to reduce or halt their spending on hazardous waste and nuclear services from outside vendors, including us. These factors include, but are not limited to:

●	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
●	failure of government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation sites, including DOE and DOD sites;
●	civic opposition to or changes in government policies regarding nuclear operations;
●	a reduction in demand for nuclear generating capacity; or
●	failure to perform under existing contracts, directly or indirectly, with the government.

These events could result in or cause government clients to terminate or cancel existing contracts involving us to treat, store or dispose of contaminated waste and/or to perform remediation projects, at one or more of government sites since all contracts with, or subcontracts involving, the federal government are terminable upon or subject to renegotiation at the option of the government on 30 days notice and contracts/task order agreements that we are a party to with Canadian governmental authorities generally provide that the government authorities may terminate the contracts/task order agreements at any time for any reason for convenience. These events also could adversely affect us to the extent that they result in the reduction or elimination of contractual requirements, lower demand for nuclear services, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Economic downturns, reductions in government funding or other events beyond our control (such as the impact of the Coronavirus) could have a material negative impact on our businesses.

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including, without limitation, economic conditions, reductions in the budget for spending to remediate federal sites due to numerous reasons including, without limitation, the substantial deficits that the federal government has and is continuing to incur, and/or the impact resulting from the Coronavirus (or Covid-19). During economic downturns, large budget deficits that the federal government and many states are experiencing, and other events beyond our control, including, but not limited to the Coronavirus, the ability of private and government entities to spend on waste services, including nuclear services, may decline significantly. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE. Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business or the government declaring an emergency for reasons beyond our control (such as the Coronavirus), resulting in the delay or termination of remediation projects at federal or other sites or delay or termination of waste shipments from our customers to us could have a material adverse impact on our business, financial position, results of operations and cash flows. As a result of the Coronavirus, we have been informed that certain field projects for remediation work are being suspended until further notice due to precautions associated with the risk of potential virus spread among staff and client. Additionally, at this time, certain customers have delayed waste shipments to us into the second quarter of 2020 that were originally scheduled for the first quarter of 2020. Additional remediation projects we are working on and/or waste shipments to us from our customers could be further delayed/suspended due to the Coronavirus.

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

Our governmental contracts, which include significant amount from the DOE or subcontracts relating to DOE sites, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse the U.S. government for amounts previously received.

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

Our Treatment Segment has limited options available for disposal of its nuclear waste. Currently, there are only three disposal sites, each site having different owners, for our low-level radioactive waste we receive from non-governmental sites, allowing us to take advantage of the pricing competition between the three sites. If any of these disposal sites ceases to accept waste or closes for any reason or refuses to accept the waste of our Treatment Segment, for any reason, we would have limited remaining site to dispose of our nuclear waste. With limited end disposal site to dispose of our waste, we could be subject to significantly increased costs which could negatively impact our results of operations.

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

We and our customers operate in a politically sensitive environment. Opposition by third parties to particular projects can limit the handling and disposal of radioactive materials. Adverse public reaction to developments in the disposal of radioactive materials, including any high-profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and our business.

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

We are engaged in highly competitive business in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national, international (primarily Canada currently) and regional firms with nuclear and/or hazardous waste services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect certain types of businesses and under-represented minority contractors. Although we believe we have the ability to certify and bid government contract as a small business, there are a number of qualified small businesses in our market that will provide intense competition. For international business, which we continue to focus on, there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. Competition places downward pressure on our contract prices and profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience on overall reduction in our profits.

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

We have approximately $20,548,000 and $57,809,000 in net operating loss carryforwards for federal and state income tax purposes, respectively, which will expire in various amounts starting in 2021 if not used against future federal and state income tax liabilities, respectively. Approximately $12,199,000 of our federal net operating loss carryforwards were generated after December 31, 2017 ad thus do not expire. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years. Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

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

Our revenues may be earned under contracts that are fixed-price or maximum price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, and/or other events beyond our control, such as the impact of the Coronavirus, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

Adequate bonding is necessary for us to win certain types of new work and support facility closure requirements.

We are often required to provide performance bonds to customers under certain of our contracts, primarily within our Services Segment. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. In addition, we provide bonds to support financial assurance in the event of facility closure pursuant to state requirements. We currently have a bonding facility but, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, when we failed to meet our minimum quarterly fixed charge coverage ratio (“FCCR”) requirement, our lender has either waived these instances of non-compliance or provided certain amendments to our FCCR requirements which enabled us to meet our quarterly FCCR requirements. Additionally, our lender has in the past waived our quarterly FCCR testing requirements. If we fail to meet any of our financial covenants going forward, including the minimum quarterly FCCR requirement, and our lender does not further waive the non-compliance or further revise our covenant requirement so that we are in compliance, our lender could accelerate the payment of our borrowings under our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Our debt and borrowing availability under our credit facility could adversely affect our operations.

At December 31, 2019, our aggregate consolidated debt was approximately $3,880,000. Our Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011, as subsequently amended (“Revised Loan Agreement”) provides for a total credit facility commitment of approximately $18,100,000, consisting of a $12,000,000 revolving line of credit and a term loan of $6,100,000. The maximum we can borrow under the revolving part of the credit facility is based on a percentage of the amount of our eligible receivables outstanding at any one time reduced by outstanding standby letters of credit and any borrowing reduction that our lender may impose from time to time. At December 31, 2019, we had borrowings under the revolving part of our credit facility of approximately $321,000 and borrowing availability of up to an additional $8,714,000. A lack of positive operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, to refinance indebtedness, and borrow under our credit facility will depend on both our and our subsidiaries’ future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

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

Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. At December 31, 2019, we had 12,115,878 shares of Common Stock outstanding.

In addition, at December 31, 2019, we had outstanding options to purchase 681,300 shares of our Common Stock at exercise prices ranging from $2.79 to $8.40 per share. Further, our preferred share rights plan, if triggered, could result in the issuance of a substantial amount of our Common Stock. The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

We have authorized and unissued 17,135,180 (which include shares issuable under outstanding options to purchase 681,300 shares of our Common Stock and shares issuable under an outstanding warrant to purchase 60,000 shares of our Common Stock) shares of our Common Stock and 2,000,000 shares of our Preferred Stock as of December 31, 2019 (which includes 50,000 shares of our Preferred Stock reserved for issuance under our new preferred share rights plan discussed below). These unissued shares could be used by our management to make it more difficult for, and thereby discourage an attempt to acquire control of us.

Our Preferred Share Rights Plan may adversely affect our stockholders.

In May 2018, the Company adopted a Preferred Share Purchase Rights Plan (“Rights Plan”). As part of the Rights Plan, the Company’s Board of Directors (“Board”) declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s Common Stock to stockholders of record on May 12, 2018. The Rights Plan is designed to assure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender abusive tactics to gain control of the Company. The Rights Plan, as amended, is to terminate the earliest of (1) close of business on May 2, 2021, (2) the time at which the Rights are redeemed, (3) the time at which the Rights are exchange, or (4) closing of any merger or acquisition of the Company which has been approved by the Board prior to any person becoming such an acquiring person.

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

The properties where three of our facilities operate on (Kingston, Tennessee; Gainesville, Florida; and Richland, Washington) are held by our senior lender as collateral for our credit facility. The Company currently leases properties in the following locations for operations and administrative functions within our Treatment and Services Segments, including our corporate office and Business Center:

Square Footage (SF)/
Location	Acreage (AC)	Expiration of Lease
Oak Ridge, TN (Business Center)	14,932 SF	May 1, 2022
Oak Ridge, TN (Services)	5,000 SF	September 30, 2020
Blaydon On Tyne, England (Services)	1,000 SF	Monthly
New Brighton, PA (Services)	3,558 SF	June 30, 2022
Newport, KY (Services)	1,566 SF	Monthly
Pembroke, Ontario, Canada (Services)	800 SF	Monthly
Atlanta, GA (Corporate)	6,499 SF	February 28, 2021
Oak Ridge, TN (Treatment)	8.7 AC, including 17,400 SF	October 1, 2021

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

		2019		2018
		Low	High	Low	High
Common Stock	1st Quarter	$2.50	$3.94	$3.29	$4.26
	2nd Quarter	3.40	4.46	4.10	5.15
	3rd Quarter	3.10	4.77	4.05	5.00
	4th Quarter	4.30	9.98	1.90	4.57

At February 18, 2020, there were approximately 170 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, we have been advised that the total number of beneficial stockholders at February 18, 2020 was approximately 2,231.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Revised Loan Agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from our lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2019.

We adopted a preferred share rights plan (the “Rights Plan”), as amended, which is designed to protect us against certain creeping acquisitions, open market purchases, and certain mergers and other combinations with acquiring companies. The Rights Plan is to terminate at the earliest of (1) close of business on May 2, 2021 (the “Final Expiration Date”), (2) the time at which the Rights are redeemed, (3) the time at which the Rights are exchange, or (4) closing of any merger or acquisition of the Company approved by the Board prior to any person becoming acquiring person.

See Item 1A. - Risk Factors – “Our Preferred Share Rights Plan may adversely affect our stockholders” as to further discussion relating to the terms of our Rights Plan in addition to its termination date.

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

Review

Revenue increased $23,920,000 or 48.3% to $73,459,000 for the twelve months ended December 31, 2019 from $49,539,000 for the corresponding period of 2018. The revenue increase was primarily in the Services Segments where revenue increased approximately $19,827,000 or 149.4%. The increase in revenue within our Services Segment was primarily due to awards of several contracts/task orders for project work since the latter part of the first quarter of 2019, the result of successful implementation of our strategic plan in winning contract bids. Treatment Segment revenue increased $4,093,000 or 11.3%. Total gross profit increased $7,123,000 or 84.2%. Gross profit for the twelve months of 2019 and 2018 included closure costs recorded in the amount of approximately $330,000 and $3,323,000, respectively, in connection with the closure of our East Tennessee Materials and Energy Corporation (“M&EC”) facility in 2019 which we have completed in accordance with M&EC’s license and permit requirements. SG&A expenses increased $1,121,000 or 10.4% for the twelve months ended December 31, 2019 as compared to the corresponding period of 2018.

As a result of the closure of our M&EC facility in 2019 as discussed above, on July 22, 2019, we received a release of $5,000,000 of finite risk sinking funds held as collateral under our financial assurance closure policy dated June 2003 from AIG Specialty Insurance Company (“AIG”) (see “Liquidity and Capital Resources – Insurance” within this MD&A for a discussion of the release of this finite risk sinking funds). Additionally, on April 1, 2019, we consummated a lending transaction with Mr. Robert Ferguson resulting in the receipt of $2,500,000 in loan proceeds (see “Liquidity and Capital Resources – Financing Activities” within this MD&A for a discussion of this loan transaction). Both of these transactions, along with our operation, have significantly improved our working capital. At December 31, 2019, we had working capital of approximately $26,000 as compared to working capital deficit of $6,753,000 at December 31, 2018.

Business Environment and Outlook

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions, the manner in which the applicable government will be required to spend funding to remediate various sites, and/or the impact resulting from the Coronavirus. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment continues to evaluate strategic options to commercialize its medical isotope production technology. These options generally require substantial capital to fund research and development (“R&D”) requirements, in addition to start-up and production costs. The Company’s Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. The Company anticipates that its Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are continually reviewing methods to raise additional capital to supplement our liquidity requirements, when needed, and reducing our operating costs. We are committed to further reducing operating costs to bring them in line with revenue levels, when needed. Further, our recently implemented strategic plan, which includes increasing our overall contract bid/win ratio and expansion into both commercial and international markets to increase revenues in our Treatment and Services Segments to offset the uncertainties of government spending in the United States, has thus far been successful. Since May 2019, our wholly-owned subsidiary, Perma-Fix Canada, Inc. (within our Services Segment) entered into two Task Order Agreements (“TOAs”) with the Canadian Nuclear Laboratories, LTD. (“CNL”), with a total value of approximately $11,500,000 (U.S dollar), for remediation work at specific sites within Ontario, Canada. Remediation work under these two TOAs are expected to be completed within 2020. We believe that the full implementation of our strategic plan should be accomplished over the next few years, and when fully implemented, we believe it should further improve our revenue and liquidity and increase our shareholder values.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our three reportable segments: The Treatment Segment (“Treatment”), the Services Segment (“Services”), and the Medical Segment (“Medical”). Our Medical Segment has not generated any revenue and all costs incurred are included within R&D:

Summary - Years Ended December 31, 2019 and 2018

Below are the results of continuing operations for years ended December 31, 2019 and 2018 (amounts in thousands):

(Consolidated)	2019	%	2018	%
Net revenues	$73,459	100.0	$49,539	100.0
Cost of goods sold	57,875	78.8	41,078	82.9
Gross profit	15,584	21.2	8,461	17.1
Selling, general and administrative	11,862	16.1	10,741	21.7
Research and development	750	1.0	1,370	2.8
Loss (gain) on disposal of property and equipment	3	—	(46)	(.1)
Loss from operations	2,969	4.0	(3,604)	(7.3)
Interest income	337	.5	295	.6
Interest expense	(432)	(.6)	(251)	(.5)
Interest expense – financing fees	(208)	(.3)	(38)	(.1)
Other	223	.3	(8)	—
Net gain on exchange offer of Series B Preferred Stock	—	—	1,596	3.2
Income (loss) from continuing operations before taxes	2,889	3.9	(2,010)	(4.1)
Income tax expense (benefit)	157	.2	(936)	(1.9)
Income (loss) from continuing operations	$2,732	3.7	$(1,074)	(2.2)

Revenue

Consolidated revenues increased $23,920,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018, as follows:

(In thousands)	2019	% Revenue	2018	% Revenue	Change	% Change
Treatment
Government waste	$27,277	37.1	$23,701	47.8	$3,576	15.1
Hazardous/non-hazardous (1)	6,376	8.7	5,656	11.4	720	12.7
Other nuclear waste	6,711	9.1	6,914	14.0	(203)	(2.9)
Total	40,364	54.9	36,271	73.2	4,093	11.3

Services
Nuclear	30,371	41.4	10,424	21.1	19,947	191.4
Technical	2,724	3.7	2,844	5.7	(120)	(4.2)
Total	33,095	45.1	13,268	26.8	19,827	149.4

Total	$73,459	100.0	$49,539	100.0	$23,920	48.3

1) Includes wastes generated by government clients of $2,422,000 and $1,594,000 for the twelve months ended December 31, 2019 and 2018, respectively.

Treatment Segment revenue increased $4,093,000 or 11.3 % for the twelve months ended December 31, 2019 over the same period in 2018. The revenue increase was primarily due to higher revenue generated from government clients due to higher averaged price waste resulting from revenue mix. The increase in hazardous/non-hazardous waste revenue was also primarily due to higher revenue generated from higher averaged price waste. Services Segment revenue increased by $19,827,000 or 149.4% in the twelve months ended December 31, 2019 from the corresponding period of 2018. As previously discussed, the increase in our Services Segment revenue was primarily due to awards of several contracts/task orders for project work since the latter part of the first quarter of 2019 resulting from the success of our implemented strategic plan in winning contract bids. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $16,797,000 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as follows:

		%		%
(In thousands)	2019	Revenue	2018	Revenue	Change
Treatment	$28,116	69.7	$29,074	80.2	$(958)
Services	29,759	89.9	12,004	90.5	17,755
Total	$57,875	78.8	$41,078	82.9	$16,797

Cost of goods sold for the Treatment Segment decreased by $958,000 or approximately 3.3%. Treatment Segment costs of goods sold for the twelve months ended December 31, 2019 and 2018 included additional closure costs recorded in the amount of approximately $330,000 and $3,323,000, respectively, for our M&EC facility in connection with the closure of the facility. Excluding the closure costs recorded in both periods, Treatment Segment costs increased $2,035,000 or 7.9% due to higher revenue. Excluding the closure costs recorded, Treatment Segment’s variable costs increased by approximately $1,543,000 which included primarily higher disposal, transportation and material and supplies costs. Treatment Segment overall fixed costs were higher by approximately $492,000 resulting from the following: salaries and payroll related expenses were higher by approximately $1,029,000 resulting from higher headcount; travel expenses were higher by $66,000; depreciation expenses were higher by $62,000; general expenses were lower by approximately $505,000 in various categories; regulatory expenses were lower by $54,000; and maintenance expense was lower by approximately $106,000. Services Segment cost of goods sold increased $17,755,000 or 147.9% primarily due to higher revenue as discussed above. The increase in Services Segment’s cost of goods sold was primarily from the following: salaries and payroll related expenses, travel, and outside services expenses were higher by a total of approximately $16,726,000; material and supply expenses were higher by $781,000; regulatory expenses were higher by approximately $441,000 primarily due to bonding requirements on certain projects; general expenses were higher by $191,000 in various categories; disposal/transportation expenses were lower by $245,000; and depreciation expenses were lower by approximately $139,000 as a number of assets became fully depreciated by end of 2018. Included within cost of goods sold is depreciation and amortization expense of $1,301,000 and $1,378,000 for the twelve months ended December 31, 2019, and 2018, respectively.

Gross Profit

Gross profit for the year ended December 31, 2019 was $7,123,000 higher than 2018 as follows:

		%		%
(In thousands)	2019	Revenue	2018	Revenue	Change
Treatment	$12,248	30.3	$7,197	19.8	$5,051
Services	3,336	10.1	1,264	9.5	2,072
Total	$15,584	21.2	$8,461	17.1	$7,123

As discussed previously, Treatment Segment’s cost of goods sold for the twelve months ended December 31, 2019 and 2018 included $330,000 and $3,323,000 in closure costs recorded in connection with the closure of the M&EC facility, respectively. Excluding the closure costs recorded in each of the periods, our Treatment Segment had a gross profit increase of $2,058,000 or 19.6% and gross margin increased to 31.2% from 29.0% primarily due to higher revenue, revenue mix and the reduction in the segment’s fixed costs. In the Services Segment, gross profit increased $2,072,000 or 163.9% and gross margin increased to 10.1% from 9.5% primarily due to the increase in revenue. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $1,121,000 for the year ended December 31, 2019 as compared to the corresponding period for 2018 as follows:

(In thousands)	2019	% Revenue	2018	% Revenue	Change
Administrative	$5,395	—	$4,947	—	$448
Treatment	3,955	9.8	3,740	10.3	215
Services	2,512	7.6	2,054	15.5	458
Total	$11,862	16.1	$10,741	21.7	$1,121

The increase in Administrative SG&A was primarily due to the following: salary/payroll related/healthcare costs were higher by approximately $398,000 which included accrual of approximately $332,000 related to the Company’s incentive plans (no accrual was recorded in the prior year); general expenses were higher by $113,000 in various categories; travel expenses were slightly higher by $9,000; depreciation expenses were lower by $23,000; and outside services costs were lower by approximately $49,000 from fewer consulting and business matters. Treatment SG&A was higher primarily due to the following: salaries and payroll related expenses were higher by approximately $185,000; travel expenses were higher by approximately $63,000; bad debt expenses were higher by $10,000; general expenses were higher by approximately $42,000 in various categories; and outside services expenses were lower by approximately $85,000 resulting from fewer consulting/subcontract matters. Services Segment SG&A increased by $458,000 primarily due to the following: general expenses were higher by approximately $132,000 in various categories; bad debt expenses were higher by $314,000 resulting primarily from the additional bad debt expense of $241,000 that we recorded in the fourth quarter of 2019 as a certain account receivable was determined not to be collectible at December 31, 2019; outside services expenses were higher by approximately $99,000 resulting from more consulting matters; and salaries and payroll related expenses were lower by approximately $87,000. Services Segment’s general expenses for the year ended 2018 included a reduction in rent expense recorded in the second quarter of 2018 resulting from the end of our lease term for our business center office in Knoxville, Tennessee (which was not renewed with the same lessor). Included in SG&A expenses is depreciation and amortization expense of $41,000 and $77,000 for the twelve months ended December 31, 2019 and 2018, respectively.

R&D

R&D expenses decreased $620,000 for the year ended December 31, 2019 as compared to the corresponding period of 2018 as follows:

(In thousands)	2019	2018	Change
Administrative	$23	$76	$(53)
Treatment	401	483	(82)
Services	12	—	12
PF Medical	314	811	(497)
Total	$750	$1,370	$(620)

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes. The decrease in R&D costs for 2019 as compared to 2018 was primarily due to reduced R&D costs within our PF Medical Segment. The Company continues to scale down its R&D costs for this segment which consist primarily of third party fees and other administrative related costs associated with the segment. As discussed previously, our Medical Segment has ceased a substantial portion of its R&D costs and activities due to the need for substantial capital to fund such activities and we anticipate that our Medical Segment will not resume any substantial R&D activities until it obtains the necessary funding.

Interest Income

Interest income increased $42,000 for the twelve months ended December 31, 2019 as compared to the corresponding period of 2018 primarily due to higher interest earned on the finite risk sinking funds resulting from higher interest rates; however, the higher interest income earned from higher interest rates was partially reduced by the lower finite risk sinking fund balance resulting from the release of $5,000,000 in finite risk sinking funds in July 2019 in connection with the M&EC facility closure.

Interest Expense

Interest expense increased approximately $181,000 for the twelve months ended December 31, 2019 as compared to the corresponding period of 2018 primarily due to interest on new finance leases which we entered into in 2019 and interest incurred from the April 1, 2019 loan that we entered into with Robert Ferguson in the amount of $2,500,000 (see “Liquidity and Capital Resources – Financing Activities” for further information of this loan).

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $170,000 for the twelve months ended December 31, 2019 as compared to the corresponding period of 2018. The increase was primarily due to debt discount/debt issuance costs amortized as financing fees in connection with the issuance of our Common Stock and a purchase Warrant as consideration for the Company receiving the $2,500,000 loan from Robert Ferguson (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Income Taxes

We had income tax expense of $157,000 and income tax benefit of $936,000 for continuing operations for the years ended December 31, 2019 and 2018, respectively. The Company’s effective tax rates were approximately 5.4% and 46.6% for the twelve months ended December 31, 2019 and 2018, respectively. Our tax benefit for 2018 included a tax benefit of approximately $1,235,000 recorded in 2018 resulting from the release of a portion of the valuation allowance on deferred tax assets related to indefinite-lived net operating losses generated due to the closure of our M&EC facility. The tax expense for 2019 was comprised of state tax expense for separate company filing states and the increase in the deferred tax liability related to the amortization of indefinite lived intangible assets.

Discontinued Operations

Our discontinued operations consist of all our subsidiaries included in our Industrial Segment which were divested in 2011 and prior, previously closed locations, and our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which is in closure status, which final closure is subject to regulatory approval of necessary plans and permits.

Our discontinued operations had no revenue for the twelve months ended December 31, 2019 and 2018. We incurred net losses of $541,000 and $667,000 for our discontinued operations for the twelve months ended December 31, 2019 and 2018, respectively (net of taxes of $0 for each period). Our net loss for the year ended December 31, 2019 and 2018 included an increase of approximately $50,000 in each period in remediation reserve for our Perma-Fix of Memphis (“PFM”) and Perma-Fix of Dayton (“PFD”) subsidiaries, respectively, due to reassessment of the remediation reserve, with the remaining loss incurred primarily due to costs incurred in the administration and continued monitoring of our discontinued operations.

Liquidity and Capital Resources

Our cash flow requirements during 2019 were primarily financed by our operations, credit facility availability, loan proceeds of $2,500,000 from a loan that we consummated on April 1, 2019 (see “Financing Activities” below for further information of the agreement and note), and the receipt of the $5,000,000 in finite risk sinking funds in July 2019 from AIG resulting from the closure of our M&EC facility (see a discussion of this finite risk sinking in “Insurance” below). Our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, and cash on hand. We continue to explore all sources of increasing our capital to supplement our liquidity requirements, when needed, and to improve our revenue and working capital. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, we believe that our cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months. As previously discussed, our recently implemented strategic plan, which includes expansion into international markets and increasing our contract bid/win ratio, has thus far been successful, which we believe will continue to help improve our results and liquidity. We further anticipate that over the next few years, we should be able to fully implement our strategic plan. As previously disclosed, our Medical Segment substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activity for the year ended December 31, 2019 and the corresponding period of 2018:

(In thousands)	2019	2018
Cash (used in) provided by operating activities of continuing operations	$(4,023)	$2,578
Cash used in operating activities of discontinued operations	(660)	(618)
Cash used in investing activities of continuing operations	(1,533)	(1,385)
Cash provided by investing activities of discontinued operations	121	67
Cash provided by (used in) financing activities of continuing operations	992	(580)
Effect of exchange rate changes on cash	19	(20)
(Decrease) increase in cash and finite risk sinking fund (restricted cash)	$(5,084)	$42

At December 31, 2019, we were in a net borrowing position (revolving credit) of approximately $321,000. At December 31, 2019, we had cash on hand of approximately $390,000, which reflects primarily account balances of our foreign subsidiaries totaling approximately $388,000. At December 31, 2019, we have finite risk sinking funds (restricted cash) of approximately $11,307,000, which represents cash held as collateral under the Company’s financial assurance policy (see “Insurance” below for a discussion of this restricted cash).

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $13,178,000 at December 31, 2019, an increase of $5,443,000 from the December 31, 2018 balance of $7,735,000. The increase was primarily due to higher revenue and the timing of invoicing and timing of accounts receivable collection. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections.

Accounts payable, totaled $9,277,000 at December 31, 2019, an increase of $3,780,000 from the December 31, 2018 balance of $5,497,000. The increase in accounts payable was attributed to an increase in costs within our Services Segment resulting from the significant increase in revenue. Additionally, our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $26,000 (which included working capital of our discontinued operations) at December 31, 2019, as compared to working capital deficit of $6,753,000 at December 31, 2018. The improvement in our working capital was primarily the result of the receipt of $5,000,000 of finite risk sinking funds on July 22, 2019 previously held as collateral under our 2003 Closure Policy resulting from the closure of our M&EC facility (see “Liquidity and Capital Resources – Insurance” below for a discussion of this finite risk sinking funds) and the $2,500,000 loan proceeds received from the consummation of the Robert Ferguson loan on April 1, 2019 (see “Financing Activities” below for a discussion of this loan). Also, the increases in our unbilled and accounts receivables resulting from the significant increase in our revenue have positively impacted our working capital. Additionally, the reduction in the monthly principal term loan payment from approximately $101,600 to $35,547 resulting from an amendment that we entered into with our lender on June 20, 2019 has improved our working capital (Liquidity and Capital Resources – Financing Activities” below for a discussion of this amendment to our loan agreement). Our working capital was negatively impacted by the reclassification of approximately $726,000 in remediation reserves for our PFSG subsidiary from long-term to current and an increase in current remediation reserves recorded in the fourth quarter of 2019 for our PFM subsidiary within our discontinued operations for anticipated spending within the next twelve months. Additionally, our working capital was negatively impacted by the current portion of principal payments due within the next twelve months on the Robert Ferguson loan.

Investing Activities

During 2019, our purchases of capital equipment totaled approximately $1,928,000, of which $393,000 was financed, with the remaining funded from cash from operations and our credit facility. These expenditures were made primarily for our Treatment Segment. We have budgeted approximately $2,000,000 for 2020 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

On March 29, 2019, we entered into an amendment to our Revised Loan Agreement with our lender under the credit facility which provided the following:

●	waived our failure to meet the minimum quarterly fixed charge coverage ratio (“FCCR”) requirement for the fourth quarter of 2018;
●	waived the quarterly FCCR testing requirement for the first quarter of 2019;
●	revised the methodology to be used in calculating the FCCR in each of the second and third quarters of 2019 (with continued requirement to maintain a minimum 1.15:1 ratio in each of the quarters);
●	revised the minimum Tangible Adjusted Net Worth requirement (as defined in the Revised Loan Agreement) from $26,000,000 to $25,000,000;
●	eliminated the London Inter Bank Offer Rate (“LIBOR”) interest payment option of paying annual rate of interest due on our term loan and revolving credit until we become compliant with our FCCR requirement again. Prior to this amendment, we had the option of paying annual rate of interest due on the revolving credit at prime (4.75% at December 31, 2019) plus 2% or LIBOR plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%;
●	provided consent for the $2,500,000 loan that we entered into with Robert Ferguson as discussed below. No principal prepayment on this loan was allowed until we received the restricted finite risk sinking funds of approximately $5,000,000 held as collateral by AIG under our financial assurance policy (see “Insurance” below for a discussion of the receipt of this $5,000,000 finite risk sinking funds below); and
●	revised the annual rate used to calculate the Facility Fee (as defined in the Revised Loan Agreement) (unused revolving credit line fee) from 0.250% to 0.375%.

On June 20, 2019, we entered into another amendment to our Revised Loan Agreement with our lender under the credit facility which provided the following, among other things:

●	removal of the FCCR calculation requirement for the second, third and fourth quarter of 2019. Starting in the first quarter of 2020, we will again be required to maintain a minimum FCCR of not less than 1.15 to 1.0 for the four quarter period ending March 31, 2020 and for each fiscal quarter thereafter;
●	requires us to maintain a minimum Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA” as defined in the Amendment) of at least (i) $475,000 for the one quarter period ending June 30, 2019; (ii) $2,350,000 for the two quarter period ending September 30, 2019; and (iii) $3,750,000 for the three quarter period ending December 31, 2019;
●	immediate release of $450,000 of the $1,000,000 indefinite reduction in borrowing availability that PNC had previously imposed; the release of another $300,000 of the remaining $550,000 reduction in borrowing availability if we meet our minimum Adjusted EBITDA requirement for the quarter ending September 30, 2019 as discussed above (which our lender released in November 2019), in addition to us having received no less than $4,000,000 of the restricted finite risk sinking funds held as collateral by AIG under our financial assurance policy (see “Insurance” below for a discussion of the receipt of this finite risk sinking funds below); and the release of the final $250,000 reduction in borrowing availability if we meet our Adjusted EBITDA requirement for the three quarter period ending December 31, 2019; and
●	reduce the term loan monthly principal payment starting July 1, 2019 from $101,600 to approximately $35,547, with the remaining balance of the term loan due at the maturity of the Revised Loan Agreement which is March 24, 2021.

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

At December 31, 2019, the borrowing availability under our revolving credit was approximately $8,714,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $250,000 that our lender has imposed. This $8,714,000 in borrowing availability under our revolving credit also included a reduction in borrowing availability of approximately $2,639,000 from outstanding standby letters of credit.

Our credit facility with our lender contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by our lender, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. As discussed above, our lender waived/removed our FCCR testing requirement for each of the quarters in 2019. We met our “Adjusted EBITDA” minimum requirement in the second, third and fourth quarters of 2019 in accordance to the amendment dated June 20, 2019 as discussed above. Additionally, we met our remaining financial covenant requirements in each of the quarters of 2019. As a result of us meeting the “Adjusted EBITDA” minimum requirement for the fourth quarter of 2019, our lender is expected to release the remaining $250,000 reduction in borrowing availability subsequent to the filing of our 2019 Form 10-K. We expect to meet our financial covenant requirements in the next twelve months; however, if we fail to meet any of our financial covenant requirements and our lender does not further waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On April 1, 2019, we completed a lending transaction with Robert Ferguson (the “Lender”), whereby we borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company. The Lender also currently serves as a consultant to the Company in connection with the Test Bed Initiatives at our Perma-Fix Northwest Richland, Inc. facility. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also provides for prepayment of principal payments over the term of the Loan without penalty with such prepayment of principal payments to be applied to the second year of the loan payments at our discretion. In 2019, we made total prepayments in principal of $520,000. In connection with the above Loan, the Lender agreed under the terms of the Loan and a Subordination Agreement with our credit facility lender, to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by us. In connection with this capital raise transaction described above and consideration for us receiving the Loan, we issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at December 31, 2019. The fair value of the Warrant was estimated to be approximately $93,000 using the Black-Scholes option pricing model with the following assumptions: 50.76% volatility, risk free interest rate of 2.31%, an expected life of five years and no dividends. As further consideration for this capital raise transaction relating to the Loan, we also issued 75,000 shares of our Common Stock to the Lender. We determined the fair value of the 75,000 shares of Common Stock to be approximately $263,000 which was based on the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan, pursuant to the Loan and Securities Purchase Agreement. The fair value of the Warrant and Common Stock and the related closing fees incurred totaling approximately $398,000 from the transaction was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

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

On May 13, 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on May 22, 2019 at 4:00 p.m. The shelf registration statement gives us the ability to sell up to 2,500,000 shares of our Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time. The terms of any offering under the registration statement will be established at the time of the offering and be set forth in an accompanying prospectus or prospectus supplement relating to the offering. At this time, the Company does not have any immediate plans or current commitments to issue shares under the registration statement. This is not an offer to sell or a solicitation of an offer to buy, nor shall there be a sale of securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

Insurance

We have a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provided for a maximum allowable coverage of $39,000,000 which included available capacity to allow for annual inflation and other performance and surety bond requirements. As a result of the closure of the Company’s M&EC facility, on July 22, 2019, AIG released $5,000,000 of the finite risk sinking funds held as collateral under the 2003 Closure Policy to us. The finite risk sinking funds received by us are to be used for general working capital needs. In conjunction with the release of the finite risk sinking funds by AIG, total coverage under the 2003 Closure Policy was amended from $30,549,000 to $19,314,000. Additionally, the maximum allowable coverage under the 2003 Closure Policy was amended from $39,000,000 to approximately $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. At December 31, 2019 and December 31, 2018, finite risk sinking funds contributed by us to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,307,000 and $15,971,000, respectively, which included interest earned of $1,836,000 and $1,500,000 on the finite risk sinking funds as of December 31, 2019 and December 31, 2018, respectively. Interest income for the years ended 2019 and 2018 was approximately $336,000 and $295,000, respectively. If we so elect, AIG is obligated to pay us an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At December 30, 2019, the total amount of standby letters of credit outstanding was approximately $2,639,000 and the total amount of bonds outstanding was approximately $28,937,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG (See a discussion of this financial assurance policy above).

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

Revenue Recognition Estimates. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”). Topic 606 provides a single, comprehensive revenue recognition model for all contracts with customers. Under Topic 606, a five-step process is utilized in order to determine revenue recognition, depicting the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract transaction price is allocated to each distinct performance obligation and recognized as revenues as the performance obligation is satisfied.

Treatment Segment Revenues:

Contracts in our Treatment Segment have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Performance obligations are generally satisfied over time using the input method. Under the input method, the Company uses a measure of progress divided into major phases which include receipt (generally ranging from 9.0% to 33%), treatment/processing (generally ranging from 15% to 79%) and shipment/final disposal (generally ranging from 9% to 52%). As major processing phases are completed and the costs are incurred, the proportional percentage of revenue is recognized. Transaction price for Treatment Segment contracts are determined by the stated fixed rate per unit price as stipulated in the contract.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management’s best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and, based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical collection patterns, that allows us to calculate the total allowance required. This analysis excludes government related receivables due to our past successful experience in their collectability. Our allowance for doubtful accounts at December 31, 2019 was approximately 0.7% of revenue for 2019 and 3.6% of accounts receivable at December 31, 2019. Additionally, our allowance for doubtful accounts at December 31, 2018 was approximately 0.2% of revenue for 2018 and 1.3% of accounts receivable at December 31, 2018.

Intangible Assets. Intangible assets consist primarily of the recognized value of the permits required to operate our business. We continually monitor the propriety of the carrying amount of our permits to determine whether current events and circumstances warrant adjustments to the carrying value.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Significant judgments are inherent in these analyses and include assumptions for, among other factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long-term discount rates.

Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2019 and 2018 resulted in no impairment charges.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives (with the exception of customer relationships which are amortized using an accelerated method) and are excluded from our annual intangible asset valuation review as of October 1. We had one definite-lived permit which was excluded from our annual impairment review as noted above. This definite-lived permit which had a net carrying value of approximately $7,000 at December 31, 2018 was fully amortized in the first quarter of 2019. Intangible assets with definite useful lives are also tested for impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.

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

Stock-Based Compensation. We account for stock-based compensation granted to employees in accordance with ASC 718, “Compensation – Stock Compensation.” Stock-based payment transactions for acquiring goods and services from nonemployees (consultants) are also accounted for under ASC 718 resulting from the adoption of ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” by the Company effective January 1, 2019. ASC 718 requires stock-based payments to employees and nonemployees, including grant of options, to be recognized in the Statement of Operations based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock-based awards include the exercise price of the award, the expected term, the expected volatility of our stock over the stock-based award’s expected term, the risk-free interest rate over the award’s expected term, and the expected annual dividend yield. The Company accounts for forfeitures when they occur.

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

As of December 31, 2019, we had net deferred tax assets of approximately $9,106,000 (which excludes a deferred tax liability relating to goodwill and indefinite lived intangible assets) which were primarily related to federal and state net NOL carryforwards, impairment charges, and closure costs. As of December 31, 2019, we concluded that it was more likely than not that $9,106,000 of our deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets. Our net operating losses are subject to audit by the Internal Revenue Services, and, as a result, the amounts could be reduced.

As of December 31, 2019, we have approximately $20,548,000 and $57,809,000 in NOL carryforwards for federal and state income tax purposes, respectively, which will expire in various amounts starting in 2021 if not used against future federal and state income tax liabilities, respectively. Approximately $12,199,000 of our federal NOL carryforwards were generated after December 31, 2017 and thus do not expire. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.

Known Trends and Uncertainties

Economic Conditions. Our business continues to be heavily dependent on services that we provide to governmental clients (including the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”)) directly as the prime contractor or indirectly for others as a subcontractor to government authorities. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including the economic conditions and the manner in which the government entity will be required to spend funding to remediate various sites. In addition, our U.S. governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. The TOAs with the Canadian government generally provide that the government may terminate a TOA at any time for convenience. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Significant Customers. Our Treatment and Services Segments have significant relationships with the U.S and Canadian governmental authorities, and continue to enter into contracts, directly as the prime contractor or indirectly for others as a subcontractor to government authorities. Our inability to continue under existing contracts that we have with the U.S federal government and Canadian government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $59,985,000, or 81.7%, of our total revenue during 2019, as compared to $35,944,000, or 72.6%, of our total revenue during 2018.

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, we do not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Coronavirus Impact. As a result of the Coronavirus, we have been informed that certain field projects for remediation work are being suspended until further notice due to precautions associated with the risk of potential virus spread among staff and client. Additionally, at this time, certain customers have delayed waste shipments to us into the second quarter of 2020 that were originally scheduled for the first quarter of 2020. In the event that work is suspended or halted on further remediation projects and/or waste shipments from our clients are further suspended or halted, such impact could have a material impact to our results of operation. Additionally, the Company may, among other things, temporarily cease/limit waste treatment operations and/or temporarily cease/limit field project operations due to the Coronavirus.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the year ended December 31, 2019, or will be adopted in future periods.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client’s site. In the past, numerous third-party disposal sites have improperly managed waste and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could further be notified, in the future, that we are a potentially responsible party (“PRP”) at a remedial action site, which could have a material adverse effect.

We have three remediation projects, which are currently in progress at our PFD, PFM (closed location), and PFSG (in closure status) subsidiaries. We divested PFD in 2008; however, the environmental liability of PFD was retained by us upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. The remediation activities are closely reviewed and monitored by the applicable state regulators. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2019, we had total accrued environmental remediation liabilities of $927,000, an increase of $40,000 from the December 31, 2018 balance of $887,000. The net increase represents an increase of approximately $50,000 made to the reserve at our PFM subsidiary due to reassessment of the remediation reserve and payments of approximately $10,000 on remediation projects for our PFD subsidiary. At December 31, 2019, $817,000 of the total accrued environmental liabilities was recorded as current.

Related Party Transactions

David Centofanti

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $177,000 and $173,000 for 2019 and 2018, respectively. David Centofanti is the son of Dr. Louis Centofanti, our Executive Vice President (“EVP”) of Strategic Initiatives and a Board of Director (“Board”) member. We believe the compensation received by David Centofanti for his technical expertise which he provides to us is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Employment Agreements

We entered into employment agreements with each of Mark Duff (President and Chief Executive Officer (“CEO”)), Ben Naccarato (Chief Financial Officer (“CFO”)), and Dr. Louis Centofanti, (EVP of Strategic Initiatives), with each employment dated September 8, 2017. Each of the employment agreements is effective for three years from September 8, 2017 (the “Initial Term”) unless earlier terminated by us or by the executive officer. At the end of the Initial Term of each employment agreement, each employment agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, we or the executive officer provides written notice not to extend the terms of the employment agreement. Each employment agreement provides for annual base salaries, performance bonuses (as provided in the Management Incentive Plan (“MIP”) as approved by our Board, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event the executive officer terminates his employment for “good reason” (as defined in the agreements) or is terminated by us without cause (including the executive officer terminating his employment for “good reason” or is terminated by us without cause within 24 months after a Change in Control (as defined in the agreement)), we will pay the executive officer the following: (a) a sum equal to any unpaid base salary; (b) accrued unused vacation time and any employee benefits accrued as of termination but not yet been paid (“Accrued Amounts”); (c) two years of full base salary; and (d) two times the performance compensation (under the MIP) earned with respect to the fiscal year immediately preceding the date of termination provided the performance compensation earned with respect to the fiscal year immediately preceding the date of termination has not been paid. If performance compensation earned with respect to the fiscal year immediately preceding the date of termination has been made to the executive officer, the executive officer will be paid an additional year performance compensation earned with respect to the fiscal year immediately preceding the date of termination. If the executive terminates his employment for a reason other than for good reason, we will pay to the executive the amount equal to the Accrued Amounts plus any performance compensation payable pursuant to the MIP.

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

MIPs

On January 17, 2019, our Board and the Compensation and Stock Option Committee (the “Compensation Committee”) approved individual MIP for the CEO, CFO, and EVP of Strategic Initiatives. Each MIP is effective January 1, 2019 and applicable for the year ended December 31, 2019. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s annual 2019 base salary on the approval date of the MIP. The potential target performance compensation ranges from 5% to 150% of the 2019 base salary for the CEO ($14,350 to $430,500), 5% to 100% of the 2019 base salary for the CFO ($11,762 to $235,231), and 5% to 100% of the 2019 base salary for the EVP of Strategic Initiatives ($11,449 to $228,985). The amount payable under the 2019 MIP was approximately $110,700, $81,100, and $78,900, for the CEO, CFO, and EVP of Strategic Initiatives, respectively, which we anticipate will be paid in April 2020.

On January 16, 2020, our Board and the Compensation Committee approved individual MIP for each Mark Duff, CEO and President, Ben Naccarato, CFO, and Dr. Louis Centofanti, EVP of Strategic Initiatives. Additionally, the Board and the Compensation Committee approved a MIP for Andy Lombardo, who was elected EVP of Nuclear and Technical Services and an executive officer of the Company. Mr. Lombardo previously held the position of Senior Vice President (“SVP”) of Nuclear and Technical Services. The MIPs are effective January 1, 2020 and applicable for year ended December 31, 2020. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2020 annual base salary (see below for salary of each executive officers for 2020). The potential target performance compensation ranges from 5% to 150% of the base salary for the CEO ($17,220 to $516,600), 5% to 100% of the base salary for the CFO ($14,000 to $280,000), 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,667 to $233,336) and 5% to 100% of the base salary for the EVP of Nuclear and Technical Services ($14,000 to $280,000).

Salary

On January 16, 2020, the Board, with the approval of the Compensation Committee approved the following salary increase for the Company’s NEO effective January 1, 2020:

●	Annual base salary for Mark Duff, CEO and President, was increased to $344,400 from $287,000.
●	Annual base salary for Ben Naccarato, who was promoted to EVP and CFO from VP and CFO, was increased to $280,000 from $235,231; and
●	Annual base salary for Andy Lombardo, who was elected to EVP of Nuclear and Technical Services as discussed above, was increased to $280,000 from $258,662, which was the annual base salary that Mr. Lombardo was paid as SVP of Nuclear and Technical Services and prior to his election as an executive officer of the Company by the Board.

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

●	demand for our services;
●	continue to focus on expansion into both commercial and international markets to increase revenues;
●	Improve revenue and liquidity and increase shareholder values
●	reductions in the level of government funding in future years;
●	R&D activity of our Medical Segment;
●	reducing operating costs;
●	full implementation of our strategic plan;
●	expect to meet our financial covenant requirements in the next twelve months;
●	cash flow requirements;
●	release of remaining $250,000 reduction in borrowing availability by lender;
●	government funding for our services;
●	implementation of strategic plan to help improve our results and liquidity;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	our cash flows from operations, our available liquidity from our credit facility, and cash on hand are sufficient to service our operations;
●	manner in which the government will be required to spend funding to remediate federal sites;
●	audit by the Internal Revenue Services of our net operating losses;
●	capital expenditures;
●	fund capital expenditures from cash from operations and/or financing;
●	fund remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	future environmental policies affecting operations;
●	potential effect of being a PRP;
●	subject to fines and civil penalties in connection with violations of regulatory requirements;
●	large businesses are more willing to team with small businesses;
●	permit and license requirements represent a potential barrier to entry for possible competitors;
●	process backlog during periods of low waste receipts,which historically has been in the first and fourth quarters;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with government authorities;
●	loss of contracts;
●	net loss carryforwards;
●	temporarily cease/limit waste treatment operations and/or field project operations due to the Coronavirus;
●	suspend project work and wate shipments by clients;
●	necessary capital for Medical Segment; and
●	disposal of our waste;

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;

●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the Coronavirus;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors contained in Item 1A of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules

In accordance with the rules of Regulation S-X, schedules are not submitted because they are not applicable to or required by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Fix Environmental Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Atlanta, Georgia

March 20, 2020

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Amounts in Thousands, Except for Share and Per Share Amounts)	2019	2018

ASSETS
Current assets:
Cash	$390	$810
Accounts receivable, net of allowance for doubtful accounts of $487 and $105, respectively	13,178	7,735
Unbilled receivables	7,984	3,105
Inventories	487	449
Prepaid and other assets	2,983	2,552
Current assets related to discontinued operations	104	107
Total current assets	25,126	14,758

Property and equipment:
Buildings and land	19,967	19,782
Equipment	20,068	19,157
Vehicles	410	369
Leasehold improvements	23	23
Office furniture and equipment	1,418	1,551
Construction-in-progress	1,609	1,389
Total property and equipment	43,495	42,271
Less accumulated depreciation	(26,919)	(26,532)
Net property and equipment	16,576	15,739

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,545	—

Intangibles and other long term assets:
Permits	8,790	8,443
Other intangible assets - net	1,065	1,278
Finite risk sinking fund (restricted cash)	11,307	15,971
Other assets	989	1,054
Other assets related to discontinued operations	36	118
Total assets	$66,515	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,277	$5,497
Accrued expenses	6,118	5,014
Disposal/transportation accrual	1,156	1,542
Deferred revenue	5,456	6,595
Accrued closure costs - current	84	1,142
Current portion of long-term debt	1,300	1,184
Current portion of operating lease liabilities	244	—
Current portion of finance lease liabilities	471	181
Current liabilities related to discontinued operations	994	356
Total current liabilities	25,100	21,511

Accrued closure costs	5,957	5,608
Other long-term liabilities	—	255
Deferred tax liabilities	590	586
Long-term debt, less current portion	2,580	2,118
Long-term operating lease liabilities, less current portion	2,342	—
Long-term finance lease liabilities, less current portion	466	268
Long-term liabilities related to discontinued operations	244	963
Total long-term liabilities	12,179	9,798

Total liabilities	37,279	31,309

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 12,123,520 and 11,944,215 shares issued, respectively; 12,115,878 and 11,936,573 shares outstanding, respectively	12	12
Additional paid-in capital	108,457	107,548
Accumulated deficit	(77,315)	(79,630)
Accumulated other comprehensive loss	(211)	(214)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	30,855	27,628
Non-controlling interest	(1,619)	(1,495)
Total stockholders’ equity	29,236	26,133

Total liabilities and stockholders’ equity	$66,515	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)	2019	2018

Net revenues	$73,459	$49,539
Cost of goods sold	57,875	41,078
Gross profit	15,584	8,461

Selling, general and administrative expenses	11,862	10,741
Research and development	750	1,370
Loss (gain) on disposal of property and equipment	3	(46)
Income (loss) from operations	2,969	(3,604)

Other income (expense):
Interest income	337	295
Interest expense	(432)	(251)
Interest expense-financing fees	(208)	(38)
Other	223	(8)
Net gain on exchange offer of Series B Preferred Stock of subsidiary (Note 8)	—	1,596
Income (loss) from continuing operations before taxes	2,889	(2,010)
Income tax expense (benefit)	157	(936)
Income (loss) from continuing operations, net of taxes	2,732	(1,074)

Loss from discontinued operations, net of taxes of $0	(541)	(667)
Net income (loss)	2,191	(1,741)

Net loss attributable to non-controlling interest	(124)	(320)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$2,315	$(1,421)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$.24	$(.06)
Discontinued operations	(.05)	(.06)
Net income (loss) per common share	$.19	$(.12)

Number of common shares used in computing net income (loss) per share:
Basic	12,046	11,855
Diluted	12,060	11,855

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(Amounts in Thousands)	2019	2018

Net Income (loss)	$2,191	$(1,741)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(102)
Total other comprehensive income (loss)	3	(102)

Comprehensive income (loss)	2,194	(1,843)
Comprehensive loss attributable to non-controlling interest	(124)	(320)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$2,318	$(1,523)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31,

(Amounts in Thousands, Except for Share Amounts)

	Common Stock		Additional Paid-	Common Stock Held In	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Treasury	Loss	Subsidiary	Deficit	Equity

Balance at December 31, 2017	11,738,623	$12	$106,417	$(88)	$(112)	$(1,175)	$(77,893)	$27,161
Adoption of accounting standards	—	—	—	—	—	—	(316)	(316)
Net income (loss)	—	—	—	—	—	(320)	(1,421)	(1,741)
Foreign currency translation	—	—	—	—	(102)	—	—	(102)
Issuance of Common Stock upon exercise of options	10,000	—	36	—	—	—	—	36
Issuance of Common Stock from exchange offer of Series B Preferred Stock of subsidiary	134,994	—	648	—	—	—	—	648
Issuance of Common Stock for services	60,598	—	249	—	—	—	—	249
Stock-Based Compensation	—	—	198	—	—	—	—	198
Balance at December 31, 2018	11,944,215	$12	$107,548	$(88)	$(214)	$(1,495)	$(79,630)	$26,133
Net income (loss)	—	—	—	—	—	(124)	2,315	2,191
Foreign currency translation	—	—	—	—	3	—	—	3
Issuance of Common Stock for services	71,905	—	241	—	—	—	—	241
Stock-Based Compensation	—	—	179	—	—	—	—	179
Issuance of Common Stock with debt	75,000	—	263	—	—	—	—	263
Issuance of warrant with debt	—	—	93	—	—	—	—	93
Issuance of Common Stock upon exercise of options	32,400	—	133	—	—	—	—	133
Balance at December 31, 2019	12,123,520	$12	$108,457	$(88)	$(211)	$(1,619)	$(77,315)	$29,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Amounts in Thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,191	$(1,741)
Less: loss on discontinued operations, net of taxes of $0 (Note 9)	(541)	(667)

Income (loss) from continuing operations	2,732	(1,074)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,342	1,455
Interest on finance lease with purchase option	3	──
Amortization of debt issuance/debt discount costs	208	35
Deferred tax expense (benefit)	4	(1,108)
Provision for bad debt reserves	386	66
Loss (gain) on disposal of property and equipment	3	(46)
Gain on exchange offer of Series B Preferred Stock of subsidiary (Note 8)	──	(1,659)
Issuance of common stock for services	241	249
Stock-based compensation	179	198
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(5,829)	139
Unbilled receivables	(4,879)	1,626
Prepaid expenses, inventories and other assets	923	1,932
Accounts payable, accrued expenses and unearned revenue	664	765
Cash (used in) provided by continuing operations	(4,023)	2,578
Cash used in discontinued operations	(660)	(618)
Cash (used in) provided by operating activities	(4,683)	1,960

Cash flows from investing activities:
Purchases of property and equipment	(1,535)	(1,432)
Proceeds from sale of property and equipment	2	47
Cash used in investing activities of continuing operations	(1,533)	(1,385)
Cash provided by investing activities of discontinued operations	121	67
Cash used in investing activities	(1,412)	(1,318)

Cash flows from financing activities:
Borrowing on revolving credit	59,333	54,714
Repayments of revolving credit borrowings	(59,651)	(54,075)
Proceeds from issuance of long-term debt	2,500	──
Proceeds from finance leases	405	──
Principal repayment of finance lease liabilities	(272)	(36)
Principal repayments of long term debt	(1,344)	(1,219)
Payment of debt issuance costs	(112)	──
Proceeds from issuance of common stock upon exercise of options	133	36
Cash provided by (used in) financing activities of continuing operations	992	(580)

Effect of exchange rate changes on cash	19	(20)

(Decrease) increase in cash and finite risk sinking fund (restricted cash) (Note 2)	(5,084)	42
Cash and finite risk sinking fund (restricted cash) at beginning of period (Note 2)	16,781	16,739
Cash and finite risk sinking fund (restricted cash) at end of period (Note 2)	$11,697	$16,781

Supplemental disclosure:
Interest paid	$422	$248
Income taxes paid	245	160
Non-cash investing and financing activities:
Purchase of equipment through finance lease obligation	393	545
Common stock issued in exchange offer of Series B Preferred Stock of subsidiary (Note 8)	──	648
Issuance of Common Stock with debt	263	──
Issuance of Warrant with debt	93	──

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

MEDICAL SEGMENT, which includes: R&D of the Company’s medical isotope production technology by our majority-owned Polish subsidiary, Perma-Fix Medical S.A. and its wholly-owned subsidiary Perma-Fix Medical Corporation (“PFM Corporation”) (together known as “PF Medical” or the Medical Segment). The Company’s Medical Segment has not generated any revenue as it remains in the R&D stage and has substantially reduced its R&D costs and activities due to the need for capital to fund these activities. All costs incurred by the Medical Segment are reflected within R&D in the accompanying consolidated financial statements (see “Financial Position and Liquidity” below for further discussion of Medical Segment’s significant curtailment of its R&D costs and activities).

The Company’s continuing operations consist of Diversified Scientific Services, Inc. (“DSSI”), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Safety & Ecology Corporation (“SEC”), Perma-Fix Environmental Services UK Limited (“PF UK Limited”), Perma-Fix of Canada, Inc. (“PF Canada”), PF Medical and East Tennessee Materials & Energy Corporation (“M&EC”) (facility closure completed in 2019).

The Company’s discontinued operations (see Note 9) consist of all our subsidiaries included in our Industrial Segment which were divested in 2011 and prior, previously closed locations, and our Perma-Fix of South Georgia, Inc. (“PFSG”) facility which is in closure status.

Financial Position and Liquidity

The Company’s cash flow requirements during 2019 were primarily financed by our operations, credit facility availability, loan proceeds of $2,500,000 from a loan that we consummated on April 1, 2019 (see “Note 10 – Long Term Debt” for further information of this loan), and the receipt of the $5,000,000 in finite risk sinking funds from AIG Specialty Insurance Company (“AIG”) in July 2019 resulting from the closure of our M&EC facility (see a discussion of this finite risk sinking funds in “Note 14 – Commitment and Contingencies - Insurance”). The Company’s working capital at December 31, 2019 was approximately $26,000 as compared to a working capital deficit of $6,753,000 at December 31, 2018.

The Company’s cash flow requirements for 2020 and into the first quarter of 2021 will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. The Company plans to fund these requirements from our operations, credit facility availability, and cash on hand. The Company is continually reviewing operating costs and is committed to further reducing operating costs to bring them in line with revenue levels, when necessary. As previously disclosed, the Company’s Medical Segment has not generated any revenue but continues on a limited basis to evaluate strategic options to commercialize its medical isotope production technology. These options require substantial capital to fund research and development (“R&D”) requirements, in addition to start-up and production costs. The Company’s Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. The Company anticipates that its Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and our majority-owned Polish subsidiary, PF Medical, after elimination of all significant intercompany accounts and transactions.

On May 24, 2019, the Company and Engineering/Remediation Resources Group, Inc. (“ERRG”) entered into an unpopulated joint venture agreement for project work bids within the Company’s Services Segment. The joint venture is doing business as Perma-Fix ERRG, a general partnership. Perma-Fix has a 51% partnership interest in the joint venture and ERRG has a 49% partnership interest in the joint venture. At December 31, 2019, no activities have occurred under the Perma-Fix ERRG joint venture. Once activities commence under the joint venture, Perma-Fix will consolidate the operations of Perma-Fix ERRG into the Company’s financial statements.

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

Cash and Finite Risk Sinking Fund (Restricted Cash)

At December 31, 2019, we had cash on hand of approximately $390,000, which reflects primarily account balances of our foreign subsidiaries totaling approximately $388,000. At December 31, 2018, the Company had cash on hand of approximately $810,000, which reflects primarily account balances of our foreign subsidiaries totaling approximately $806,000. At December 31, 2019 and 2018, the Company has finite risk sinking funds of approximately $11,307,000 and $15,971,000, respectively, which represents cash held as collateral under the Company’s financial assurance policy (see “Note 14 – Commitment and Contingencies – Insurance” for a discussion of this fund).

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

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Allowance for doubtful accounts - beginning of year	$105	$720
Provision for bad debt reserve	386	66
Write-off	(4)	(681)
Allowance for doubtful accounts - end of year	$487	$105

Unbilled Receivables

Unbilled receivables are generated by differences between invoicing timing and our proportional performance-based methodology used for revenue recognition purposes. As major processing and contract completion phases are completed and the costs are incurred, the Company recognizes the corresponding percentage of revenue. Within our Treatment Segment, the facilities experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons which include: partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after the facilities have processed waste but prior to our release of waste for disposal. The tasks relating to these delays can take months to complete but are generally completed within twelve months.

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

Certain property and equipment expenditures are financed through the use of leases. Amortization of financed leased assets is computed using the straight-line method over the estimated useful lives of the assets. At December 31, 2019, assets recorded under finance leases were $1,410,000 less accumulated depreciation of $71,000, resulting in net fixed assets under finance leases of $1,339,000. At December 31, 2018, assets recorded under finance leases were approximately $517,000 less accumulated depreciation of $8,000 resulting in net fixed assets under finance leases of $509,000. These assets are recorded within net property and equipment on the Consolidated Balance Sheets.

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

Our depreciation expense totaled approximately $1,086,000 and $1,105,000 in 2019 and 2018, respectively.

Leases

The Company account for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” which the Company adopted effective January 1, 2019 (see “Recently Adopted Accounting Standards” below for a discussion of this standard). At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on facts and circumstances present in that arrangement. Lease classifications, recognition, and measurement are then determined at the lease commencement date.

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent primarily leases for office/warehouse spaces used to conduct our business. These leases have remaining terms of approximately 4 to 10 years. The majority of the Company’s leases includes one or more options to renew, with renewal terms ranging from 3 years to 8 years. The Company includes renewal options in valuing its ROU assets and liabilities when it determines that it is reasonably certain to exercise these renewal options. Based on conditions of the Company’s existing leases, historical trend and its overall business strategies, the Company has included the renewal options in all of its operating leases in valuing its ROU assets and liabilities. As most of our operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate when determining the present value of the lease payments. The incremental borrowing rate is determined based on the Company’s secured borrowing rate, lease terms and current economic environment. Some of our operating leases include both lease (rent payments) and non-lease components (maintenance costs such as cleaning and landscaping services). The Company has elected the practical expedient to account for lease component and non-lease component as a single component for all leases under ASU 2016-02. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance leases primarily consist of processing and lab equipment for our facilities as well as a building with land for our waste treatment operations. The Company’s finance leases for processing and lab equipment generally have terms between two to three years and some of the leases include options to purchase the underlying assets at fair market value at the conclusion of the lease term. The lease for the building and land has a term of two year with option to buy at the end of the lease term which the Company is reasonably certain exercise. See “Property and Equipment” above for assets recorded under financed leases.

The Company adopted the policy to not recognize ROU assets and liabilities for short term leases.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of projects for its use. A reconciliation of our total interest cost to “Interest Expense” as reported on our Consolidated Statements of Operations for 2019 and 2018 is as follows:

(Amounts in Thousands)	2019	2018
Interest cost capitalized	$29	$70
Interest cost charged to expense	432	251
Total interest	$461	$321

Intangible Assets

Intangible assets consist primarily of the recognized value of the permits required to operate our business. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, a quantitative test is performed to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Significant judgments are inherent in these analyses and include assumptions for, among other factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long-term discount rates. Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2019 and 2018 resulted in no impairment charges.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives (with the exception of customer relationships which are amortized using an accelerated method) and are excluded from our annual intangible asset valuation review as of October 1. The Company had one definite-lived permit which was excluded from our annual impairment review as noted above. This definite-lived permit which had a net carrying value of approximately $7,000 at December 31, 2018 was fully amortized in the first quarter of 2019. Definite-lived intangible assets are also tested for impairment whenever events or changes in circumstances suggest impairment might exist.

R&D

Operational innovation and technical know-how are very important to the success of our business. Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs and to develop new company service offerings. The Company conducts research internally and also through collaborations with other third parties. R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and new technology and are charged to expense when incurred in accordance with ASC Topic 730, “Research and Development.” The Company’s R&D expenses included approximately $314,000 and $811,000 for the years ended December 31, 2019 and 2018, respectively, incurred by our Medical Segment.

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

Concentration Risk

The Company performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $59,985,000, or 81.7%, of our total revenue during 2019, as compared to $35,944,000, or 72.6%, of our total revenue during 2018.

As our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year, the Company does not believe the loss of one specific customer from one year to the next will generally have a material adverse effect on our operations and financial condition.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash with high quality financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time. Concentration of credit risk with respect to accounts receivable is limited due to the Company’s large number of customers and their dispersion throughout the United States as well as with the significant amount of work that we perform for the federal and Canadian government.

The Company had two government related customers whose total unbilled and net outstanding receivable balances represented 12.5% and 34.3% of the Company’s total consolidated unbilled and net accounts receivable at December 31, 2019. The Company had a government and a government related customers whose total unbilled and net outstanding receivable balances represented 10.7% and 10.5%, respectively of the Company’s total consolidated unbilled and net accounts receivable at December 31, 2018.

Revenue Recognition and Related Policies

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”) which superseded nearly all existing revenue recognition guidance. Under the new standard, a five-step process is utilized in order to determine revenue recognition, depicting the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted Topic 606 under the modified retrospective approach to all contracts as of the date of adoption. The Company recognized the cumulative effect of initially adopting Topic 606 as an increase of approximately $316,000 to the opening balance of accumulated deficit at January 1, 2018. The adoption of Topic 606 did not result in significant changes to our revenues within our Treatment and Services Segments. The cumulative impact to the opening balance of accumulated deficit at January 1, 2018 was primarily driven by changes to the timing of revenue recognition in certain immaterial waste streams within our Treatment Segment. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract transaction price is allocated to each distinct performance obligation and recognized as revenues as the performance obligation is satisfied.

Treatment Segment Revenues:

Contracts in our Treatment Segment have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Performance obligations are generally satisfied over time using the input method. Under the input method, the Company uses a measure of progress divided into major phases which include receipt (generally ranging from 9.0% to 33%), treatment/processing (generally ranging from 15% to 79%) and shipment/final disposal (generally ranging from 9% to 52%). As major processing phases are completed and the costs are incurred, the proportional percentage of revenue is recognized. Transaction price for Treatment Segment contracts are determined by the stated fixed rate per unit price as stipulated in the contract.

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

Remaining Performance Obligations

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Within our Services Segment, there are service contracts which provide that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. For those contracts, the Company has utilized the practical expedient in ASC 606-10-55-18, which allows the Company to recognize revenue in the amount for which we have the right to invoice; accordingly, the Company does not disclose the value of remaining performance obligations for those contracts.

Stock-Based Compensation

Stock-based compensation granted to employees are accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” Stock-based payment transactions for acquiring goods and services from nonemployees (consultants) are also accounted for under ASC 718 resulting from the adoption of ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” by the Company effective January 1, 2019. ASC 718 requires stock-based payments to employees and nonemployees, including grant of options, to be recognized in the Statement of Operations based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock-based awards include the exercise price of the award, the expected term, the expected volatility of our stock over the stock-based award’s expected term, the risk-free interest rate over the award’s expected term, and the expected annual dividend yield. The Company accounts for forfeitures when they occur.

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

Financial instruments include cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3). Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. At December 31, 2019 and December 31, 2018, the fair value of the Company’s financial instruments approximated their carrying values. The fair value of the Company’s revolving credit and term loan approximate its carrying value due to the variable interest rate.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires the recognition of ROU lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements,” to Topic 842 which included an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition, which the Company elected. As permitted under Topic 842, the Company adopted several practical expedients that permit us to not reassess (1) whether any expired or existing contract as of the adoption date is or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating ROU assets of $2,602,000 and operating lease liabilities of $2,622,000. The cumulative-effect adjustment was immaterial to our beginning accumulated deficit upon adoption of ASU 2016-02. The adoption of Topic 842 had an immaterial impact on our Consolidated Statements of Operations and Cash Flows for the year 2019. The Company’s accounting for finance leases remained substantially unchanged.

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

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”),” which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which, with respect to credit losses, among other things, clarifies and addresses issues related to accrued interest, transfers between classifications of loans or debt securities, recoveries, and variable interest rates. Additionally, in May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which allows entities to irrevocably elect the fair value option on certain financial instruments. These standards are effective for interim and annual reporting periods beginning after December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. These ASUs are effective January 1, 2020 for the Company. The Company does not expect the adoption of these ASUs will have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 improves the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU is effective January 1, 2020 for the Company. The Company does not expect the adoption of this ASU will have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 3

REVENUE

Disaggregation of Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of our services and provides meaningful disaggregation of each business segment’s results of operations. The following tables present further disaggregation of our revenues by different categories for our Services and Treatment Segments:

Revenue by Contract Type	Twelve Months Ended			Tweleve Months Ended
(In thousands)	December 31, 2019			December 31, 2018
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$40,364	$12,162	$52,526	$36,271	$1,575	$37,846
Time and materials	―	20,788	20,788	―	11,693	11,693
Cost reimbursement	―	145	145	―	―	―
Total	$40,364	$33,095	$73,459	$36,271	$13,268	$49,539

Revenue by generator	Twelve Months Ended			Twelve Months Ended
(In thousands)	December 31, 2019			December 31, 2018
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$29,420	$25,077	$54,497	$25,181	$9,630	$34,811
Domestic commercial	10,601	2,724	13,325	10,969	2,521	13,490
Foreign government	279	5,209	5,488	114	1,019	1,133
Foreign commercial	64	85	149	7	98	105
Total	$40,364	$33,095	$73,459	$36,271	$13,268	$49,539

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	December 31, 2019	December 31, 2018	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$13,178	$7,735	$5,443	70.4%
Unbilled receivables - current	7,894	3,105	4,789	154.2%

Contract liabilities
Deferred revenue	$5,456	$6,595	$(1,139)	(17.3)%

During the twelve months ended December 31, 2019 and 2018, the Company recognized revenue of $10,354,000 and $8,052,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

NOTE 4

LEASES

The components of lease cost for the Company’s leases were as follows (in thousands):

Twelve Months Ended
December 31, 2019

Operating Leases:
Lease cost	$456

Finance Leases:
Amortization of ROU assets	63
Interest on lease liability	63
126

Short-term lease rent expense	43

Total lease cost	$625

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at December 31, 2019 was:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	8.8	2.0

Weighted average discount rate	8.0%	9.3%

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2020	$442	$529
2021	450	396
2022	458	113
2023	466	―
2024	342	―
2025 and thereafter	1,458	―
Total undiscounted lease payments	3,616	1,038
Less: Imputed interest	(1,030)	(101)
Present value of lease payments	$2,586	$937

Current portion of operating lease obligations		$244	$	―
Long-term operating lease obligations, less current portion		$2,342	$	―
Current portion of finance lease obligations	$	―		$471
Long-term finance lease obligations, less current portion	$	―		$466

Supplemental cash flow and other information related to our leases were as follows (in thousands):

Twelve Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$434
Operating cash flow used in finance leases	$63
Financing cash flow used in finance leases	$272

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$893
Operating liabilities	$182

NOTE 5

PERMIT AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying value of permits. No permit exists at our Services and Medical Segments.

Permit (amount in thousands)	Treatment
Balance as of December 31, 2017	$8,419
PCB permit amortized (1)	(55)
Permit in progress	79
Balance as of December 31, 2018	8,443
PCB permit amortized (1)	(7)
Permit in progress	354
Balance as of December 31, 2019	$8,790

(1) Amortization for the one definite-lived permit capitalized in 2009 that was fully amortized in the first quarter of 2019. This permit was amortized over a ten-year period in accordance with its estimated useful life.

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted Average	December 31, 2019			December 31, 2018
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	11	$760	$(358)	$402	$728	$(336)	$392
Software	3	414	(408)	6	410	(403)	7
Customer relationships	10	3,370	(2,713)	657	3,370	(2,491)	879
Permit	10	545	(545)	―	545	(538)	7
Total		$5,089	$(4,024)	$1,065	$5,053	$(3,768)	$1,285

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2020	219
2121	199
2022	173
2023	132
2024	10

Amortization expense recorded for definite-lived intangible assets was approximately $256,000 and $350,000, for the years ended December 31, 2019 and 2018, respectively.

NOTE 6

CAPITAL STOCK, STOCK PLANS, WARRANTS, AND STOCK BASED COMPENSATION

Stock Option Plans

The Company adopted the 2003 Outside Directors Stock Plan (the “2003 Plan”), which was approved by our stockholders at the Company’s July 29, 2003 Annual Meeting of Stockholders. Non-Qualified Stock Options (“NQSOs”) granted under the 2003 Plan generally have a vesting period of six months from the date of grant and a term of 10 years, with an exercise price equal to the closing trade price on the date prior to grant date. The 2003 Plan also provides for the issuance to each outside director a number of shares of the Company’s Common Stock in lieu of 65% or 100% (based on option elected by each director) of the fee payable to the eligible director for services rendered as a member of the Board of Directors (“Board”). The number of shares issued is determined at 75% of the market value as defined in the plan (the Company recognizes 100% of the market value of the shares issued). The 2003 Plan, as amended, also provides for the grant of an NQSO to purchase up to 6,000 shares of our Common Stock for each outside director upon initial election to the Board, and the grant of an NQSO to purchase 2,400 shares of our Common Stock upon each re-election. The number of shares of the Company’s Common Stock authorized under the 2003 Plan was 1,100,000. At December 31, 2019, the 2003 Plan had available for issuance 262,312 shares.

The Company’s 2010 Stock Option Plan (“2010 Plan”) authorized an aggregate grant of 200,000 NQSOs and Incentive Stock Options (“ISOs”) to officers and employees of the Company for the purchase of up to 200,000 shares of the Company’s Common Stock. The term of each stock option granted was to be fixed by the Compensation and Stock Option Committee (the “Compensation Committee”), but no stock option was exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date. As a result of the approval of the 2017 Stock Option Plan (“2017 Plan” – see below) at the Company’s 2017 Annual Meeting, no further options remained available for issuance under the 2010 Plan immediately upon the approval of the 2017 Plan; however, the 2010 Plan remains in full force and effect with respect to the outstanding options issued and unexercised at the date of the approval of the 2017 Plan. At December 31, 2019, the 2010 Plan had an option for the purchase of up to 50,000 shares of our Common Stock at $3.97 per share with expiration date of May 15, 2022.

The Company’s 2017 Stock Option Plan (“2017 Plan”) authorizes the grant of options to officers and employees of the Company, including any employee who is also a member of the Board, as well as to consultants of the Company. The 2017 Plan authorizes an aggregate grant of 540,000 NQSOs and ISOs, which includes a rollover of 140,000 shares that remained available for issuance under the 2010 Plan immediately upon the approval of the 2017 Plan. Consultants of the Company can only be granted NQSOs. The term of each stock option granted under the 2017 Plan shall be fixed by the Compensation Committee, but no stock options will be exercisable more than ten years after the grant date, or in the case of an ISO granted to a 10% stockholder, five years after the grant date. The exercise price of any ISO granted under the 2017 Plan to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant, and the exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant. The exercise price of any NQSOs granted under the plan shall not be less than the fair market value of the shares at the time of grant. At December 31, 2019, the 2017 Plan had available for issuance 27,500 shares.

Stock Options to Employees and Outside Director

On January 17, 2019 the Company granted 105,000 ISOs from the 2017 Plan to certain employees, which included our named executive officers as follows: 25,000 ISOs to our Chief Executive Officer (“CEO”); 15,000 ISOs to our Chief Financial Officer (“CFO”); and 15,000 ISOs to our Executive Vice President (“EVP”) of Strategic Initiatives. The ISOs granted were for a contractual term of six years with one-fifth vesting annually over a five-year period. The exercise price of the ISO was $3.15 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

On July 25, 2019, the Company granted an aggregate of 12,000 NQSOs from the Company’s 2003 Plan to five of the six re-elected directors at the Company’s Annual Meeting of Stockholders held on July 25, 2019. Dr. Louis F. Centofanti (a Board member) was not eligible to receive options under the 2003 Plan as an employee of the Company, pursuant to the 2003 Plan. The NQSOs granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the NQSO was $3.31 per share, which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Plan.

On August 29, 2019 the Company granted an aggregate of 12,500 ISOs from the 2017 Plan to certain employees. The ISOs granted were for a contractual term of six years with one-fifth vesting annually over a five-year period. The exercise price of the ISO was $3.90 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

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

The Company issued an aggregate of 14,400 shares of Common Stock to two previous retired outside directors resulting from the exercise of options from the 2003 Plan for a total proceed of approximately $54,000 in the fourth quarter of 2019. The Company also issued an aggregate of 18,000 shares of Common Stock to an employee resulting from exercise of options for a total proceed of approximately $79,000 in the fourth quarter of 2019.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during 2019 and 2018 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows. No options were granted to employees in 2018:

Employee Stock
Option Granted
2019
Weighted-average fair value per share	$1.46
Risk -free interest rate (1)	1.40%-2.58%
Expected volatility of stock (2)	48.67%-51.38%
Dividend yield	None
Expected option life (3)	5.0 years

	Outside Director Stock Options Granted
	2019	2018
Weighted-average fair value per share	$2.27	$2.87
Risk -free interest rate (1)	2.08%	2.62%-2.98%
Expected volatility of stock (2)	54.28%	55.34%-57.29%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for fiscal years 2019 and 2018.

	Year Ended
	2019	2018
Employee Stock Options	$150,000	$147,000
Director Stock Options	29,000	51,000
Total	$179,000	$198,000

At December 31, 2019, the Company has approximately $431,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.1 years.

Stock Options to Consultant

Robert Ferguson is a consultant to the Company in connection with the Company’s Test Bed Initiative (“TBI”) at its PFNWR facility. For Robert Ferguson’s consulting work in connection with the Company’s TBI, on July 27, 2017 (“grant date”), the Company granted Robert Ferguson a NQSO from the Company’s 2017 Plan for the purchase of up to 100,000 shares of the Company’s Common Stock at an exercise price of $3.65 a share, which was the fair market value of the Company’s Common Stock on the date of grant (“Ferguson Stock Option”). The vesting of the Ferguson Stock Option is subject to the achievement of the following milestones (“waste” as noted below is defined as liquid LAW (“low activity waste”) and/or liquid TRU (“transuranic waste”)):

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

On May 1, 2018, Robert Ferguson exercised the 10,000 options which became vested by Mr. Ferguson in December 2017 for the purchase of 10,000 shares of the Company’s Common Stock, resulting in total proceeds paid to the Company of approximately $36,500.

At December 31, 2019, the Company has not recognized compensation costs (fair value of approximately $123,000 at December 31, 2019) for the remaining Ferguson Stock Option discussed above since achievement of the performance obligation under the second milestone is unlikely and achievement of the performance obligation under the third milestone is uncertain at December 31, 2019.

Summary of Stock Option Plans

The summary of the Company’s total plans as of December 31, 2019 and 2018, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2019	616,000	$4.23
Granted	129,500	3.24
Exercised	(32,400)	4.10		$93,000
Forfeited/expired	(31,800)	8.68
Options outstanding end of period (1)	681,300	$3.84	4.2	$3,587,000
Options exercisable as of December 31, 2019(1)	286,800	$4.28	3.8	$1,383,000

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2018	624,800	$4.42
Granted	18,000	4.22
Exercised	(10,000)	3.65			$8,000
Forfeited/expired	(16,800)	11.70
Options outstanding end of period (2)	616,000	$4.23	4.7	$	─
Options exercisable at December 31, 2018(2)	249,333	$5.04	4.4	$	─

(1) Options with exercise prices ranging from $2.79 to $8.40

(2) Options with exercise prices ranging from $2.79 to $13.35

(3) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price

The summary of the Company’s nonvested options as of December 31, 2019 and changes during the period then ended are presented as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested options January 1, 2019	366,667	$1.91
Granted	129,500	1.53
Vested	(90,667)	2.02
Forfeited	(11,000)	1.60
Non-vested options at December 31, 2019	394,500	$1.77

Warrant

In connection with a $2,500,000 loan that the Company executed April 1, 2019 with Mr. Robert Ferguson, the Company issued a Warrant to Mr. Ferguson for the purchase of up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share. The Warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at December 31, 2019 (see “Note 10 – Long Term Debt” for further information of this Warrant).

Common Stock Issued for Services

The Company issued a total of 71,905 and 60,598 shares of our Common Stock in 2019 and 2018, respectively, under our 2003 Plan to our outside directors as compensation for serving on our Board. As a member of the Board, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. The Company recorded approximately $232,000 and $249,000 in compensation expense (included in Selling, General &Administrative (“SG&A”) expenses) for the twelve months ended December 31, 2019 and 2018, respectively, for the portion of director fees earned in the Company’s Common Stock.

Shares Reserved

At December 31, 2019, the Company has reserved approximately 681,300 shares of our Common Stock for future issuance under all of the option arrangements.

NOTE 7

INCOME (LOSS) PER SHARE

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted loss per share:

	Years Ended
	December 31,
(Amounts in Thousands, Except for Per Share Amounts)	2019	2018
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) from continuing operations, net of taxes	$2,732	$(1,074)
Net loss attributable to non-controlling interest	(124)	(320)
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$2,856	$(754)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(541)	(667)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$2,315	$(1,421)

Basic income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.19	$(.12)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.19	$(.12)

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,046	11,855
Add: dilutive effect of stock options	14	─
Add: dilutive effect of warrants	─	─
Diluted weighted average shares outstanding	12,060	11,855

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Stock options	482	107
Warrant	60	─

NOTE 8

SERIES B PREFERRED STOCK

The 1,284,730 shares of the Series B Preferred Stock (the “Series B Preferred Stock”) of the Company’s wholly-owned consolidated subsidiary, M&EC, were non-voting and non-convertible, had a $1.00 liquidation preference per share and were redeemable at the option and sole discretion of M&EC at any time, and from time to time, from and after one year from the date of issuance (June 25, 2001) of the Series B Preferred Stock for the purchase price of $1.00 per share. As previously disclosed, the Company completed the closure of its M&EC facility in 2019 in accordance with M&EC’s license and permit requirements. Holders of shares of M&EC Series B Preferred Stock were entitled to receive, when, as and if declared by M&EC’s Board out of funds legally available for payment, cumulative dividends at the rate per annum of 5% per share on the liquidation preference of $1.00 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrued without interest beginning one year from the date of original issuance (June 25, 2001), and was payable in cash, if, when, and as declared by M&EC Board, quarterly each year commencing on the first dividend due date following the expiration of one year from the date of original issuance. On April 24, 2018, the Company announced a private exchange offer (“Exchange Offer”), to all 13 holders of the M&EC Series B Preferred Stock, to exchange in a private placement exempt from registration, for every share of Series B Preferred Stock tendered, (a) 0.1050805 shares of newly issued Common Stock of the Company, par value $.001 per share (“Common Stock”), and (b) cash in lieu of fractional shares of Common Stock that would otherwise be issuable to the tendering holder of Series B Preferred Stock, in an amount equal to such fractional share of Common Stock multiplied by the closing price per share of the Common Stock on the last trading day immediately preceding the expiration date of the Exchange Offer. The Exchange Offer was made on an all-or-none basis, for all 1,284,730 shares of Series B Preferred Stock outstanding and had an expiration date of May 30, 2018. The Company owns 100% of the voting capital stock of M&EC. On May 30, 2018, the Exchange Offer was consummated, resulting in the issuance of an aggregate 134,994 unregistered shares of the Company’s Common Stock in exchange for the 1,284,730 shares of Series B Preferred Stock and the payment of an aggregate of approximately $29.00 in cash in lieu of the fractional shares of the Company’s Common Stock that would otherwise have been issuable to the tendering holders of the Series B Preferred Stock. The fair value of the 134,994 shares of the Company’s Common Stock issued was determined to be approximately $648,000 which was based on the closing price of the Company’s Common Stock on May 30, 2018 of $4.80 per share. Upon the consummation of the Exchange Offer, the previous holders of the M&EC Series B Preferred Stock forfeited all rights of a holder of Series B Preferred Shares, including the right to receive quarterly cash dividends, and the rights to the cumulative accrued and unpaid dividends with M&EC Series B Preferred Stock in the amount of approximately $1,022,000 at May 30, 2018. The M&EC Board never declared dividends on the Series B Preferred Stock and our credit facility prohibits the payment of cash dividends without the lender’s consent. After the Exchange Offer, the 1,284,730 shares of the Series B Preferred Stock acquired by the Company were contributed by the Company to M&EC and the Series B Preferred Stock was no longer outstanding. The Company recorded a gain of approximately $1,596,000 in 2018, which was net of approximately $63,000 in legal costs incurred for the completion of the transaction.

The shares of Company Common Stock issued in exchange for shares of M&EC’s Series B Preferred Stock were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, as a result, were considered restricted securities when issued.

NOTE 9

DISCONTINUED OPERATIONS

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment: (1) subsidiaries divested in 2011 and prior, (2) two previously closed locations, and (3) our PFSG facility which is in closure status and which final closure is subject to regulatory approval of necessary plans and permits.

The Company incurred losses from discontinued operations of $541,000 and $667,000 for the years ended December 31, 2019 and 2018 (net of taxes of $0 for each period), respectively. The loss for the year ended 2019 included an increase of approximately $50,000 in remediation reserve for our Perma-Fix of Memphis, Inc. (“PFM”) due to reassessment of the remediation reserve. The loss for the year ended 2018 included an increase of approximately $50,000 in remediation reserve for our Perma-Fix of Dayton (“PFD”) subsidiary due to reassessment of the remediation reserve. The remaining loss for each of the periods noted above was primarily due to costs incurred in the administration and continued monitoring of our discontinued operations.

The following table presents the major class of assets of discontinued operations at December 31, 2019 and December 31, 2018. No assets and liabilities were held for sale at each of the periods noted.

(Amounts in Thousands)	December 31, 2019	December 31, 2018
Current assets
Other assets	$104	$107
Total current assets	104	107
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	36	118
Total long-term assets	117	199
Total assets	$221	$306
Current liabilities
Accounts payable	$8	$10
Accrued expenses and other liabilities	169	296
Environmental liabilities	817	50
Total current liabilities	994	356
Long-term liabilities
Closure liabilities	134	126
Environmental liabilities	110	837
Total long-term liabilities	244	963
Total liabilities	$1,238	$1,319

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations included a note receivable in the original amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At December 31, 2019, the outstanding amount on this note receivable totaled approximately $118,000, of which approximately $82,000 is included in “Current assets related to discontinued operations” and approximately $36,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

Environmental Liabilities

The Company has three remediation projects, which are currently in progress at our PFD, PFM (closed location), and PFSG (in closure status) subsidiaries. The Company divested PFD in 2008; however, the environmental liability of PFD was retained by the Company upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. The remediation activities are closely reviewed and monitored by the applicable state regulators.

At December 31, 2019, the Company had total accrued environmental remediation liabilities of $927,000, an increase of $40,000 from the December 31, 2018 balance of $887,000. The net increase presents an increase of approximately $50,000 made to the reserve at our PFM subsidiary as discussed above and payments of approximately $10,000 on remediation projects for our PFD subsidiary.

The current and long-term accrued environmental liability at December 31, 2019 is summarized as follows (in thousands).

	Current	Long-term
	Accrual	Accrual	Total
PFD	$41	$60	$101
PFM	$50	15	65
PFSG	$726	35	761
Total liability	$817	$110	$927

NOTE 10

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2019 and December 31, 2018:

(Amounts in Thousands)	December 31, 2019		December 31, 2018
Revolving Credit facility dated October 31, 2011, as amended, borrowings based uponeligible accounts receivable, subject to monthly borrowing base calculation, balance due on March 24, 2021. Effective interest rate for 2019 and 2018 was 6.6% and 5.8%, respectively. (1)	$321		$639
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal, balance due on March 24, 2021. Effective interest rate for 2019 and 2018 was 6.9% and 5.5%, respectively. (1)	1,827	(2)	2,663	(2)
Promissory Note dated April 1, 2019, payable in twelve monthly installments of interest only, starting May 1, 2019 followed with twelve monthly installments of approximatelyt $208 in principal plus accrued interest. Interest accrues at annual rate of 4.0%. (3)	1,732	(4)	─
Total debt	3,880		3,302
Less current portion of long-term debt	1,300	(4)	1,184
Long-term debt	$2,580		$2,118

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment. Effective July 1, 2019, monthly installment principal payment on the Term Loan was amended to approximately $35,500 from approximately $101,600. See discussion of the amendment dated June 20, 2019 to the Company’s loan agreement below.

(2) Net of debt issuance costs of ($92,000) and ($80,000) at December 31, 2019 and December 31, 2018, respectively.

(3) Uncollateralized note.

(4) Net of debt discount/debt issuance costs of ($248,000) at December 31, 2019. The Promissory Note provides for prepayment of principal over the term of the Note without penalty. The Company made prepayments of principal totaling $520,000 in 2019 which was reflected in the current portion of the debt.

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

On March 29, 2019, the Company entered into an amendment to its Revised Loan Agreement with its lender under the credit facility which provided the following:

●	waived the Company’s failure to meet the minimum quarterly fixed charge coverage ratio (“FCCR”) requirement for the fourth quarter of 2018;
●	waived the quarterly FCCR testing requirement for the first quarter of 2019;
●	revised the methodology to be used in calculating the FCCR in each of the second and third quarters of 2019 (with continued requirement to maintain a minimum 1.15:1 ratio in each of the quarters);
●	revised the minimum Tangible Adjusted Net Worth requirement (as defined in the Revised Loan Agreement) from $26,000,000 to $25,000,000;
●	eliminated the London InterBank Offer Rate (“LIBOR”) interest payment option of paying annual rate of interest due on our term loan and revolving credit until the Company becomes compliant with its FCCR requirement again. Prior to this amendment, the Company had the option of paying annual rate of interest due on the revolving credit at prime (4.75% at December 31, 2019) plus 2% or LIBOR plus 3% and the term loan at prime plus 2.5% or LIBOR plus 3.5%;

●	provided consent for the $2,500,000 loan that the Company entered into with Robert Ferguson on April 1, 2019 discussed below. No principal prepayment on this loan was allowed until the Company received the restricted finite risk sinking funds of approximately $5,000,000 held as collateral by AIG Specialty Insurance Company (“AIG”) under our financial assurance policy resulting from the closure of the Company’s M&EC facility (see “Note 14 – Commitments and Contingencies – Insurance” for a discussion of the receipt of this $5,000,000 in finite risk sinking funds on July 22, 2019); and
●	revised the annual rate used to calculate the Facility Fee (as defined in the Revised Loan Agreement) (unused revolving credit line fee) from 0.250% to 0.375%.

On June 20, 2019, we entered into another amendment to our Revised Loan Agreement with our lender under the credit facility which provided the following, among other things:

●	removal of the FCCR calculation requirement for the second, third and fourth quarter of 2019. Starting in the first quarter of 2020, the Company will again be required to maintain a minimum FCCR of not less than 1.15 to 1.0 for the four-quarter period ending March 31, 2020 and for each fiscal quarter thereafter;
●	requires the Company to maintain a minimum Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA” as defined in the Amendment) of at least (i) $475,000 for the one quarter period ending June 30, 2019; (ii) $2,350,000 for the two quarter period ending September 30, 2019; and (iii) $3,750,000 for the three quarter period ending December 31, 2019;
●	immediate release of $450,000 of the $1,000,000 indefinite reduction in borrowing availability that PNC had previously imposed; the release of another $300,000 of the remaining $550,000 reduction in borrowing availability if the Company meets it minimum Adjusted EBITDA requirement for the quarter ending September 30, 2019 as discussed above (which our lender released in November 2019), in addition to the Company having received no less than $4,000,000 of the restricted finite risk sinking funds held as collateral by AIG under our financial assurance policy; and the release the final $250,000 reduction in borrowing availability if we meet our Adjusted EBITDA requirement for the three quarter period ending December 31, 2019; and
●	reduce the term loan monthly principal payment starting July 1, 2019 from $101,600 to approximately $35,547, with the remaining balance of the term loan due at the maturity of the Revised Loan Agreement which is March 24, 2021.

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

At December 31, 2019, the borrowing availability under our revolving credit was approximately $8,714,000, based on our eligible receivables and includes an indefinite reduction of borrowing availability of $250,000 that the Company’s lender has imposed. This $8,714,000 in borrowing availability under our revolving credit also included a reduction in borrowing availability of approximately $2,639,000 from outstanding standby letters of credit.

The Company’s credit facility with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. As discussed above, our lender waived/removed our FCCR testing requirement for each of the quarters in 2019. The Company met its “Adjusted EBITDA” minimum requirement in the second, third and fourth quarters of 2019 in accordance to the amendment dated June 20, 2019 as discussed above. Additionally, the Company met its remaining financial covenant requirements in each of the quarters of 2019. As a result of the Company meeting the “Adjusted EBITDA” minimum requirement for the fourth quarter of 2019, the Company’s lender is expected to release the remaining $250,000 reduction in borrowing availability subsequent to the filing of our 2019 Form 10-K.

Loan and Securities Purchase Agreement, Promissory Note and Subordination Agreement

On April 1, 2019, the Company completed a lending transaction with Robert Ferguson (the “Lender”), whereby the Company borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company. The Lender also currently serves as a consultant to the Company in connection with the Company’s TBI at its PFNWR subsidiary. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also allows for prepayment of principal payments over the term of the Loan without penalty with such prepayment of principal payments to be applied to the second year of the loan payments at the Company’s discretion. In 2019, the Company made total prepayments in principal of $520,000. In connection with the above Loan, the Lender agreed under the terms of the Loan and a Subordination Agreement with our credit facility lender, to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by us. In connection with this capital raise transaction described above and consideration for us receiving the Loan, the Company issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at December 31, 2019. The fair value of the Warrant was estimated to be approximately $93,000 using the Black-Scholes option pricing model with the following assumptions: 50.76% volatility, risk free interest rate of 2.31%, an expected life of five years and no dividends. As further consideration for this capital raise transaction relating to the Loan, the Company issued 75,000 shares of its Common Stock to the Lender. The Company determined the fair value of the 75,000 shares of Common Stock to be approximately $263,000 which was based on the closing bid price for a share of the Company’s Common Stock on NASDAQ.com immediately preceding the execution of the Loan, pursuant to the Loan and Securities Purchase Agreement. The fair value of the Warrant and Common Stock and the related closing fees incurred totaling approximately $398,000 from the transaction was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

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

The following table details the amount of the maturities of long-term debt maturing in future years at December 31, 2019 (excludes debt issuance/debt discount costs of $340,000).

Year ending December 31:
(In thousands)
2020	1,573
2021	2,647
Total	$4,220

NOTE 11

ACCRUED EXPENSES

Accrued expenses include the following (in thousands) at December 31:

	2019	2018
Salaries and employee benefits	$3,908	$3,228
Accrued sales, property and other tax	793	404
Interest payable	17	7
Insurance payable	935	710
Other	465	665
Total accrued expenses	$6,118	$5,014

Each of our executives has an individual Management Incentive Plan (“MIP”) for fiscal years 2019 and 2018 which provides for the potential payment of performance compensation (see “Note 16 – Related Party Transactions – MIPs” for further discussion of the MIPs). The Company accrued an aggregate of approximately $270,700 in compensation expenses for the three MIPs in 2019 for the Company’s 2019 three named executive officers (“NEOs”) (Mr. Mark Duff, Mr. Ben Naccarato, and Mr. Louis Centofanti. No performance compensation payments were earned under any of the MIPs for 2018 for the NEOs.

NOTE 12

ACCRUED CLOSURE COSTS AND ARO

Accrued closure costs represent our estimated environmental liability to clean up our fixed-based regulated facilities as required by our permits, in the event of closure. Changes to reported closure liabilities (current and long-term) for the years ended December 31, 2019 and 2018, were as follows:

Amounts in thousands
Balance as of December 31, 2017	$8,395
Accretion expense	325
Spending	(5,293)
Adjustment to closure liability	3,323
Balance as of December 31, 2018	6,750
Accretion expense	320
Spending	(1,359)
Adjustment to closure liability	330
Balance as of December 31, 2019	$6,041

The Company recorded an additional $330,000 of closure costs and current closure liabilities in 2019 due to finalization of closure requirements for the Company’s M&EC facility. In 2019, the Company completed the closure and decommissioning activities of its M&EC facility in accordance with M&EC’s license and permit requirements. The Company had recorded an additional $3,323,000 in closure costs and current closure liabilities in 2018 due to changes in estimated future closure costs for the M&EC subsidiary.

The spending of approximately $1,359,000 in 2019 was primarily for the closure of the Company’s M&EC facility. In 2018, the Company had total spending of approximately $5,293,000, of which $4,991,000 was for activities related to the closure of the M&EC facility with the remaining for the PFNWR facility in connection with the closure of certain processing equipment/enclosure.

At December 31, 2019 and 2018, M&EC’s closure liabilities totaled approximately $84,000 and $1,142,000, respectively, with the entire amount classified as current.

The reported closure asset or ARO, is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheets at December 31, 2019 and 2018 with the following activity for the years ended December 31, 2019 and 2018:

Amounts in thousands
Balance as of December 31, 2017	$3,921
Amortization of closure and post-closure asset	(191)
Balance as of December 31, 2018	3,730
Amortization of closure and post-closure asset	(191)
Balance as of December 31, 2019	$3,539

NOTE 13

INCOME TAXES

The components of income (loss) before income tax expense (benefit) by jurisdiction for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2019	2018
United States	4,120	(857)
Canada	(735)	(138)
United Kingdom	(184)	(210)
Poland	(312)	(805)
Total income (loss) before tax expense (benefit)	$2,889	$(2,010)

The components of current and deferred federal and state income tax expense (benefit) expense for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2019	2018
Federal income tax expense (benefit) - deferred	5	(1,171)
State income tax expense - current	153	173
State income tax (benefit) expense - deferred	(1)	62
Total income tax expense (benefit)	$157	$(936)

An overall reconciliation between the expected tax expense (benefit) using the federal statutory rate of 21% for each of the years ended 2019 and 2018 and the expense (benefit) for income taxes from continuing operations as reported in the accompanying Consolidated Statement of Operations is provided below (in thousands).

	2019	2018
Federal tax expense (benefit) at statutory rate	$607	$(392)
State tax expense (benefit), net of federal benefit	152	(178)
Change in deferred tax rates	106	(78)
Permanent items	54	(388)
Difference in foreign rate	(27)	13
Change in deferred tax liabilities	835	114
Other	(218)	(99)
(Decrease) increase in valuation allowance	(1,352)	72
Income tax expense (benefit)	$157	$(936)

A provision of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which was signed into law in December 2017 provides an indefinite carryforward period for net operating losses (“NOLs”) generated starting in 2018. Also, the law limits the utilization of these NOLs to 80% of taxable income in the year in which the NOL is utilized. The Company had been carrying on its balance sheet a deferred tax liability related to indefinite-lived intangible assets. A common accounting interpretation of the TCJA provisions is that deferred tax assets related to indefinite-lived NOLs may be used to offset indefinite-lived deferred tax liabilities, up to 80% of the amount of the liability. During 2018, the Company forecasted a substantial tax loss for the full year due to the closure of the M&EC facility. As a result, the Company released a portion of the valuation allowance against deferred tax assets equal to 80% of the deferred tax liability related to indefinite-lived intangible assets and recorded a tax benefit in the amount of approximately $1,235,000 in accordance to the provisions of the TCJA.

The global intangible low-taxed income (“GILTI”) provisions under the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2019 and 2018. As the foreign subsidiaries are all in loss positions for 2019, there is no GILTI inclusion for the current year.

The base-erosion and anti-abuse tax provisions (“BEAT”) in the TCJA eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax due to the immaterial amounts of outbound U.S. payments and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the years ended December 31, 2019 and 2018.

The Company had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating losses	$9,391	$9,540
Environmental and closure reserves	1,977	2,124
Lease liability	742	—
Other	1,295	1,263
Deferred tax liabilities:
Depreciation and amortization	(3,211)	(2,418)
Goodwill and indefinite lived intangible assets	(590)	(586)
Right-of-use lease asset	(730)	—
481(a) adjustment	(336)	—
Prepaid expenses	(22)	(30)
	8,516	9,893
Valuation allowance	(9,106)	(10,479)
Net deferred income tax liabilities	(590)	(586)

In 2019 and 2018, the Company concluded that it was more likely than not that $9,106,000 and $10,479,000 of our deferred income tax assets would not be realized, and as such, a full valuation allowance was applied against those deferred income tax assets.

The Company has estimated net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $20,548,000 and $57,809,000, respectively, as of December 31, 2019. The estimated consolidated federal and state NOLs include approximately $2,410,000 and $3,763,000, respectively, of our majority-owned subsidiary, PF Medical, which is not part of our consolidated group for tax purposes. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2021. Approximately $12,199,000 of our federal NOLs were generated after December 31, and thus do not expire. However, as a result of various stock offerings and certain acquisitions, which in the aggregate constitute a change in control, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

The tax years 2017 through 2019 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

No uncertain tax positions were identified by the Company for the years currently open under statute of limitations, including 2019 and 2018.

The Company had no federal income tax payable for the years ended December 31, 2019 and 2018.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provided for a maximum allowable coverage of $39,000,000 which included available capacity to allow for annual inflation and other performance and surety bond requirements. As a result of the closure of the Company’s M&EC facility, on July 22, 2019, AIG released $5,000,000 of the finite risk sinking funds held as collateral under the 2003 Closure Policy to the Company. The finite risk sinking funds received by the Company are to be used for general working capital needs. In conjunction with the release of the finite risk sinking funds by AIG, total coverage under the 2003 Closure Policy was amended from $30,549,000 to $19,314,000. Additionally, the maximum coverage allowable under the 2003 Closure Policy was amended from $39,000,000 to approximately $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. At December 31, 2019 and December 31, 2018, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,307,000 and $15,971,000, respectively, which included interest earned of $1,836,000 and $1,500,000 on the finite risk sinking funds as of December 31, 2019 and December 31, 2018, respectively. Interest income for the year ended 2019 and 2018 was approximately $336,000 and $295,000, respectively. If we so elect, AIG is obligated to pay us an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At December 31, 2019, the total amount of standby letters of credit outstanding was approximately $2,639,000 and the total amount of bonds outstanding was approximately $28,937,000.

NOTE 15

PROFIT SHARING PLAN

The Company adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, April 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions of 25% based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2019 and 2018, the Company contributed approximately $395,000 and $338,000 in 401(k) matching funds, respectively.

NOTE 16

RELATED PARTY TRANSACTIONS

David Centofanti

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $177,000 and $173,000 for 2019 and 2018, respectively. David Centofanti is the son of our EVP of Strategic Initiatives and a Board member, Dr. Louis Centofanti. Dr. Louis Centofanti previously held the position of President and CEO until September 8, 2017.

Robert Ferguson

Robert Ferguson previously served as an advisor to the Company’s Board until the first quarter of 2019 and continues to serve as a consultant to the Company relating to our TBI at our PFNWR facility (see “Note 6 – Capital Stock, Stock Plan, Warrants, and Stock Based Compensation” for a discussion of the options granted to Robert Ferguson in connection with the TBI initiatives). For his services to the Company, Robert Ferguson was paid $4,000 monthly plus reasonable expenses. Mr. Ferguson ceased to be a related party to the Company when he ceased providing advisory services to the Board.

Employment Agreements

The Company entered into employment agreements with each of Mark Duff (President and CEO), Ben Naccarato (CFO), and Dr. Louis Centofanti, (EVP of Strategic Initiatives), with each employment agreement dated September 8, 2017. Each of the employment agreements is effective for three years from September 8, 2017 (the “Initial Term”) unless earlier terminated by us or by the executive officer. At the end of the Initial Term of each employment agreement, each employment agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, the Company or the executive officer provides written notice not to extend the terms of the employment agreement. Each employment agreement provides for annual base salaries, performance bonuses as provided in the MIP as approved by our Board, and other benefits commonly found in such agreements. In addition, each employment agreement provides that in the event the executive officer terminates his employment for “good reason” (as defined in the agreements) or is terminated by the Company without cause (including the executive officer terminating his employment for “good reason” or is terminated by us without cause within 24 months after a Change in Control (as defined in the agreement)), the Company will pay the executive officer the following: (a) a sum equal to any unpaid base salary; (b) accrued unused vacation time and any employee benefits accrued as of termination but not yet been paid (“Accrued Amounts”); (c) two years of full base salary; and (d) two times the performance compensation (under the MIP) earned with respect to the fiscal year immediately preceding the date of termination provided the performance compensation earned with respect to the fiscal year immediately preceding the date of termination has not been paid. If performance compensation earned with respect to the fiscal year immediately preceding the date of termination has been made to the executive officer, the executive officer will be paid an additional year of the performance compensation earned with respect to the fiscal year immediately preceding the date of termination. If the executive terminates his employment for a reason other than for good reason, the Company will pay to the executive the amount equal to the Accrued Amounts plus any performance compensation payable pursuant to the MIP.

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

MIPs

On January 17, 2019, the Company’s Board and the Compensation Committee approved individual MIP for the CEO, CFO, and EVP of Strategic Initiatives. Each MIP is effective January 1, 2019 and applicable for the year ended December 31, 2019. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s annual 2019 base salary. The potential target performance compensation ranges from 5% to 150% of the 2019 base salary for the CEO ($14,350 to $430,500), 5% to 100% of the 2019 base salary for the CFO ($11,762 to $235,231), and 5% to 100% of the 2019 base salary for the EVP of Strategic Initiatives ($11,449 to $228,985). The amount payable under the 2019 MIP was approximately $110,700, $81,100, and $78,900, for the CEO, CFO, and EVP of Strategic Initiatives, respectively, which we anticipate will be paid in April 2020.

Each of the executives also had a MIP for the year ended December 31, 2018, which also provides guidelines for the calculation of annual cash incentive-based compensation, similar to the 2019 MIPs discussed above. No performance compensation was earned or payable under each of the 2018 MIPs.

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

We currently have three reporting segments, which include Treatment and Services Segments, which are based on a service offering approach; and Medical, whose primary purpose is the R&D of a new medical isotope production technology. The Medical Segment has not generated any revenues and all costs incurred are reflected within R&D in the accompanying consolidated financial statements. As previously disclosed, the Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund these activities. The Company anticipates that the Medical Segment will not resume full R&D activities until the necessary capital is obtained through its own credit facility or additional equity raise, or obtains partners willing to provide funding for its R&D. Our reporting segments exclude our corporate headquarter and our discontinued operations (see “Note 9 – Discontinued Operations”) which do not generate revenues.

The table below shows certain financial information of our reporting segments as of and for the years ended December 31, 2019 and 2018 (in thousands).

Segment Reporting as of and for the year ended December 31, 2019

	Treatment	Services		Medical	Segments Total		Corporate (2)	Consolidated Total
Revenue from external customers	$40,364	$33,095		—	$73,459	(3)(4)	$—	$73,459
Intercompany revenues	329	38		—	367		—	—
Gross profit	12,248	3,336		—	15,584		—	15,584
Research and development	401	12		314	727		23	750
Interest income	—	—		—	—		337	337
Interest expense	(129)	(23)		—	(152)		(280)	(432)
Interest expense-financing fees	—	—		—	—		(208)	(208)
Depreciation and amortization	999	318		—	1,317		25	1,342
Segment income (loss) before income taxes	7,973	795		(314)	8,454		(5,565)	2,889
Income tax expense	153	—		—	153		4	157
Segment income (loss)	7,820	795		(314)	8,301		(5,569)	2,732
Segment assets(1)	34,260	15,410	(10)	16	49,686		16,829 (5)	66,515
Expenditures for segment assets (net)	169	1,366		—	1,535		—	1,535	(9)
Total debt	—	—		—	—		3,880	3,880	(6)

Segment Reporting as of and for the year ended December 31, 2018

	Treatment		Services		Medical	Segments Total		Corporate (2)	Consolidated Total
Revenue from external customers	$36,271		$13,268		—	$49,539	(3)(4)	$—	$49,539
Intercompany revenues	509		70		—	579		—	—
Gross profit	7,197		1,264		—	8,461		—	8,461
Research and development	483		—		811	1,294		76	1,370
Interest income	—		—		—	—		295	295
Interest expense	(22)		(2)		—	(24)		(227)	(251)
Interest expense-financing fees	—		—		—	—		(38)	(38)
Depreciation and amortization	943		465		—	1,408		47	1,455
Segment income (loss) before income taxes	4,550	(7)	(756)		(811)	2,983		(4,993)	(2,010)
Income tax (benefit) expense	(943	)(8)	—		—	(943)		7	(936)
Segment income (loss)	5,493		(756)		(811)	3,926		(5,000)	(1,074)
Segment assets(1)	32,800		5,188	(10)	25	38,013		19,429 (5)	57,442
Expenditures for segment assets (net)	1,311		117		—	1,428		4	1,432 (9)
Total debt	—		—		—	—		3,302	3,302 (6)

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)	The Company performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $59,985,000 or 81.7% of total revenue for 2019 and $35,944,000 or 72.6% of total revenue for 2018. The following reflects such revenue generated by our two segments:

	2019			2018
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$29,420	$25,077	$54,497	$25,181	$9,630	$34,811
Foreign government	279	5,209	5,488	114	1,019	1,133
Total	$29,699	$30,286	$59,985	$25,295	$10,649	$35,944

(4)	The following table reflects revenue based on customer location:

	2019	2018
United States	$67,822	$48,301
Canada	5,488	1,140
United Kingdom	149	98
Total	$73,459	$49,539

(5)	Amount includes assets from our discontinued operations of $221,000 and $306,000 at December 31, 2019 and 2018, respectively.

(6)	Net of debt discount/debt issuance costs of ($340,000) and ($80,000) for 2019 and 2018, respectively (see “Note 10 – “Long-Term Debt” for additional information).

(7)	Amount includes a net gain of $1,596,000 recorded resulting from the exchange offer of the Series B Preferred Stock of the Company’s M&EC subsidiary (see “Note 8 – Series B Preferred Stock”)

(8)	For the year ended December 31, 2018, amount includes a tax benefit recorded in the amount of approximately $1,235,000 resulting from certain provisions of the TCJA (see “Note 13 – Income Taxes” for further information of this tax benefit).

(9)	Net of financed amount of $393,000 and $545,000 for the year ended December 31, 2019 and 2018, respectively.

(10)	Includes long-lived asset (net) for our PF Canada, Inc. subsidiary of $41,000 and $0, for the year ended December 31, 2019 and 2018, respectively.

NOTE 18

SUBSEQUENT EVENTS

MIPs

On January 16, 2020, the Company’s Board and the Compensation Committee approved individual MIP for each Mark Duff, CEO and President, Ben Naccarato, CFO, and Dr. Louis Centofanti, EVP of Strategic Initiatives. Additionally, the Board and the Compensation Committee approved a MIP for Andy Lombardo, who was elected EVP of Nuclear and Technical Services and an executive officer of the Company. Mr. Lombardo previously held the position of Senior Vice President (“SVP”) of Nuclear and Technical Services. The MIPs are effective January 1, 2020 and applicable for year ended December 31, 2020. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2020 annual base salary (see below for salary of each executive officers for 2020). The potential target performance compensation ranges from 5% to 150% of the base salary for the CEO ($17,220 to $516,600), 5% to 100% of the base salary for the CFO ($14,000 to $280,000), 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,667 to $233,336) and 5% to 100% of the base salary for the EVP of Nuclear and Technical Services ($14,000 to $280,000).

Salary

On January 16, 2020, the Board, with the approval of the Compensation Committee approved the following salary increase for the Company’s NEO effective January 1, 2020:

●	Annual base salary for Mark Duff, CEO and President, was increased to $344,400 from $287,000.
●	Annual base salary for Ben Naccarato, who was promoted to EVP and CFO from VP and CFO, was increased to $280,000 from $235,231; and
●	Annual base salary for Andy Lombardo, who was elected to EVP of Nuclear and Technical Services as discussed above, was increased to $280,000 from $258,662, which was the annual base salary that Mr. Lombardo was paid as SVP of Nuclear and Technical Services and prior to his election as an executive officer of the Company by the Board.

Coronavirus (“Covid-19”)

The spread of Coronavirus around the world in the first quarter of 2020 has resulted in significant volatility in the U.S. and international markets. Currently, there is significant uncertainty around the breadth and duration of business disruptions related to the Coronavirus, as well as its impact on the U.S and international economies. As a result of the Coronavirus, the Company has been informed that certain field projects for remediation work are being suspended until further notice due to precautions associated with the risk of potential virus spread among staff and client. Additionally, certain customers have delayed waste shipments to us into the second quarter of 2020 that were originally scheduled for the first quarter of 2020. At this time, the Company is unable to determine if the Coronavirus will have a material impact to its operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of our CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date of this Report, information concerning our Board of Directors (“Board”):

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	76	Director; Executive Vice President (“EVP”) of Strategic Initiatives; President of Perma-Fix Medical (“PF Medical”)
Joseph T. Grumski (2)	58	Director
Honorable Joe R. Reeder	72	Director
Mr. Larry M. Shelton	66	Chairman of the Board
Mr. Zach P. Wamp	62	Director
Mr. Mark A. Zwecker	69	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1)	Mr. Stanley Robert Cochran, who had served on the Company’s Board of Director since January 2017, resigned from the Board effective October 18, 2019. Mr. Cochran’s decision to resign from the Board was based on personal reasons and was not as a result of any disagreement with the Company or due to any matter relating to the Company’s operations, policies or practices.

(2)	Mr. Grumski was unanimously elected by the Board effective February 4, 2020 to fill the board vacancy left by Mr. Cochran’s resignation.

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

Dr. Louis F. Centofanti

Dr. Centofanti, the founder of the Company and a director of the Company since its inception in 1991, currently holds the position of EVP of Strategic Initiatives. Effective January 26, 2018, Dr. Centofanti was appointed to the position of President of PF Medical and is no longer a member of the Supervisory Board of PF Medical (a position he had held since June 2, 2015). From March 1996 to September 8, 2017 and from February 1991 to September 1995, Dr. Centofanti held the position of President and Chief Executive Officer (“CEO”) of the Company. Dr. Centofanti served as Chairman of the Board from the Company’s inception in February 1991 until December 16, 2014. In January 2015, Dr. Centofanti was appointed by the U.S Secretary of Commerce Penny Prizker to serve on the U.S. Department of Commerce’s Civil Nuclear Trade Advisory Committee (CINTAC). The CINTAC is composed of industry representatives from the civil nuclear industry and meets periodically throughout the year to discuss the critical trade issues facing the U.S. civil nuclear sector. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President (“SVP”) of USPCI, Inc., a large publicly-held hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981, he and Mark Zwecker founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB-contaminated oil. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

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

Joseph T. Grumski

Effective February 4, 2020, Mr. Grumski was unanimously elected by the Board as a director to fill the vacancy left by Mr. Cochran’s resignation effective October 18, 2019. Since May 2013, Mr. Grumski has been President and CEO and a board member of TAS Energy Inc. (“TAS”), a company that delivers efficient modular systems manufactured offsite and utilized in power, data centers, industrial and commercial applications. TAS has successfully managed over 400 projects in over 32 countries. From 1997 to February 2013, Mr. Grumski was employed with Science Applications International Corporation (“SAIC”) (NYSE: SAIC), a publicly-held company that provides government services and information technology support. During his employment with SAIC, Mr. Grumski held various senior management positions, including the positions of President of SAIC’s Energy, Environment & Infrastructure (“E2I”) commercial subsidiary and General Manager of the E2I Business Unit. SAIC’s E2I commercial subsidiary and Business Unit is comprised of approximately 5,200 employees performing over $1.1B of services for federal, commercial, utility and state customers. Mr. Grumski’s many accomplishments with SAIC included growing SAIC’s $300M federal environmental business to a top ranked, $1.1B business; receiving National Safety Council “Industry Leader” award in 2009; and receiving highest senior executive performance rating three years in a row. Mr. Grumski began his career with Gulf Oil Company and has progressed through senior level engineering, operations management, and program management positions with various companies, including Westinghouse Electric Corporation and Lockheed Martin, Inc. Mr. Grumski received a B.S. in Mechanical Engineering from The University of Pittsburgh and a M.S in Mechanical Engineering from West Virginia University.

Mr. Grumski has had an extensive career in solving and overseeing solutions to complex issues involving both domestic and international concerns. In addition, his extensive services to the government sector as well the commercial sector provide solid experience for the continuing growth of the Company’s Treatment and Services Segment. His extensive knowledge and problem-solving experiences enhance the Board’s ability to address significant challenges in the nuclear market, and led the Board to conclude that he should serve as s director.

Honorable Joe R. Reeder

Mr. Reeder, a director since 2003, is a principal shareholder in the law firm of Greenberg Traurig LLP, one of the nation’s largest U.S.-based law firms, with 41 offices and approximately 2,200 attorneys worldwide, and served as Shareholder-in-Charge of the Mid-Atlantic Region of the law firm from 1999 to 2008. Mr. Reeder’s clientele includes celebrities, sovereign nations, international corporations, and law firms. As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served three years as Chairman of the Panama Canal Commission’s Board, overseeing a multibillion-dollar infrastructure program. For the past 18 years, he has served on the Canal’s International Advisory Board. He has served on the boards of the National Defense Industry Association (“NDIA”), chairing NDIA’s Ethics Committee, the Armed Services YMCA, and many other private companies and charitable organizations. After successive 4-year appointments by Virginia Governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards, and ten years on the Board of Governors of United Service Organizations (USO). Mr. Reeder was appointed by Governor Terry McAuliffe to the Virginia Military Institute’s Board of Visitors (2014), and reappointed in 2018 by current Virginia Governor Ralph Northam. Mr. Reeder is also a television commentator on legal and national security issues. Among other corporate positions, he has been a director since September 2005 for ELBIT Systems of America, LLC, a subsidiary of Elbit Systems Ltd. (NASDAQ: ESLT), that provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder served on the Washington First Bank board from 2004 to 2017, and, since January 2018, has served on the board of Sandy Spring Bancorp, Inc. (NASDAQ: SASR), and, since April 2018, its Audit Committee.

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

Mr. Larry M. Shelton

Mr. Shelton, a director since July 2006, has also held the position of Chairman of the Board of the Company since December 16, 2014. Mr. Shelton served as the Chief Financial Officer (“CFO”) of S K Hart Management, LLC, a private investment management company (“S K Hart Management”), from 1999 until August 31, 2018, when he resigned from his duties as CFO to pursue personal interests. Mr. Shelton remains an employee of and provides advisory services to S K Hart Management. Mr. Shelton served as President of Pony Express Land Development, Inc. (an affiliate of SK Hart Management), a privately held land development company, from January 2013 to until August 2017, and has served on its board since December 2005. In March 2012, he was appointed Director and CFO of S K Hart Ranches (PTY) Ltd, a private South African Company involved in agriculture. Mr. Shelton served as a member of the Supervisory Board of PF Medical from April 2014 to December 2016. Mr. Shelton has over 19 years of experience as an executive financial officer for several waste management companies, including as CFO of Envirocare of Utah, Inc. (now EnergySolutions, Inc. (1995–1999)), a privately held nuclear waste services company, and as CFO of USPCI, Inc. (1982–1987), then a NYSE- listed public company engaged in the hazardous waste business. Since July 1989, Mr. Shelton has served on the board of Subsurface Technologies, Inc., a privately held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development. Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

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

Honorable Zach P. Wamp

Mr. Wamp, a director since January 2018, is currently the President of Zach Wamp Consulting, a position he has held since 2011. As the President and owner of Zach Wamp Consulting, he has served some of the most prominent companies from Silicon Valley to Wall Street as a business development consultant and advisor. From September 2013 to November 2017, Mr. Wamp chaired the Board of Directors for Chicago Bridge and Iron Federal Services, LLC (a subsidiary of Chicago Bridge & Iron Company, NYSE: CBI, which provides critical services primarily to the U.S. government). From January 1995 to January 2011, Mr. Wamp served as a member of the U.S. House of Representatives from Tennessee’s 3rd Congressional District. His district included the Oak Ridge National Laboratory, with strong science and research missions from energy to homeland security. Among his many accomplishments, which included various leadership roles in the advancement of education and science, Mr. Wamp was instrumental in the formation and success of the Tennessee Valley Technology Corridor, which created thousands of jobs for Tennesseans in the areas of high-tech research, development, and manufacturing. During his career in the political arena, Mr. Wamp served on several prominent subcommittees during his 14 years on the House Appropriations Committee, including serving as a “ranking member” of the Subcommittee on Military Construction and Veterans Affairs and Related Agencies. Mr. Wamp has been a regular panelist on numerous media outlets and has been featured in a number of national publications effectively articulating sound social and economic policy. Mr. Wamp’s business career has also included work in the real estate sector for a number of years as a licensed industrial-commercial real estate broker where he was named Chattanooga’s Small Business Person of the Year. He is a founding partner in Learning Blade, the nation’s premiere STEM education platform, which is now operating at some level in 28 states.

Mr. Wamp has an extensive career in solving and overseeing solutions to complex issues involving domestic concerns. In addition, his wide-ranging career, particularly with respect to his government-related work, provides solid experience for the continuing growth of the Company’s Treatment and Services Segments. His extensive knowledge and problem-solving expertise enhance the Board’s ability to address significant challenges in the nuclear market, and led the Board to conclude that he should serve as a director.

Mr. Mark A. Zwecker

Mark Zwecker, a director since the Company’s inception in January 1991, previously served as the CFO and a board member for JCI US Inc. from 2013 until his retirement on December 31, 2019. JCI US Inc. is a telecommunications company and wholly-owned subsidiary of Japan Communications, Inc. (Tokyo Stock Exchange (Securities Code: 9424)), which provides cellular service for M2M (machine to machine) applications. From 2006 to 2013, Mr. Zwecker served as Director of Finance for Communications Security and Compliance Technologies, Inc., a wholly-owned subsidiary of JCI US Inc. that develops security software products for the mobile workforce. From 1997 to 2006, Mr. Zwecker served as President of ACI Technology, LLC, an IT services provider, and from 1986 to 1998, he served as Vice President of Finance and Administration for American Combustion, Inc., a combustion technology solutions provider. In 1983, with Dr. Centofanti, Mr. Zwecker co-founded a start-up, PPM, Inc., a hazardous waste management company. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

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

Mr. Mark Zwecker, a current member of our Board, continues to serve as the Independent Lead Director, a position he has held since February 2010. The Lead Director’s role includes:

●	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
●	acting as liaison between directors, committee chairs and management;
●	serving as information sources for directors and management; and
●	carrying out such responsibilities as the Board may delegate from time to time.

AUDIT COMMITTEE

We have a separately designated standing Audit Committee of our Board established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark A. Zwecker (Chairperson), Larry M. Shelton, and Zach Wamp, who replaced Stanley Robert Cochran as a member of the Audit Committee effective October 18, 2019 upon Mr. Cochran’s resignation from the Board effective on such date.

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

COMPENSATION AND STOCK OPTION COMMITTEE

The Compensation and Stock Option Committee (“Compensation Committee”) reviews and recommends to the Board the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Compensation Committee also administers the Company’s stock option plans. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement. It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. No compensation consultant was employed during 2019. Members of the Compensation Committee are Larry M. Shelton (Chairperson), Joe R. Reeder, and Mark A. Zwecker. None of the members of the Compensation Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable Commission regulations.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

We have a separately-designated standing Corporate Governance and Nominating Committee (“Nominating Committee”). Members of the Nominating Committee are Joe R. Reeder (Chairperson), Zach P. Wamp, and Larry M. Shelton, who replaced Stanley Robert Cochran as a member of the Nominating Committee effective October 18, 2019 upon Mr. Cochran’s resignation from the Board. All members of the Nominating Committee are and were “independent” as that term is defined by current NASDAQ listing standards.

The Nominating Committee recommends to the Board candidates to fill vacancies on the Board and the nominees for election as the directors at each annual meeting of stockholders. In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate. The Company’s Amended and Restated Bylaws, as amended (the “Bylaws”), sets forth certain minimum director qualifications to qualify for nomination for elections as a Director. To qualify for nomination or election as a director, an individual must:

●	be an individual at least 21 years of age who is not under legal disability;
●	have the ability to be present, in person, at all regular and special meetings of the Board;

●	not serve on the boards of more than three other publicly held companies;
●	satisfy the director qualification requirements of all environmental and nuclear commissions, boards or similar regulatory or law enforcement authorities to which the Corporation is subject so as not to cause the Corporation to fail to satisfy any of the licensing requirements imposed by any such authority;
●	not be affiliated with, employed by or a representative of, or have or acquire a material personal involvement with, or material financial interest in, any “Business Competitor” (as defined in the Bylaws);
●	not have been convicted of a felony or of any misdemeanor involving moral turpitude; and
●	have been nominated for election to the Board in accordance with the terms of the Bylaws.

In addition to the minimum director qualifications mentioned above, each candidate’s qualifications are also reviewed to include:

●	standards of integrity, personal ethics and value, commitment, and independence of thought and judgment;
●	ability to represent the interests of the Company’s stockholders;
●	ability to dedicate sufficient time, energy and attention to fulfill the requirements of the position; and
●	diversity of skills and experience with respect to accounting and finance, management and leadership, business acumen, vision and strategy, charitable causes, business operations, and industry knowledge.

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

STRATEGIC ADVISORY COMMITTEE

We have a separately designated Strategic Advisory Committee (the “Strategic Committee”). The primary functions of the Strategic Committee are to investigate and evaluate strategic alternatives available to the Company and to work with management on long-range strategic planning and identification of potential new business opportunities. The members of the Strategic Advisory Committee are Dr. Louis Centofanti (who became a member and Chairperson of the committee to replace Stanley Robert Cochran, who resigned as a board member effective October 18, 2019), Joe R. Reeder, Mark A. Zwecker, and Larry M. Shelton. The Strategic Advisory Committee does not have a charter.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Mr. Mark Duff	57	President and CEO
Mr. Ben Naccarato	57	CFO, EVP, and Secretary; CFO of PF Medical
Dr. Louis Centofanti	76	EVP of Strategic Initiatives; President of PF Medical
Mr. Andrew Lombardo	60	EVP of Nuclear and Technical Services, Supervisory Board of PF Medical

Mr. Mark Duff

Mr. Mark Duff was appointed President and CEO by the Company’s Board on September 8, 2017, succeeding Dr. Louis Centofanti. In September 2016, Mr. Duff was named as the Chief Operating Officer (“COO”) of the Company and continued to serve as EVP of the Company, a position he had held since joining the Company in June 2016. Mr. Duff has over 30 years of management and technical experience in the U.S Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”) environmental and construction markets as a corporate officer, senior project manager, co-founder of a consulting firm, and federal employee. For the immediate five years prior to joining the Company in June 2016, Mr. Duff was responsible for the successful completion of over 70 performance-based projects at the Paducah Gaseous Diffusion Plant (“PGDP”) in Paducah, KY. At the PGDP, he served as the Project Manager for the Paducah Remediation Contract, which was a five-year project with a total value of $458 million. Prior to the PGDP project, Mr. Duff was a senior manager supporting Babcock and Wilcox (“B&W”), leading several programs that included building teams to solve complex technical problems. These programs included implementation of the American Recovery and Reinvestment Act (“ARRA”) at the DOE Y-12 facility with a $245 million budget for new cleanup projects completed over a two-year period. During this period, Mr. Duff served as project manager leading a team of senior experts in support of Toshiba Corporation in Tokyo, Japan to integrate United States technology in the recovery of the Fukushima Daiichi Nuclear Reactor disaster. Prior to joining B&W, Mr. Duff served as the president of Safety and Ecology Corporation (“SEC”). As President of SEC, he helped grow the company from $50 million to $80 million in annual revenues with significant growth in infrastructure, marketing, and client diversification. Mr. Duff has an MBA from the University of Phoenix and received his B.S. from the University of Alabama.

Mr. Ben Naccarato

Mr. Naccarato has served as the Company’s CFO since February 26, 2009. On January 16, 2020, the Company’s Board, with the approval of the Compensation Committee, promoted Mr. Naccarato to EVP and CFO from Vice President and CFO. Mr. Naccarato joined the Company in September 2004 and served as Vice President, Finance of the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer. Since July 2015 and December 2015, Mr. Naccarato has served as the CFO of PF Medical and a member of the Management Board of PF Medical, respectively. Mr. Naccarato has over 30 years of experience in senior financial positions in the waste management and used oil industries. From December 2002 to September 2004, Mr. Naccarato was the CFO of a privately held company in the fuel distribution and used waste oil industry. Mr. Naccarato is a graduate of University of Toronto with a Bachelor of Commerce and Finance Degree and is a Chartered Professional Accountant, Certified Management Accountant (CPA, CMA).

Dr. Louis Centofanti

See “Director – Dr. Louis F. Centofanti” in this section for information on Dr. Centofanti.

Andrew (“Andy”) Lombardo

On January 16, 2020, the Company’s Board elected Mr. Lombardo to the position of EVP of Nuclear and Technical Services and an executive officer of the Company. Since joining the Company in 2011, Mr. Lombardo has held various positions within the Company’s Services Segment, including Senior Vice President of Nuclear and Technical Services. Since May 2, 2019, Mr. Lombardo has served as a member of the Supervisory Board of PF Medical.

Mr. Lombardo, a Certified Health Physicist (“CHP”), has over 35 years of management and technical experience in the commercial nuclear reactor market, and the DOE and DOD environmental and construction markets as a senior director, senior project manager, senior CHP and chemist. Prior to joining the Company, Mr. Lombardo held the position of Vice President of Technical Services for Safety and Ecology Corporation (“SEC”), a subsidiary of a publicly traded environmental services company, prior to the acquisition of SEC by the Company in 2011. In his positions with both the Company and SEC, Mr. Lombardo procured and performed greater than $20M a year in health physics and radioactive material management projects across the DOE and DOD complex while managing a professional staff of engineers and health physicists and an instrumentation laboratory. Prior to his employment with the Company and SEC, he managed decommissioning projects for two engineering firms which included the successful deployment of soil segregation technology, resulting in client savings of more than $100M in transportation and disposal costs. During this time, he developed an expertise characterizing and managing naturally occurring radioactive material (“NORM”) and technologically enhanced NORM (“TENORM”) waste streams across multiple industries including oil and gas exploration and production. As a result of his expertise, he was recently appointed to the National Council on Radiation Protection and Measurement Committee to provide a commentary on the generation and disposal of TENORM waste. Mr. Lombardo began his career as a chemist and health physicist for the Duquesne Light Company at two commercial reactor sites and one joint DOE/Naval Reactors Duquesne Light test reactor in Shippingport, PA. Mr. Lombardo is certified in comprehensive practice of health physics, and has a M.S. degree in Health Physics from the University of Pittsburgh and a B.S. in Natural Sciences from Indiana University of Pennsylvania.

Certain Relationships

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2019 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

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

Summary Compensation

The following table summarizes the total compensation paid or earned by each of the named executive officers (“NEOs”) for the fiscal years ended December 31, 2019 and 2018 and includes Mr. Andrew Lombardo, who became an executive officer of the Company, effective January 16, 2020.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($)	($) (2)	($) (3)	($) (4)	($)

Mark Duff	2019	287,000	—	35,564	110,699	29,680	462,943
President and CEO	2018	275,125	—	—	—	29,555	304,680

Ben Naccarato	2019	235,231	—	21,338	81,070	40,861	378,500
EVP and CFO	2018	229,494	—	—	—	40,732	270,226

Dr. Louis Centofanti	2019	228,985	—	21,338	78,918	32,264	361,505
EVP of Strategic Initiatives	2018	223,400	—	—	—	32,177	255,577

Andy Lombardo (1)	2019	258,662	—	14,225	89,147	5,168	367,202
EVP of Nuclear & Technical Services	2018	252,353	—	—	—	5,047	257,400

(1)	On January 16, 2020, the Board elected Mr. Lombardo to the position of EVP of Nuclear and Technical Services and an executive officer of the Company. Previously Mr. Lombardo held the position of Senior Vice President (“SVP”) of Nuclear and Technical Services (within the Services Segment). The information as noted in the table above reflects compensation for Mr. Lombardo as SVP of Nuclear and Technical Services.

(2)	Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation.” Assumptions used in the calculation of this amount are included in “Note 6 – Capital Stock, Stock Plans, Warrants and Stock Based Compensation” to “Notes to Consolidated Financial Statement.”

(3)	Represents performance compensation earned under the Company’s Management Incentive Plan (“MIP”). As discussed above, Mr. Lombardo was named an executive officer of the Company effective January 16, 2020. The MIP for each individual in the table is described under the heading “2019 MIPs” which includes Mr. Lombardo’s MIP as the SVP of Nuclear and Technical Services, prior to his election as an executive officer by the Board. Mr. Lombardo’s MIP as SVP of Nuclear and Technical Services was subject to the approval of the CEO. No compensation was earned by any NEO under his respective MIP for 2018. Mr. Lombardo also did not earn any compensation under his MIP for 2018 as the SVP of Nuclear and Technical Services. Compensation earned under the 2019 MIP is to be paid on or about 90 days after year-end, or upon finalization of the Company’s audited financial statement for 2019.

(4)	The amount shown includes a monthly automobile allowance of $750, insurance premiums (health, disability and life) paid by the Company on behalf of the executive, and 401(k) matching contributions.

	Insurance	Auto
Name	Premium	Allowance	401(k) match	Total
Mark Duff	$14,430	$9,000	$6,250	$29,680
Ben Naccarato	$27,109	$9,000	$4,752	$40,861
Dr. Louis Centofanti	$18,687	$9,000	$4,577	$32,264
Andy Lombardo	$—	$—	$5,168	$5,168

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end and also includes Mr. Andy Lombardo, who was named a NEO effective January 16, 2020 as discussed previously.

Outstanding Equity Awards at December 31, 2019

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Mark Duff	50,000		—	(2)	—	3.97	5/15/2022
	40,000	(3)	60,000	(3)	—	3.65	7/27/2023
	—	(4)	25,000	(4)		3.15	1/17/2025

Ben Naccarato	20,000	(3)	30,000	(3)	—	3.65	7/27/2023
	—	(4)	15,000	(4)		3.15	1/17/2025

Dr. Louis Centofanti	20,000	(3)	30,000	(3)	—	3.65	7/27/2023
	—	(4)	15,000	(4)		3.15	1/17/2025

Andy Lombardo	—	(5)	12,000	(5)	—	3.60	10/19/2023
	—	(4)	10,000	(4)		3.15	1/17/2025

(1)	Pursuant to each of the NEO’s employment agreements with the Company for Dr. Centofanti, Ben Naccarato, and Mark Duff, each dated September 9, 2017, in the event of a change in control, death of the executive officer, the executive officer terminates his employment for “good reason” or the executive officer is terminated by the Company without cause, each outstanding option and award shall immediately become exercisable in full (see “Employment Agreements” below for further discussion of the exercisability terms of the option under these events). In the case of options held by Mr. Lombardo, vesting of option awards ceases upon termination of employment and exercise right of the vested options amount ceases upon three months from termination of employment except in the case of retirement (subject to a six-month limitation), disability (subject to a one-year limitation), and death (subject to a six-month limitation by personal representative) pursuant to the stock option plans.

(2)	Incentive stock option granted on May 15, 2016 under the Company’s 2010 Stock Option Plan. The option has a contractual term of six years with one-third yearly vesting over a three-year period.

(3)	Incentive stock option granted on July 27, 2017 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

(4)	Incentive stock option granted on January 17, 2019 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

(5)	Incentive stock option granted on October 19, 2017 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

Option Exercise

None of the Company’s NEOs exercised options during 2019. As discussed above, Mr. Lombardo was named an executive officer of the Company effective January 16, 2020. The table below reflects options exercised by Mr. Lombardo in 2019 as the SVP of Nuclear and Technical Services, prior to his election as an executive officer by the Board.

	Number of Shares	Value
Name	Acquired on Exercise (#)	Realized on Exercise ($) (1)
Andy Lombardo	18,000	$50,800

(1)	Realized value determined based on the difference between (a) the total proceeds received by the Company from the exercise of options for the purchase of 10,000 shares of the Company’s Common Stock at $5.00 per share and the exercise of options for the purchase of 8,000 shares of the Company’s Common Stock at $3.60 per share, and (b) the market value ($7.20 per share) of the 18,000 shares of the Company’s Common Stock acquired by Mr. Lombardo on the date of the exercise of the options.

Employment Agreements

Each of Messrs. Duff, Centofanti and Naccarato have entered into employment agreements with the Company (each, an “Employment Agreement” and collectively, the “Employment Agreements”), effective September 8, 2017, with annual base salaries of $267,000, $223,400, and $229,494, respectively. Each annual base salary is subject to adjustment as determined by the Compensation Committee. In addition, each of these executive officers is entitled to participate in the Company’s broad-based benefits plans and to certain performance compensation payable under separate MIPs as approved by the Company’s Compensation Committee and Board. The Company’s Compensation Committee and the Board approved individual 2019 MIPs on January 17, 2019 (which were effective January 1, 2019 and applicable for year 2019) for each of Mark Duff, Dr. Louis Centofanti, and Ben Naccarato (see discussion of the 2019 MIPs below under “2019 MIPs”).

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

If the executive officer terminates his employment for “good reason” (as defined in the agreements) or is terminated by the Company without cause (including any such termination for “good reason” or without cause within 24 months after a Change in Control (as defined in the agreement)), the Company will pay the executive officer the Accrued Amounts, two years of full base salary, and two times the performance compensation (under the MIP) earned with respect to the fiscal year immediately preceding the date of termination provided the performance compensation earned with respect to the fiscal year immediately preceding the date of termination has not been paid. If performance compensation earned with respect to the fiscal year immediately preceding the date of termination has been made to the executive officer, the executive officer will be paid an additional year of the performance compensation earned with respect to the fiscal year immediately preceding the date of termination. If the executive terminates his employment for a reason other than for good reason, the Company will pay to the executive an amount equal to the Accrued Amounts plus any performance compensation payable pursuant to the MIP.

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

Potential Payments

The following table sets forth the potential (estimated) payments and benefits to which certain of our NEOs - Mark Duff, Ben Naccarato, and Dr. Centofanti - would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each of their respective employment agreements with the Company, assuming each circumstance described below occurred on December 31, 2019, the last day of our fiscal year.

							By Executive for
							Good Reason or by
Name and Principal Position	Disability/						Company Without		Change in Control of the
Potential Payment/Benefit	Retirement		For Cause		Death		Cause		Company

Mark Duff
President and CEO
Accrued Amounts	$15,454	(6)	$15,454	(6)	$15,454	(6)	$589,454	(1)	$589,454	(1)
Performance compensation	$110,699	(2)	$110,699	(2)	$110,699	(2)	$221,398	(3)	$221,398	(3)
Stock Options	$474,500	(5)	$474,500	(5)	$950,250	(5)	$950,250	(4)	$950,250	(4)

Ben Naccarato
EVP and CFO
Accrued Amounts	$38,225	(6)	$38,225	(6)	$38,225	(6)	$508,687	(1)	$508,687	(1)
Performance compensation	$81,070	(2)	$81,070	(2)	$81,070	(2)	$162,140	(3)	$162,140	(3)
Stock Options	$109,000	(5)	$109,000	(5)	$361,750	(5)	$361,750	(4)	$361,750	(4)

Dr. Louis Centofanti
EVP of Strategic Initiatives
Accrued Amounts	$168,987	(6)	$168,987	(6)	$168,987	(6)	$626,957	(1)	$626,957	(1)
Performance compensation	$78,918	(2)	$78,918	(2)	$78,918	(2)	$157,836	(3)	$157,836	(3)
Stock Options	$109,000	(5)	$109,000	(5)	$361,750	(5)	$361,750	(4)	$361,750	(4)

(1)	Represents two times the base salary of NEO at December 31, 2019 plus “Accrued Amounts” noted in footnote (6) below.

(2)	Represents performance compensation earned for fiscal year 2019 (see “2019 MIPs” below). Pursuant to the MIP, performance compensation is to be paid about 90 days after fiscal year-end, or sooner based on final Form 10-K filing.

(3)	Represents two times the performance compensation earned for fiscal year 2019 (see “2019 MIPs” below). Pursuant to the MIP, performance compensation is to be paid about 90 days after fiscal year-end, or sooner based on final Form 10-K filing.

(4)	Benefit is calculated based on the difference between the exercise price of each option and the market value of the Company’s Common Stock per share (as reported on the NASDAQ) at December 31, 2019 times the number of options outstanding at December 31, 2019.

(5)	Benefit is calculated based on the difference between the exercise price of each option and the market value of the Company’s Common Stock per share (as reported on the NASDAQ) at December 31, 2019 times the number of options vested at December 31, 2019.

(6)	Represents accrued base salary earned for 2019 but paid in 2020, as well as accrued unused vacation/sick time and benefits (defined as “Accrued Amount” per the employment agreement).

2019 Executive Compensation Components

For the fiscal year ended December 31, 2019, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites.

Based on the amounts set forth in the Summary Compensation table, during 2019, salary accounted for approximately 62.4% of the total compensation of our NEOs (excluding Mr. Lombardo, who was named an executive officer effective January 16, 2020), while equity option awards, MIP compensation, and other compensation accounted for approximately 37.6% of the total compensation of the NEOs.

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

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit-based salary increases for executives are based on the Compensation Committee’s assessment of the individual’s performance. The base salary and potential annual base salary adjustments for the NEOs are set forth in their respective employment agreements. On January 16, 2020, the Compensation Committee and the Board approved a base salary increase for the following individuals which became effective January 1, 2020: (a) approximately $57,400 increase from $287,000 to $344,400 for Mark Duff, CEO and President; (b) approximately $44,769 increase from $235,231 to $280,000 for Ben Naccarato who was named EVP and CFO from VP and CFO; and (c) approximately $21,338 increase from $258,662 to $280,000 for Andy Lombardo, who was appointed to EVP of Nuclear and Technical Services from SVP of Nuclear and Technical Services and named an executive officer of the Company, effective January 16, 2020. Lou Centofanti, EVP of Strategic Initiatives, was approved a base salary increase of 1.9%, effective January 1, 2020 (from $228,985 to $233,336).

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

2019 MIPs

On January 17, 2019, the Board and the Compensation Committee approved individual MIP for our CEO, CFO and EVP of Strategic Initiatives. The MIPs were effective January 1, 2019 and applicable for fiscal 2019. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2019 annual base salary. The potential target performance compensation for fiscal 2019 ranged from 5% to 150% of the base salary for the CEO ($14,350 to $430,500), 5% to 100% of the base salary for the CFO ($11,762 to $235,231) and 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,449 to $228,985).

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

The following describes the principal terms of each 2019 MIP as approved on January 17, 2019:

CEO MIP:

The performance compensation plan for the CEO for fiscal 2019 was based upon meeting corporate revenue, EBITDA (earnings before interest, taxes, depreciation and amortization), health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2019, all with respect to continuing operations (excluding PF Medical). The Compensation Committee believes performance compensation payable under each of the 2019 MIPs as discussed herein and below should be based on achievement of an EBITDA target, which excludes certain non-cash items, as this target provides a better indicator of operating performance. However, EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”). At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the 2019 base salary, weighted 60% based on EBITDA goal, 10% on the revenue goal, and 15% on the number of health and safety claim incidents that occurred during fiscal 2019, with the remaining 15% based on the number of notices alleging environmental, health or safety violations under the Company’s permits or licenses that occurred during fiscal 2019. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation was payable at 75% to 150% of the CEO’s 2019 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on the Board-approved revenue target and EBITDA target. The 2019 target performance incentive compensation for the CEO was as follows:

Annualized Base Pay:	$287,000
Performance Incentive Compensation Target (at 100% of Plan):	$143,500
Total Annual Target Compensation (at 100% of Plan):	$430,500

Perma-Fix Environmental Services, Inc.

2019 Management Incentive Plan

CEO MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,435	$7,175	$14,350	$24,600	$34,850	$55,350

EBITDA (2)	-	8,609	43,049	86,100	147,600	209,100	332,100

Health & Safety (3) (5)	-	2,153	10,763	21,525	21,525	21,525	21,525

Permit & License Violations (4) (5)	-	2,153	10,763	21,525	21,525	21,525	21,525
	$-	$14,350	$71,750	$143,500	$215,250	$287,000	$430,500

1)	Revenue was defined as the total consolidated third-party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s 2019 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $63,124,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2019, which was $6,777,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds was established for the annual incentive compensation plan calculation for 2019.

Work Comp. Claim Number	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

4)	Permits or license incentive was earned/determined according to the scale set forth below: An “official notice of non-compliance” was defined as an official communication during 2019 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA target was achieved.

CFO MIP:

The performance compensation plan for the CFO for fiscal 2019 was based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2019, all with respect to continuing operations (excluding PF Medical). At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the CFO’s 2019 base salary, weighted 75% based on EBITDA goal, 10% on the revenue goal, 7.5% on the number of health and safety claim incidents that occurred during fiscal 2019, and the remaining 7.5% on the number of notices alleging environmental, health or safety violations under the Company’s permits or licenses that occurred during fiscal 2019. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the CFO’s 2019 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on the Board-approved revenue target and EBITDA target. The 2019 target performance incentive compensation for the CFO was as follows:

Annualized Base Pay:	$235,231
Performance Incentive Compensation Target (at 100% of Plan):	$117,616
Total Annual Target Compensation (at 100% of Plan):	$352,847

Perma-Fix Environmental Services, Inc.

2019 Management Incentive Plan

CFO MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,175	$5,881	$11,762	$19,323	$26,043	$31,084

EBITDA (2)	-	8,821	44,105	88,212	115,935	156,261	186,505

Health & Safety (3) (5)	-	883	4,411	8,821	8,821	8,821	8,821

Permit & License Violations (4) (5)	-	883	4,411	8,821	8,821	8,821	8,821
	$-	$11,762	$58,808	$117,616	$152,900	$199,946	$235,231

1)	Revenue was defined as the total consolidated third-party top line revenue from continuing operations (excluding Medical) as publicly reported in the Company’s 2019 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $63,124,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2019, which was $6,777,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds was established for the annual incentive compensation plan calculation for 2019.

Work Comp. Claim Number	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

4)	Permits or license incentive was earned/determined according to the scale set forth below: An “official notice of non-compliance” was defined as an official communication during 2019 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA target was achieved.

EVP of Strategic Initiatives MIP:

The performance compensation plan for the EVP of Strategic Initiatives for fiscal 2019 was based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2019, all with respect to continuing operations (excluding PF Medical). At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the 2019 base salary, weighted 75% based on EBITDA goal, 10% on revenue goal, and 7.5% on the number of health and safety claim incidents that occurred during fiscal 2019, with the remaining 7.5% based on the number of notices alleging environmental, health or safety violations under the Company’s permits or licenses that occurred during fiscal 2019. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the EVP of Strategic Initiative’s 2019 base salary. based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on the Board-approved revenue target and EBITDA target. The 2019 target performance incentive compensation for the EVP of Strategic Initiatives was as follows:

Annualized Base Pay:	$228,985
Performance Incentive Compensation Target (at 100% of Plan):	$114,493
Total Annual Target Compensation (at 100% of Plan):	$343,478

Perma-Fix Environmental Services, Inc.

2019 Management Incentive Plan

EVP OF STRATEGIC INITIATIVES MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,145	$5,725	$11,449	$18,809	$25,352	$30,259

EBITDA (2)	-	8,586	42,935	85,870	112,857	152,111	181,552

Health & Safety (3) (5)	-	859	4,293	8,587	8,587	8,587	8,587

Permit & License Violations (4) (5)	-	859	4,293	8,587	8,587	8,587	8,587
	$-	$11,449	$57,246	$114,493	$148,841	$194,637	$228,985

1)	Revenue was defined as the total consolidated third-party top line revenue from continuing operations (excluding PF Medical) as publicly reported in the Company’s 2019 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board-approved revenue target from continuing operations, which was $63,124,000. The Board reserved the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations (excluding PF Medical). The percentage achieved was determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2019, which was $6,777,000. The Board reserved the right to modify or change the EBITDA targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The health and safety incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds was established for the annual incentive compensation plan calculation for 2019.

Work Comp. Claim Number	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150+

4)	Permits or license incentive was earned/determined according to the scale set forth below: An “official notice of non-compliance” was defined as an official communication during 2019 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Payable Under Column
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation was payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA target was achieved.

The below reflects the 2019 MIP for Mr. Lombardo, who, as previously discussed, was elected to EVP of Nuclear and Technical Services and an executive officer of the Company effective January 16, 2020. Mr. Lombardo’s MIP for 2019 as SVP of Nuclear and Technical Services (prior to named an executive officer) was only subject to the approval of Mark Duff, CEO and President.

SVP of Nuclear and Technical Services MIP:

The performance compensation plan for the SVP of Nuclear and Technical Services for fiscal 2019 was based upon meeting corporate revenue, EBITDA, health and safety compliance, and cost performance index (“CPI”) metric (for project performance evaluation) objectives for fiscal 2019, all with respect to continuing operations (excluding PF Medical). At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation was payable at 5% to 50% of the 2019 base salary, weighted 75% based on the EBITDA goal, 10% on the revenue goal, and 7.5% on the number of health and safety claim incidents that occurred during fiscal 2019, with the remaining 7.5% based on CPI metric goals. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation was payable at 65% to 100% of the SVP of Nuclear and Technical Services’ 2019 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components was based on the Board-approved revenue target and EBITDA target. The 2019 target performance incentive compensation for the SVP of Nuclear and Technical Services was as follows:

Annualized Base Pay:	$258,662
Performance Incentive Compensation Target (at 100% of Plan):	$129,331
Total Annual Target Compensation (at 100% of Plan):	$387,993

Perma-Fix Environmental Serivces, Inc.

2019 Management Incentive Plan

SVP OF NUCLEAR & TECHNICAL SERVICES MIP MATRIX

		Performance Target Achieved
	Weights	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)		$-	$1,292	$6,466	$12,933	$21,247	$28,638	$34,180

EBITDA (2)		-	9,700	48,500	96,998	127,483	171,825	205,082

Health & Safety (3) (5)		-	970	4,850	9,700	9,700	9,700	9,700

Cost Performance Incentive (4) (5)		-	970	4,850	9,700	9,700	9,700	9,700
		$-	$12,933	$64,666	$129,331	$168,130	$219,863	$258,662

1)	Revenue was defined as the total consolidated third-party top line revenue from continuing operations (excluding PF Medical for 2019) as publicly reported in the Company’s 2019 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue from continuing operations to the Board approved Revenue Target from continuing operations, which was $63,124,000. The Board reserved the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing operations, excluding PF Medical. The percentage achieved was determined by comparing the actual EBITDA to the Board approved EBITDA Target for 2019, which was $6,777,000. The Board reserved the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents in the Company’s Services Segment, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds was established for the annual Incentive Compensation Plan calculation for 2019.

Work Comp. Claim Number	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%)

4)	Cost Performance incentive was earned/determined by maintaining project performance metrics for all Firm Fixed Price task orders and projects to include monitoring Cost Performance Index (CPI) based on recognized earned value calculations. As defined through monthly project reviews, all CPI metrics should exceed 1.0 for Nuclear Services Projects. A cumulative CPI (CCPI) was calculated from all fixed cost contracts. The following CCPI and corresponding Performance Target Thresholds were established for annual incentive compensation plan calculation for 2019.

CPI (if CCPI is)	Performance Target Achieved
<.0.60	(n/a)
0.60-0.74	60%-74%
0.75-0.89	75%-89%
0.90-1.10	90%-110%
1.11-1.29	111%-129%
1.30-1.50	130%-150%
>1.50	>150%

5)	No performance incentive compensation was payable for achieving the health and safety, and CPI, and revenue targets unless a minimum of 60% of the EBITDA Target was achieved.

2019 MIP Targets

As discussed above, 2019 MIPs approved by the Board and the Compensation Committee for the CEO, CFO and EVP of Strategic Initiatives provide for the award of cash compensation based on achievement of performance targets which included revenue and EBITDA targets as approved by our Board. The 2019 MIP revenue target of $63,124,000 and EBITDA target of $6,777,000 were set by the Compensation Committee taking into account the Board-approved budget for 2019 as well as the committee’s expectations for performance that in its estimation would warrant payment of incentive cash compensation. In formulating the revenue target of $63,124,000, the Board considered 2018 results, economic conditions, and forecasts for 2019 government (U.S DOE) spending. The Compensation Committee believed the performance targets were likely to be achieved, but not assured. The 2019 MIP described above for the SVP of Technical and Nuclear Services also utilized the revenue and EBITDA as approved by our Board.

The following tables set forth the MIP compensation earned by the CEO, CFO, EVP of Strategic Initiatives for fiscal year 2019. Also included below is a table reflecting MIP compensation earned by the SVP of Nuclear and Technical Services for fiscal year 2019, who was elected to EVP of Nuclear and Technical Services and named an executive officer effective January 16, 2020.

CEO MIP:
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	111%-129%	$24,600
EBITDA	75%-89%	43,049
Health & Safety	130%-150%	21,525
Permit & License Violations	111%-129%	21,525
Total Performance Compensation		$110,699

CFO MIP:
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	111%-129%	$19,323
EBITDA	75%-89%	44,105
Health & Safety	130%-150%	8,821
Permit & License Violations	111%-129%	8,821
Total Performance Compensation		$81,070

EVP of Strategic Initiatives

	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	111%-129%	$18,809
EBITDA	75%-89%	42,935
Health & Safety	130%-150%	8,587
Permit & License Violations	111%-129%	8,587
Total Performance Compensation		$78,918

SVP of Nuclear and Technical Services

	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	111%-129%	$21,247
EBITDA	75%-89%	48,500
Health & Safety	130%-150%	9,700
CPI	90%-110%	9,700
Total Performance Compensation		$89,147

2020 MIPs

On January 16, 2020, the Board and the Compensation Committee approved individual MIPs for the CEO, CFO, EVP of Strategic Initiatives and EVP of Nuclear and Technical Services. The MIPs are effective January 1, 2020 and applicable for fiscal 2020. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2020 annual base salary. The potential target performance compensation ranges from 5% to 150% of the base salary for the CEO ($17,220 to $516,600), 5% to 100% of the base salary for the CFO ($14,000 to $280,000), 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,667 to $233,336) and 5% to 100% of the base salary for the EVP of Nuclear and Technical Services ($14,000 to $280,000).

Performance compensation, if any, is paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2020. The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total performance compensation paid to the CEO, CFO, EVP of Strategic Initiatives and EVP of Nuclear and Technical Services as a group is not to exceed 50% of the Company’s pre-tax net income computed prior to the calculation of performance compensation.

The following describes the principal terms of each 2020 MIP as approved on January 16, 2020:

CEO MIP:

CEO performance compensation for fiscal 2020 is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2020, all with respect to the Company’s operations. The Compensation Committee believes performance compensation payable under each of the 2020 MIPs as discussed herein and below should be based on achievement of an EBITDA target, which excludes certain non-cash items, as this target provides a better indicator of operating performance. However, EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under GAAP. At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the 2020 base salary, weighted 60% based on the EBITDA goal, 10% on the revenue goal, and 15% on the number of health and safety claim incidents that occur during fiscal 2020, with the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during the fiscal 2020. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation is payable at 75% to 150% of the CEO’s 2020 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on the Board-approved revenue target and EBITDA target. The 2020 target performance incentive compensation for the CEO is as follows:

Annualized Base Pay:	$344,400
Performance Incentive Compensation Target (at 100% of Plan):	$172,200
Total Annual Target Compensation (at 100% of Plan):	$516,600

Perma-Fix Environmental Serivces, Inc.

2020 Management Incentive Plan

CEO MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,722	$8,610	$17,220	$29,520	$41,820	$66,420

EBITDA (2)	-	10,332	51,660	103,320	177,120	250,920	398,520

Health & Safety (3) (5)	-	2,583	12,915	25,830	25,830	25,830	25,830

Permit & License Violations (4) (5)	-	2,583	12,915	25,830	25,830	25,830	25,830
	$-	$17,220	$86,100	$172,200	$258,300	$344,400	$516,600

1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2020 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2020 to the Board approved Revenue Target for 2020, which is $86,201,000. The Board reserves the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations, including PF Medical. The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA Target for 2020, which is $6,913,000. The Board reserves the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The Health and Safety Incentive Target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual Incentive Compensation Plan calculation for 2020.

Work Comp. Claim Number	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

4)	Permits or License Violations incentive is earned/determined according to the scale set forth below: An “official notice of non-compliance” is defined as an official communication during 2020 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA Target is achieved.

CFO MIP:

CFO performance compensation for fiscal 2020 is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2020, all with respect to the Company’s operations. At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the 2020 base salary, weighted 75% based on EBITDA goal, 10% on the revenue goal, and 7.5% on the number of health and safety claim incidents that occur during fiscal 2020, with the remaining 7.5% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during the fiscal 2020. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation is payable at 65% to 100% of the CFO’s 2020 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on the Board-approved revenue target and EBITDA target. The 2020 target performance incentive compensation for the CEO is as follows:

Annualized Base Pay:	$280,000
Performance Incentive Compensation Target (at 100% of Plan):	$140,000
Total Annual Target Compensation (at 100% of Plan):	$420,000

Perma-Fix Environmental Serivces, Inc.

2020 Management Incentive Plan

CFO MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,400	$7,000	$14,000	$23,000	$31,000	$37,000

EBITDA (2)	-	10,500	52,500	105,000	138,000	186,000	222,000

Health & Safety (3) (5)	-	1,050	5,250	10,500	10,500	10,500	10,500

Permit & License Violations (4) (5)	-	1,050	5,250	10,500	10,500	10,500	10,500
	$-	$14,000	$70,000	$140,000	$182,000	$238,000	$280,000

1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2020 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2020 to the Board approved Revenue Target for 2020, which is $86,201,000. The Board reserves the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations, including PF Medical. The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA Target for 2020, which is $6,913,000. The Board reserves the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The Health and Safety Incentive Target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual Incentive Compensation Plan calculation for 2020.

Work Comp. Claim Number	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

4)	Permits or License Violations incentive is earned/determined according to the scale set forth below: An “official notice of non-compliance” is defined as an official communication during 2020 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA Target is achieved.

EVP of Strategic Initiatives MIP:

The 2020 performance compensation plan for the EVP of Strategic Initiative is based upon meeting corporate revenue, EBITDA, health and safety, and environmental compliance (permit and license violations) objectives for fiscal 2020, all with respect to the Company’s operations. At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the 2020 base salary, weighted 75% based on EBITDA goal, 10% on revenue goal, and 7.5% on the number of health and safety claim incidents that occur during fiscal 2020, with the remaining 7.5% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during fiscal 2020. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation is payable at 65% to 100% of the EVP of Strategic Initiative’s 2020 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on the Board-approved revenue target and EBITDA target. The 2020 target performance incentive compensation for the EVP of Strategic Initiatives is as follows:

Annualized Base Pay:	$233,336
Performance Incentive Compensation Target (at 100% of Plan):	$116,668
Total Annual Target Compensation (at 100% of Plan):	$350,004

Perma-Fix Environmental Serivces, Inc.

2020 Management Incentive Plan

EVP OF STRATEGIC INITIATIVES MIP MATRIX

		Performance Target Achieved
	Weights	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)		$-	$1,167	$5,833	$11,667	$19,167	$25,834	$30,834

EBITDA (2)		-	8,750	43,751	87,501	115,001	155,002	185,002

Health & Safety (3) (5)		-	875	4,375	8,750	8,750	8,750	8,750

Permit & License Violations (4) (5)		-	875	4,375	8,750	8,750	8,750	8,750
		$-	$11,667	$58,334	$116,668	$151,668	$198,336	$233,336

1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2020 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2020 to the Board approved Revenue Target for 2020, which is $86,201,000. The Board reserves the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations, including PF Medical. The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA Target for 2020, which is $6,913,000. The Board reserves the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The Health and Safety Incentive Target is based upon the actual number of Worker’s Compensation Lost Time Accidents, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual Incentive Compensation Plan calculation for 2020.

Work Comp. Claim Number	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

4)	Permits or License Violations incentive is earned/determined according to the scale set forth below: An “official notice of non-compliance” is defined as an official communication during 2020 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s).

Permit and License Violations	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

5)	No performance incentive compensation will be payable for achieving the health and safety, permit and license violation, and revenue targets unless a minimum of 60% of the EBITDA Target is achieved.

EVP of Nuclear and Technical Services MIP:

The 2020 performance compensation plan for the EVP of Nuclear and Technical Services is based upon meeting corporate revenue, EBITDA, health and safety compliance, and cost performance index (“CPI”) (a metric used in measuring project performance) objectives for fiscal 2020, all with respect to the Company’s operations. At achievement of 60% to 110% of each of the revenue and EBITDA targets, the potential performance compensation is payable at 5% to 50% of the 2020 base salary, weighted 60% based on the EBITDA goal, 10% on the revenue goal, and 15% on the number of health and safety claim incidents that occur during fiscal 2020, with the remaining 15% on CPI metric goals. Upon achievement of 111% to 150%+ of each of the revenue and EBITDA targets, the potential performance compensation is payable at 65% to 100% of the SVP of Nuclear and Technical Services’ 2020 base salary, based on the four objectives noted above, with the payment of such performance compensation being weighted more heavily toward the EBITDA objective. Each of the revenue and EBITDA components is based on the Board-approved revenue target and the EBITDA target. The 2020 target performance incentive compensation for the EVP of Nuclear and Technical Services is as follows:

Annualized Base Pay:	$280,000
Performance Incentive Compensation Target (at 100% of Plan):	$140,000
Total Annual Target Compensation (at 100% of Plan):	$420,000

Perma-Fix Environmental Serivces, Inc.

2020 Management Incentive Plan

EVP OF NUCLEAR & TECHNICAL SERVICES MIP MATRIX

	Performance Target Achieved
	<60%	60%-74%	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (5)	$-	$1,400	$7,000	$14,000	$20,000	$28,000	$34,000

EBITDA (2)	-	8,400	42,000	84,000	120,000	168,000	204,000

Health & Safety (3) (5)	-	2,100	10,500	21,000	21,000	21,000	21,000

Cost Performance Incentive (4) (5)	-	2,100	10,500	21,000	21,000	21,000	21,000
	$-	$14,000	$70,000	$140,000	$182,000	$238,000	$280,000

1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2020 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2020 to the Board approved Revenue Target for 2020, which is $86,201,000. The Board reserves the right to modify or change the Revenue Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations, including PF Medical. The percentage achieved is determined by comparing the actual EBITDA to the Board approved EBITDA Target for 2020, which is $6,913,000. The Board reserves the right to modify or change the EBITDA Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

3)	The Health and Safety Incentive target is based upon the actual number of Worker’s Compensation Lost Time Accidents in the Company’s Services Segment, as provided by the Company’s Worker’s Compensation carrier. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding Performance Target Thresholds has been established for the annual Incentive Compensation Plan calculation for 2020.

Work Comp. Claim Number	Performance Target Achieved
4	60%-74%
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%)

4)	Cost Performance incentive is earned/determined by maintaining project performance metrics for all Firm Fixed Price task orders and projects to include monitoring Cost Performance Index (CPI) based on recognized earned value calculations. As defined through monthly project reviews, all CPI metrics should exceed 1.0 for Nuclear Services Projects. A cumulative CPI (CCPI) will be calculated from all fixed cost contracts. The following CCPI and corresponding Performance Target Thresholds have been established for annual incentive compensation plan calculation for 2020.

CPI (if CCPI is)	Performance Target Achieved
<.0.60	(n/a)
0.60-0.74	60%-74%
0.75-0.89	75%-89%
0.90-1.10	90%-110%
1.11-1.29	111%-129%
1.30-1.50	130%-150%
>1.50	>150%

5)	No performance incentive compensation will be payable for achieving the health and safety, and CPI, and revenue targets unless a minimum of 60% of the EBITDA Target is achieved.

2020 MIP Targets

As discussed above, 2020 MIPs approved by the Board and the Compensation Committee for the CEO, CFO, EVP of Strategic Initiatives and EVP of Nuclear and Technical Services provide for the award of cash compensation based on achievement of performance targets which include revenue and EBITDA targets as approved by our Board. The 2020 MIP revenue target of $86,201,000 and EBITDA target of $6,913,000 were set by the Compensation Committee taking into account the Board-approved budget for 2020 as well as the committee’s expectations for performance that in its estimation would warrant payment of incentive cash compensation. In formulating the revenue target of $86,201,000, the Board considered 2019 results, economic conditions, and forecasts for 2020 government (U.S DOE) spending. The Compensation Committee believes the performance targets are likely to be achieved, but not assured.

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

Stock option award levels are determined based on market data, vary among participants based on their positions with the Company and are granted generally at the Compensation Committee’s regularly scheduled July or August meeting. Newly hired or promoted executive officers who are eligible to receive options are generally awarded such options at the next regularly scheduled Compensation Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to or not less than the closing price of the Company’s Common Stock on the date of the grant as reported on the NASDAQ. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date.

The Company’s NEOs, including Andy Lombardo, who was elected to EVP of Nuclear and Technical Services and an executive officer of the Company effective January 16, 2020, have outstanding options from the Company’s Option Plans. See “Item 11 – Executive Compensation – Outstanding Equity Awards at Fiscal Year-End -Outstanding Equity Awards at December 31, 2019” for outstanding options for each of our NEOs.

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

Retirement and Other Benefits

401(k) Plan

The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, Apri1 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2019, the Company contributed approximately $395,000 in 401(k) matching funds, of which approximately $21,000 was for our NEOs (including Andy Lombardo, who was elected to EVP of Nuclear and Technical Services and an executive officer effective January 16, 2020) (see the “Summary Compensation” table in this section for 401(k) matching fund contributions made for the NEOs for 2019).

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

Consideration of Stockholder Say-On-Pay Advisory Vote.

At the Annual Meeting of Stockholders held on July 25, 2019, the Company’s stockholders voted, on a non-binding, advisory basis, on the compensation of the Company’s NEOs for 2018. A substantial majority (approximately 95%) of the total votes cast on the say-on-pay proposal at the Annual Meeting approved the compensation of the Company’s NEOs for 2018 on a non-binding, advisory basis. The Compensation Committee and the Board believes that this affirms the stockholders’ support of their approach to executive compensation. The Compensation Committee expects to continue to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for the Company’s NEOs. The Company will hold an advisory vote on the compensation of its NEOs for 2019 at the 2020 annual meeting of stockholders.

Compensation of Directors

Directors who are employees receive no additional compensation for serving on the Board or its committees. In 2019, the Company provided the following annual compensation to non-employee directors:

●	options to purchase 2,400 shares of Common Stock with each option having a 10-year term and being fully vested after six months from grant date;
●	a quarterly director fee of $8,000;
●	an additional quarterly fee of $5,500 and $7,500 to the Chairman of the Audit Committee and Chairman of the Board (non-employee), respectively; and
●	a fee of $1,000 for each board meeting attendance and a $500 fee for meeting attendance via conference call.

Each director may elect to have either 65% or 100% of such fees payable in Common Stock under the 2003 Outside Directors Stock Plan (“2003 Outside Directors Plan”), with the balance, if any, payable in cash.

Dr. Louis Centofanti, a current member of the Board, is not eligible to receive compensation for his service as a director of the Company as he is an employee of the Company (see “Summary Compensation” table in this section for Dr. Centofanti’s annual salary as an employee of the Company).

The table below summarizes the director compensation expenses recognized by the Company for the director options and stock awards (resulting from fees earned) for the year ended December 31, 2019. The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

S. Robert Cochran(4)	—	39,305	5,458	—	—	—	44,763
Joe R. Reeder	—	49,337	5,458	—	—	—	54,795
Larry M. Shelton	23,800	58,928	5,458	—	—	—	88,186
Zach P. Wamp	13,125	32,503	5,458	—	—	—	51,086
Mark A. Zwecker	20,825	51,567	5,458	—	—	—	77,850

(1)	Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth above represent the portion of the director’s fees paid in cash and exclude the value of the directors’ fee elected to be paid in Common Stock under the 2003 Outside Directors Plan, which values are included under “Stock Awards.”

(2)	The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the NASDAQ on the business day immediately preceding the date that the quarterly fee is due. Such shares are fully vested on the date of grant. The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares issuable under the award. The amount shown is the fair value of the Common Stock on the date of the award.

(3)	Options granted under the Company’s 2003 Outside Directors Plan resulting from re-election to the Board of Directors on July 25, 2019. Options are for a 10-year period with an exercise price of $3.31 per share and are fully vested in six months from grant date. The value of the option award for each outside director is calculated based on the fair value of the option per share (approximately $2.27) on the date of grant times the number of options granted, which was 2,400 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.” The following table reflects the aggregate number of outstanding non-qualified stock options held by the Company’s directors at December 31, 2019. As an employee of the Company or its subsidiaries, Dr. Centofanti is not eligible to participate in the 2003 Outside Directors Plan. Options reflected below for Dr. Centofanti were granted from the 2017 Stock Option Plan as discussed previously:

Options Outstanding at
Name	December 31, 2019
Dr. Louis Centofanti	65,000
Joe R. Reeder	24,000
Larry M. Shelton	24,000
Zach P. Wamp	10,800
Mark A. Zwecker	24,000
Total	147,800

(4)	Mr. Cochran resigned from the Board effective October 18, 2019.

2003 Outside Directors Plan

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders; therefore, under our 2003 Outside Directors Stock Plan, as amended (“2003 Outside Directors Plan”), each outside director is granted a 10-year option to purchase up to 6,000 shares of Common Stock on the date such director is initially elected to the Board, and receives on each re-election date an option to purchase up to another 2,400 shares of our Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date. No option granted under the 2003 Outside Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. At December 31, 2019, options to purchase 136,000 shares of Common Stock were outstanding under the 2003 Outside Directors Plan, of which 124,800 were vested at December 31, 2019.

As a member of the Board, each director may elect to receive either 65% or 100% of his director’s fee in shares of our Common Stock. The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2019, the fees earned by our outside directors totaled approximately $289,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. As a management director, Dr. Centofanti is not eligible to participate in the 2003 Outside Directors Plan.

As of December 31, 2019, we have issued 680,488 shares of our Common Stock in payment of director fees since the inception of the 2003 Outside Directors Plan.

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

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of Common Stock beneficially owned as of February 18, 2020 by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	1,448,430	11.9%

(1) The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 12,123,006 shares of Common Stock outstanding on February 18, 2020, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13D of Heartland Advisors, Inc., an investment advisor, filed with the Commission on January 10, 2020, disclosing that at December 31, 2019, Heartland Advisors, Inc. had dispositive power over all shares shown above, but shared voting power over 1,290,730 of such shares and no voting power over 157,700 of the shares. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, WI 53202.

As of February 18, 2020, Capital Bank–Grawe Gruppe AG (“Capital Bank”), a banking institution regulated by the banking regulations of Austria, holds of record as a nominee for, and as an agent of, certain accredited investors, 2,201,668 shares of our Common Stock. None of Capital Bank’s investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, as far as stocks held in accounts with Capital Bank, none of Capital Bank’s investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of disposition or investment of such stock. Additionally, Capital Bank’s investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Capital Bank has neither voting nor investment power over such shares. Accordingly, Capital Bank believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank’s name because (a) Capital Bank holds the Common Stock as a nominee only, (b) Capital Bank has neither voting nor investment power over such shares, and (c) Capital Bank has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

Notwithstanding the previous paragraph, if Capital Bank’s representations to us described above are incorrect or if Capital Bank’s investors are acting as a group, then Capital Bank or a group of Capital Bank’s investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank was deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 18, 2020:

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (*)
Capital Bank-Grawe Gruppe	Common	2,201,668(+)	18.2%

(*) This calculation is based upon 12,123,006 shares of Common Stock outstanding on February 18, 2020, plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of February 18, 2020, by each of our directors and NEOs and by all of our directors and NEOs as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner (1)		Percent of Class (1)
Dr. Louis F. Centofanti (3)	251,525	(3)	2.07%
Joseph T. Grumski (4)	-	(4)	*
Joe R. Reeder (5)	210,256	(5)	1.73%
Larry M. Shelton (6)	141,183	(6)	1.16%
Zack P. Wamp (7)	26,187	(7)	*
Mark A. Zwecker (8)	205,524	(8)	1.69%
Ben Naccarato (9)	25,500	(9)	*
Mark Duff (10)	108,551	(10)	*
Andy Lombardo (11)	3,400	(11)	*
Directors and Executive Officers as a Group (9 persons)	972,126	(12)	7.87%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) These shares include (i) 165,725 shares held of record by Dr. Centofanti, (ii) options to purchase 23,000 shares which are immediately exercisable, and (iii) 62,800 shares held by Dr. Centofanti’s wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti’s wife, over which Dr. Centofanti shares voting and investment power. Dr. Centofanti also owns 700 shares of PF Medical’s Common Stock.

(4) Mr. Grumski does not beneficially own any of the Company’s shares.

(5) Mr. Reeder has sole voting and investment power over these shares which include: (i) 186,256 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(6) Mr. Shelton has sole voting and investment power over these shares which include: (i) 117,183 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 24,000 shares, which are immediately exercisable. Mr. Shelton also owns 750 shares of PF Medical’s Common Stock.

(7) Mr. Wamp has sole voting and investment power over these shares which include: (i) 15,387 shares of Common Stock held of record by Mr. Wamp, and (ii) options to purchase 10,800 shares, which are immediately exercisable.

(8) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 181,524 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 24,000 shares, which are immediately exercisable.

(9) Mr. Naccarato has sole voting and investment power over all these shares which include: (i) 2,500 shares of Common Stock held of record by Mr. Naccarato, and (ii) options to purchase 23,000 shares which are immediately exercisable. Mr. Naccarato also owns 100 shares of PF Medical’s Common Stock.

(10) Mr. Duff has sole voting and investment power over all shares shown, which include: (i) 13,551 shares of Common Stock held of record by Mr. Duff, and (ii) options to purchase 95,000 shares, which are immediately exercisable.

(11) Mr. Lombardo has sole voting and investment power over all these shares.

(12) Amount includes 223,800 options, which are immediately exercisable.

Equity Compensation Plans

The following table sets forth information as of December 31, 2019, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	681,300	$3.84	289,812
Equity compensation plans not approved by stockholders	—	—	—
Total	681,300	$3.84	289,812

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

David Centofanti

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $177,000 and $173,000 for 2019 and 2018, respectively. David Centofanti is the son of Dr. Louis F. Centofanti, our EVP of Strategic Initiatives and a Board member. Dr. Louis Centofanti previously held the position of President and CEO until September 8, 2017.

Employment Agreements and MIPs

We entered into employment agreements with each of our NEOs, Mark Duff (President and CEO), Ben Naccarato (CFO), and Dr. Louis Centofanti, (EVP of Strategic Initiatives), with each employment agreement dated September 8, 2017 (see “Item 11. Executive Compensation – Employment Agreements” for a discussion of these employment agreements). Each of our NEOs, including Andy Lombardo, who was elected to EVP of Nuclear and Technical Services and an executive officer of the Company effective January 16, 2020 by the Company’s Board, has MIPs for fiscal years 2019 and 2020 (see “Item 11. Executive Compensation - Performance-Based Incentive Compensation – 2019 MIPs and 2020 MIPs” for a discussion of these MIPs). Mr. Lombardo’s MIP for fiscal year 2019 was for his position as SVP of Nuclear and Technical Services which was prior to his election by the Board to an executive officer of the Company.

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

Our Board annually undertakes a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of S. Robert Cochran (a director until October 18, 2019), Joseph T. Grumski (a director effective February 3, 2020), Joe R. Reeder, Larry M. Shelton, Zach P. Wamp and Mark A. Zwecker is/was an “independent director” as defined under the Nasdaq Marketplace Rules. Our Board of Directors has also determined that each member of our Audit Committee in 2019, consisting of Mark A. Zwecker (Chairperson), S. Robert Cochran (who was a member of the Audit Committee until October 18, 2019), Zach Wamp (who became a member of the Audit Committee effective October 18, 2019), and Larry M. Shelton, and each member of our Compensation and Stock Option Committee in 2019, consisting of Larry M. Shelton (Chairperson), Joe R. Reeder, and Mark A. Zwecker, satisfy/satisfied the independence standards for such committees established by the Commission and the Nasdaq Marketplace Rules, as applicable. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Our Board of Directors has determined that Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects the aggregate fees for the audit and other services provided by Grant Thornton LLP, the Company’s independent registered public accounting firm, for fiscal years 2019 and 2018:

Fee Type	2019	2018

Audit Fees(1)	$530,000	535,000

Tax Fees (2)	113,000	110,000

Total	$643,000	645,000

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

The Audit Committee of the Company’s Board has considered whether Grant Thornton’s provision of the services described above for the fiscal years 2019 and 2018 was compatible with maintaining its independence.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Mark Duff	Date	March 20, 2020
Mark Duff
Chief Executive Officer, President and
Principal Executive Officer

By	/s/ Ben Naccarato	Date	March 20, 2020
Ben Naccarato
Chief Financial Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 20, 2020
Dr. Louis F. Centofanti, Director

By	/s/Joseph T. Grumski	Date	March 20, 2020
Joseph T. Grumski

By	/s/ Joe R. Reeder	Date	March 20, 2020
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 20, 2020
Larry M. Shelton, Chairman of the Board

By	/s/ Zach P. Wamp	Date	March 20, 2020
Zach P. Wamp, Director

By	/s/ Mark A. Zwecker	Date	March 20, 2020
Mark A. Zwecker, Director

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s 2018 Form 10-K filed on April 1, 2019.
3(ii)	Amended and Restated Bylaws, as amended effective July 28, 2016, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(ii) to the Company’s 8-K filed on August 1, 2016.
4.1	Shareholder Rights Agreement dated and effective as of May 2, 2018 between Perma-Fix Environmental Services, Inc. as the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on May 2, 2018.
4.2	First Amendment to Shareholder Rights Agreement dated May 2, 2019 between Perma-Fix Environmental Services, Inc. and Continental Stock Transfer & Trust Company as Rights Agent, as incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2019.
4.3	Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated October 31, 2011, as incorporated by reference from Exhibit 4.8 to the Company 2016 Form 10-K filed on March 24, 2017.
4.4	First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated November 7, 2012, between the Company and PNC Bank, National Association, as incorporated by reference from Exhibit 4.4 to the Company 2017 Form 10-K filed on March 16, 2018.
4.5	Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver, dated May 9, 2013, between the Company and PNC Bank, National Association, as incorporated by reference from Exhibit 4.4 to the Company 2018 Form 10-K filed on April 1, 2019.
4.6	Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013, as incorporated by reference from Exhibit 4.5 to the Company 2018 Form 10-K filed on April 1, 2019.
4.7	Third Amended, Restated and Substituted Revolving Credit Note between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 2, 2013 as incorporated by reference from Exhibit 4.6 to the Company 2018 Form 10-K filed on April 1, 2019.
4.8	Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated April 14, 2014.
4.9	Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 25, 2014.
4.10	Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 28, 2014.
4.11	Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated March 24, 2016, as incorporated by reference from Exhibit 4.17 to the Company’s 2015 Form 10-K filed on March 24, 2016.
4.12	Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated August 22, 2016, as incorporated by reference from Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed on August 22, 2016.
4.13	Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated November 17, 2016, as incorporated by reference from Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2016 filed on November 18, 2016.
4.14	Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated July 26, 2018, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on July 30, 2018.
4.15	Eleventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Waiver between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated March 29, 2019, as incorporated by reference from Exhibit 4.14 to the Company’s 2018 Form 10-K filed on April 1, 2019.
4.16	Twelfth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated June 20, 2019, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on June 21, 2019.
4.17	Thirteenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement between PNC Bank, National Association and Perma-Fix Environmental Services, Inc., dated December 13, 2019.
4.18	Loan and Securities Purchase Agreement, dated April 1, 2019 between Robert L. Ferguson and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 4.15 to the Company’s 2018 Form 10-K filed on April 1, 2019.
4.19	Common Stock Purchase Warrant dated April 1, 2019 for Robert L. Ferguson, as incorporated by reference from Exhibit 4.16 to the Company’s 2018 Form 10-K filed on April 1, 2019.
10.1	2003 Outside Directors’ Stock Plan of the Company.
10.2	First Amendment to 2003 Outside Directors Stock Plan.
10.3	Second Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.3 to the Company’s 2017 Form 10-K filed on March 16, 2018.
10.4	Third Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.4 to the Company’s 2017 Form 10-K filed on March 16, 2018.
10.5	Fourth Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit A to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed on June 22, 2017.
10.6	2017 Stock Option Plan, as incorporated by reference from Exhibit B to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed on June 22, 2017.
10.7	Employment Agreement dated September 8, 2017 between Mark Duff, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on September 12, 2017.
10.8	Employment Agreement dated September 8, 2017 between Dr. Louis Centofanti, Executive Vice President of Strategic Initiatives, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on September 12, 2017.
10.9	Employment Agreement dated September 8, 2017 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on September 12, 2017.
10.10	2019 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2019, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 23, 2019.
10.11	2019 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2019, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 23, 2019.
10.12

2019 Incentive Compensation Plan for Executive Vice President of Strategic Initiatives, effective January 1, 2019, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 23, 2019.

10.13	2020 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 22, 2020.
10.14	2020 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 22, 2020.
10.15	2020 Incentive Compensation Plan for Executive Vice President of Strategic Initiatives, effective January 1, 2020, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 22, 2020.
10.16	2020 Incentive Compensation Plan for Executive Vice President of Nuclear and Technical Services, effective January 1, 2020, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 22, 2020.
10.17	Incentive Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc., and Chief Executive Officer, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 2, 2017.
10.18	Incentive Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc., and Executive Vice President/Chief Operating Officer, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on August 2, 2017.
10.19	Incentive Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc., and Chief Financial Officer, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on August 2, 2017.
10.20	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Chief Executive Officer, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 23, 2019.
10.21	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Chief Financial Officer, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on January 23, 2019.
10.22	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Executive Vice President of Strategic Initiatives, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 23, 2019.
10.23	Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc., and Mr. Robert L. Ferguson, as incorporated by reference from Exhibit 10.6 to the Company’s third quarter Form 10-Q filed on August 9, 2017.
10.24	First Amendment to Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc. Mr. Robert L. Ferguson, as incorporated by reference from Exhibit 10.23 to the Company 2018 Form 10-K filed on April 1, 2019.
10.24	Task Order Agreement for Small Scales Remediation Package between Canadian Nuclear Laboratories LTD and Perma-Fix Canada Inc., as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019. CERTAIN INFORMATION WITHIN SCHEDULE 2 – PRICE INFORMATION OF THIS EXHIBIT HAS BEEN EXCLUDED FROM THE EXHIBIT BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP
31.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

