Form 10-Q
period 2020-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2020-05-12
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2020
Common Stock, $.001 Par Value	12,134,888 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$1,859	$390
Accounts receivable, net of allowance for doubtful accounts of $425 and $487, respectively	10,226	13,178
Unbilled receivables	10,188	7,984
Inventories	564	487
Prepaid and other assets	3,881	2,983
Current assets related to discontinued operations	110	104
Total current assets	26,828	25,126

Property and equipment:
Buildings and land	20,029	19,967
Equipment	20,357	20,068
Vehicles	434	410
Leasehold improvements	23	23
Office furniture and equipment	1,418	1,418
Construction-in-progress	2,169	1,609
Total property and equipment	44,430	43,495
Less accumulated depreciation	(27,200)	(26,919)
Net property and equipment	17,230	16,576

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,482	2,545

Intangibles and other long term assets:
Permits	8,812	8,790
Other intangible assets - net	1,018	1,065
Finite risk sinking fund (restricted cash)	11,363	11,307
Other assets	774	989
Other assets related to discontinued operations	16	36
Total assets	$68,604	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	March 31,	December 31,
	2020	2019
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,715	$9,277
Accrued expenses	5,899	6,118
Disposal/transportation accrual	1,027	1,156
Deferred revenue	5,944	5,456
Accrued closure costs - current	82	84
Current portion of long-term debt	1,614	1,300
Current portion of operating lease liabilities	251	244
Current portion of finance lease liabilities	510	471
Current liabilities related to discontinued operations	952	994
Total current liabilities	26,994	25,100

Accrued closure costs	6,040	5,957
Deferred tax liabilities	593	590
Long-term debt, less current portion	1,595	2,580
Long-term operating lease liabilities, less current portion	2,278	2,342
Long-term finance lease liabilities, less current portion	410	466
Long-term liabilities related to discontinued operations	245	244
Total long-term liabilities	11,161	12,179

Total liabilities	38,155	37,279

Commitments and Contingencies (Note 10)

Stockholders’ Equity:

Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 12,132,291 and 12,123,520 shares issued, respectively; 12,124,649 and 12,115,878 shares outstanding, respectively	12	12
Additional paid-in capital	108,555	108,457
Accumulated deficit	(76,095)	(77,315)
Accumulated other comprehensive loss	(290)	(211)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	32,094	30,855
Non-controlling interest	(1,645)	(1,619)
Total stockholders’ equity	30,449	29,236

Total liabilities and stockholders’ equity	$68,604	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2020	2019

Revenues	$24,860	$11,708
Cost of goods sold	20,220	9,207
Gross profit	4,640	2,501

Selling, general and administrative expenses	2,928	2,898
Research and development	232	227
Loss on disposal of property and equipment	31	—
Income (loss) from operations	1,449	(624)

Other income (expense):
Interest income	56	81
Interest expense	(120)	(87)
Interest expense-financing fees	(68)	(10)
Other	5	129
Income (loss) from continuing operations before taxes	1,322	(511)
Income tax expense	(14)	(39)
Income (loss) from continuing operations, net of taxes	1,308	(550)

Loss from discontinued operations (net of taxes of $0)	(114)	(152)
Net income (loss)	1,194	(702)

Net loss attributable to non-controlling interest	(26)	(30)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,220	$(672)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$.11	$(.05)
Discontinued operations	(.01)	(.01)
Net income (loss) per common share	$.10	$(.06)

Number of common shares used in computing net income (loss) per share:
Basic	12,122	11,961
Diluted	12,346	11,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2020	2019

Net income (loss)	$1,194	$(702)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(79)	12
Total other comprehensive (loss) income	(79)	12

Comprehensive income (loss)	1,115	(690)
Comprehensive loss attributable to non-controlling interest	(26)	(30)
Comprehensive income (loss) attributable to Perma-Fix Environmental Services, Inc. stockholders	$1,141	$(660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity

Balance at December 31, 2019	12,123,520	$12	$108,457	$(88)	$(211)	$(1,619)	$(77,315)	$29,236
Net Income (loss)	—	—	—	—	—	(26)	1,220	1,194
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Issuance of Common Stock upon exercise of options	3,643	—	6	—	—	—	—	6
Issuance of Common Stock for services	5,128	—	48	—	—	—	—	48
Stock-Based Compensation	—	—	44	—	—	—	—	44
Balance at March 31, 2020	12,132,291	$12	$108,555	$(88)	$(290)	$(1,645)	$(76,095)	$30,449

Balance at December 31, 2018	11,944,215	$12	$107,548	$(88)	$(214)	$(1,495)	$(79,630)	$26,133
Net loss	—	—	—	—	—	(30)	(672)	(702)
Foreign currency translation	—	—	—	—	12	—	—	12
Issuance of Common Stock for services	24,964	—	60	—	—	—	—	60
Stock-Based Compensation	—	—	48	—	—	—	—	48
Balance at March 31, 2019	11,969,179	$12	$107,656	$(88)	$(202)	$(1,525)	$(80,302)	$25,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,194	$(702)
Less: loss from discontinued operations, net of taxes of $0	(114)	(152)

Income (loss) income from continuing operations, net of taxes	1,308	(550)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities :
Depreciation and amortization	346	323
Interest on finance lease with purchase option	2	—
Amortization of debt issuance/debt discount costs	68	8
Deferred tax expense	3	18
(Recovery of) provision for bad debt reserves	(60)	31
Loss on disposal of plant, property, and equipment	31	—
Issuance of common stock for services	48	60
Stock-based compensation	44	48
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	3,012	363
Unbilled receivables	(2,204)	(211)
Prepaid expenses, inventories and other assets	(449)	(132)
Accounts payable, accrued expenses and unearned revenue	1,275	(105)
Cash provided by (used in) continuing operations	3,424	(147)
Cash used in discontinued operations	(151)	(182)
Cash provided by (used in) operating activities	3,273	(329)

Cash flows from investing activities:
Purchases of property and equipment	(896)	(224)
Proceeds from sale of plant, property, and equipment	1	1
Cash used in investing activities of continuing operations	(895)	(223)
Cash provided by investing activities of discontinued operations	13	25
Cash used in investing activities	(882)	(198)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(24,204)	(11,161)
Borrowing on revolving credit	23,883	11,526
Proceeds from finance leases	—	120
Proceeds from issuance of common stock upon exercise of option	6	—
Principal repayments of finance lease liabilities	(101)	(44)
Principal repayments of long term debt	(418)	(304)
Cash (used in) provided by financing activities	(834)	137

Effect of exchange rate changes on cash	(32)	6

Increase (decrease) in cash and finite risk sinking fund (restricted cash)	1,525	(384)
Cash and finite risk sinking fund (restricted cash) at beginning of period	11,697	16,781
Cash and finite risk sinking fund (restricted cash) at end of period	$13,222	$16,397

Supplemental disclosure:
Interest paid	$112	$88
Income taxes paid	30	96
Non-cash investing and financing activities:
Equipment purchase subject to finance lease	82	4

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2020.

The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and our majority-owned Polish subsidiary, Perma-Fix Medical. Additionally, the Company’s financial statements include the account of a variable interest entity (“VIE”), Perma-Fix ERRG for which we are the primary beneficiary (See “Note 15 - VIE” for a discussion of this VIE).

2. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2019 consolidated financial statements referred to above.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 improves the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2018-13 by the Company effective January 1, 2020 did not have a material impact on the Company’s financial statements or disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 on March 12, 2020 by the Company did not have a material impact on the Company’s financial statements. The Company will continue to assess the potential impact of this ASU through the effective period.

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 ”Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05 “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)” (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. These ASUs are effective January 1, 2023 for the Company as a smaller reporting company. The Company had expected to early adopt theses ASUs effective January 1, 2020; however, due to the need for reallocation of the Company’s resources to manage COVID-19 related matters, the Company has deferred adoption of theses ASUs effective January 1, 2020 and expect to adopt these ASUs by January 1, 2023.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 clarifies the Interactions between Topic 321, Topic 323, and Topic 815.” This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. COVID-19 Impact

The spread of COVID-19 around the world in the first quarter of 2020 has resulted in significant volatility in the U.S. and international markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Although there have been logistical and other challenges to date, there was no material adverse impact on the Company’s first quarter 2020 results of operations. The Company began to see the impacts of COVID-19 from delayed waste shipment from certain customers and suspended project work in late March 2020 which is expected to impact its results of operations beginning with the second quarter of 2020 and potentially further.

At this time, the Company believes it has sufficient liquidity on hand to continue business operations during the next twelve months. At March 31, 2020, the Company had cash on hand of approximately $1,859,000 and borrowing availability under our credit facility of $8,537,000. Additionally, we received a $5,666,300 loan in April 2020 (“PPP Loan”) under the Paycheck Protection Program (“PPP”) that was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (see “Note 16 – Subsequent Events - CARES Act – Paycheck Protection Program” for further detail of this loan). The Company remains committed to reducing operating costs during this volatile time, which have included curtailing capital expenditures and implementing a hiring freeze, among other things.

The Company is closely monitoring our customers’ payment performance. However, as a significant portion of our revenues is derived from government related contracts, the Company does not expect its accounts receivable collections to be materially impacted, subject to the impact of COVID-19.

The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer COVID-19 impacts the level of economic activities in the United States and globally as our customers may continue to delay/halt waste shipments and project work. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity which may impact our ability to meet our financial covenant requirements under our credit facility. Given the current economic environment and the market volatility from COVID-19, the Company considered whether these events or changes in circumstances triggered the need for an interim impairment analysis of our long-lived tangible assets and intangible assets. Based on the Company’s assessment of the impact of these conditions on our business, the Company determined there was no triggering event as of March 31, 2020. However, as the effects of the COVID-19 pandemic continue to evolve, the Company will continue to assess the need to perform interim impairment tests of our long-lived tangible assets and intangible assets.

The CARES Act, among other things, includes modifications to net operating loss carryforwards and corporate alternative minimum tax (“AMT”) provisions and the net interest expense deduction, and deferment of social security tax payments. The Company has elected to defer payment of its shares of social security taxes starting in April 2020 (see “Note 16 – Subsequent Events – CARES ACT – Deferral of Employment Tax Deposits”). We are currently evaluating the provisions of the CARES Act and how certain other elections may impact our financial position, results of operations, and disclosures, if elected.

4. Revenue

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

Revenue by Contract Type

(In thousands)

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$9,563	$2,947	$12,510	$9,905	$428	$10,333
Time and materials	―	12,350	12,350	―	1,375	1,375
Total	$9,563	$15,297	$24,860	$9,905	$1,803	$11,708

Revenue by generator

(In thousands)

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$7,690	$13,798	$21,488	$7,913	$686	$8,599
Domestic commercial	1,873	462	2,335	1,879	758	2,637
Foreign government	―	1,014	1,014	57	337	394
Foreign commercial	―	23	23	56	22	78
Total	$9,563	$15,297	$24,860	$9,905	$1,803	$11,708

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

(In thousands)	March 31, 2020	December 31, 2019	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Account receivables, net of allowance	$10,226	$13,178	$(2,952)	(22.4)%
Unbilled receivables - current	10,188	7,984	2,204	27.6%

Contract liabilities
Deferred revenue	$5,944	$5,456	$488	8.9%

During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $4,023,000 and $5,064,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

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

5. Leases

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on facts and circumstances present in that arrangement. Lease classifications, recognition, and measurement are then determined at the lease commencement date.

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent primarily leases for office/warehouse spaces used to conduct our business. These leases have remaining terms of approximately 4 to 10 years. The majority of the Company’s leases includes one or more options to renew, with renewal terms ranging from 3 years to 8 years. The Company includes renewal options in valuing its ROU assets and liabilities when it determines that it is reasonably certain to exercise these renewal options. Based on conditions of the Company’s existing leases, historical trend and its overall business strategies, the Company has included the renewal options in all of its operating leases in valuing its ROU assets and liabilities. As most of our operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate when determining the present value of the lease payments. The incremental borrowing rate is determined based on the Company’s secured borrowing rate, lease terms and current economic environment. Some of our operating leases include both lease (rent payments) and non-lease components (maintenance costs such as cleaning and landscaping services). The Company has elected the practical expedient to account for lease component and non-lease component as a single component for all leases in accordance with ASC 842. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance leases consist primarily of equipment used by our facilities’ operations. Our finance leases also includes a building with land for our waste treatment operations. The Company’s finance leases for equipment generally have terms between one to three years and some of the leases include options to purchase the underlying assets at fair market value at the conclusion of the lease term. The lease for the building and land has a term of two year with option to buy at the end of the lease term which the Company is reasonably certain exercise. At March 31, 2020, assets recorded under finance leases were $1,492,000 less accumulated depreciation of $97,000, resulting in net fixed assets under finance leases of $1,395,000, which is recorded within net property and equipment on the Consolidated Balance Sheets.

The Company adopted the policy to not recognize ROU assets and liabilities for short term leases. The components of lease cost for the Company’s leases for the three months ended March 31, 2020 and 2019 were (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating Lease:
Lease cost	$114	$104

Finance Leases:
Amortization of ROU assets	26	9
Interst on lease liablity	21	12
	47	21

Short-term lease rent expense	3	49

Total lease cost	$164	$174

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2020 was:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	8.6	1.6

Weighted average discount rate	8.0%	12.1%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2019 was:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	9.7	1.8

Weighted average discount rate	8.0%	11.1%

The following table reconciles the undiscounted cash flows for the operating and finance leases at March 31, 2020 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2020 Remainder		$333		$512
2021		450		395
2022		458		113
2023		466		―
2024		342		―
2025 and thereafter		1,458		―
Total undiscounted lease payments		3,507		1,020
Less: Imputed interest		(978)		(100)
Present value of lease payments		$2,529		$920

Current portion of operating lease obligations		$251	$	―
Long-term operating lease obligations, less current portion		$2,278	$	―
Current portion of finance lease obligations	$	―		$510
Long-term finance lease obligations, less current portion	$	―		$410

Supplemental cash flow and other information related to our leases were as follows for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31,
	2020		2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases		$110		$98
Operating cash flow from finance leases		$21		$12
Financing cash flow from finance leases		$101		$44

ROU assets obtained in exchange for lease obligations for:
Finance liabilities		$82		$138
Operating liabilities	$	―	$	―

6. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted Average	March 31, 2020			December 31, 2019
	Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	11	$761	$(364)	$397	$760	$(358)	$402
Software	3	420	(408)	12	414	(408)	6
Customer relationships	10	3,370	(2,761)	609	3,370	(2,713)	657
Total		$4,551	$(3,533)	$1,018	$4,544	$(3,479)	$1,065

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2020(remaining)	$167
2021	202
2022	175
2023	132
2024	10

Amortization expenses relating to the definite-lived intangible assets as discussed above were $54,000 and $73,000 for the three months ended March 31, 2020 and 2019, respectively.

7. Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it may awards incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

On February 4, 2020, the Company granted 6,000 NQSOs from the Company’s 2003 Outside Directors Stock Plan (“2003 Plan”) to a new director elected by the Company’s Board of Directors (“Board”) to fill a vacancy on the Board. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $7.00 per share, which was equal to the Company’s closing stock price per share the day preceding the grant date, pursuant to the 2003 Outside Director Stock Plan.

On January 17, 2019 the Company granted 105,000 ISOs from the 2017 Stock Option Plan (“2017 Plan”) to certain employees, which included our named executive officers as follows: 25,000 ISOs to our Chief Executive Officer (“CEO”), Mark Duff; 15,000 ISOs to our Chief Financial Officer (“CFO”), Ben Naccarato; and 15,000 ISOs to our Executive Vice President (“EVP”) of Strategic Initiatives, Dr. Louis Centofanti. The ISOs granted were for a contractual term of six years with one-fifth vesting annually over a five year period. The exercise price of the ISO was $3.15 per share, which was equal to the fair market value of the Company’s Common Stock per share on the date of grant.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Plan for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. On January 17, 2019, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) and Board approved an amendment to the Ferguson Stock Option whereby the vesting date for the second milestone for the purchase of up to 30,000 shares of the Company’s Common Stock was extended to March 31, 2020 from January 27, 2019. On March 27, 2020, the Compensation Committee and the Board approved another amendment to the Ferguson Stock Option whereby the vesting date for the second milestone was further extended to December 31, 2021 from March 31, 2020 and the vesting date for the third milestone for the purchase of up to 60,000 shares of the Company’s Common Stock was extended to December 31, 2022 from January 27, 2021. The 10,000 options under the first milestone were exercised by Robert Ferguson in May 2018. The Company has not recognized compensation costs (fair value of approximately $280,000 at March 31, 2020) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at March 31, 2020. All other terms of the Ferguson Stock Option remain unchanged.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted on February 4, 2020 and January 17, 2019 as discussed above and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Outside Director Stock Options Granted	Employee Stock Option Granted
	February 4, 2020	January 17, 2019
Weighted-average fair value per option	$4.89	$1.42
Risk -free interest rate (1)	1.61%	2.58%
Expected volatility of stock (2)	55.83%	48.67%
Dividend yield	None	None
Expected option life (3)	10.0 years	5.0 years

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2020 and 2019 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2020	2019
Employee Stock Options	$32,000	$43,000
Director Stock Options	12,000	5,000
Total	$44,000	$48,000

At March 31, 2020, the Company has approximately $383,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.7 years.

The summary of the Company’s total Stock Option Plans as of March 31, 2020 and March 31, 2019, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 and 2017 Plans and the 2003 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2020	681,300	$3.84
Granted	6,000	7.00
Exercised	(12,000)	3.48		14,600
Forfeited/expired	(20,000)	3.45
Options outstanding end of period (1)	655,300	$3.88	4.0	$962,189
Options exercisable at March 31, 2020(1)	306,800	$4.20	3.9	$392,614

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2019	616,000	$4.23
Granted	105,000	3.15
Exercised	─	─
Forfeited/expired	─	─
Options outstanding end of period (2)	721,000	$4.07	4.7	$48,360
Options exercisable at March 31, 2019(2)	261,333	$5.00	4.4	$10,560

(1) Options with exercise prices ranging from $2.79 to $8.40

(2) Options with exercise prices ranging from $2.79 to $13.35

(3) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the three months ended March 31, 2020, the Company issued a total of 5,128 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $53,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the three months ended March 31, 2020, the Company issued 2,000 shares of its Common Stock to an employee resulting from the exercise of options from the Company’s 2017 Plan for total proceeds of $6,300. Additionally, the Company issued 1,643 shares of its Common Stock to a former employee who elected to exercise two separate options for the purchase of 8,000 and 2,000 shares of the Company’s Common Stock at $3.60 per share and $3.15 per share, respectively by utilizing the cashless exercise option, as permitted under the 2017 Plan. The net number of shares of the Company’s Common Stock issued to the optionee from the cashless exercise was determined using the closing price of the Company’s Common Stock of $4.20 on the date of exercise.

8. Income (Loss) Per Share

Basic income (loss) income per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted income (loss) per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings (loss) per shares. The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted income (loss) per share:

	Three Months Ended
	(Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2020	2019
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) income from continuing operations, net of taxes	$1,308	$(550)
Net loss attributable to non-controlling interest	(26)	(30)
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	1,334	(520)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(114)	(152)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,220	$(672)

Basic income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.10	$(.06)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.10	$(.06)

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,122	11,961
Add: dilutive effect of stock options	201	—
Add: dilutive effect of warrants	23	—
Diluted weighted average shares outstanding	12,346	11,961

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	14	598
Warrant	—	—

9. Long Term Debt

Long-term debt consists of the following at March 31, 2020 and December 31, 2019:

(Amounts in Thousands)	March 31, 2020		December 31, 2019
Revolving Credit facility dated October 31, 2011, as amended, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on March 24, 2021. Effective interest rate for the first quarter of 2020 was 6.4%. (1)	$—	(5)	$321
Term Loan dated October 31, 2011, as amended, payable in equal monthly installments of principal, balance due on March 24, 2021. Effective interest rate for the first quarter of 2020 was 6.9%. (1)	1,739	(2)(5)	1,827	(2)
Promissory Note dated April 1, 2019, payable in twelve monthly installments of interest only, starting May 1, 2019 followed with twelve monthly installments of approximately $208 in principal plus accrued interest. Interest accrues at annual rate of 4.0%. (3)	1,470	(4)	1,732	(4)
Total debt	3,209		3,880
Less current portion of long-term debt	1,614	(4)	1,300	(4)
Long-term debt	$1,595		$2,580

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment. Effective July 1, 2019, monthly installment principal payment on the Term Loan was amended to approximately $35,500 from approximately $101,600.

(2) Net of debt issuance costs of ($74,000) and ($92,000) at March 31, 2020 and December 31, 2019, respectively.

(3) Uncollateralized note.

(4) Net of debt discount/debt issuance costs of ($198,000) and ($248,000) at March 31, 2020 and December 31, 2019, respectively. The Promissory Note provides for prepayment of principal over the term of the Note without penalty. The Company made prepayments of principal of $312,000 in the first quarter of 2020 and $520,000 in 2019 which were reflected in the current portion of the debt.

(5) As discussed in Note 16 – “Subsequent Events – Credit Facility,” on May 8, 2020, the Company entered into a new loan agreement, replacing the Revised Loan Agreement dated October 31, 2011 as discussed below, with PNC. The new loan agreement has a maturity date of May 15, 2024. In accordance with ASC 470, “Debt,” this post balance-sheet date agreement demonstrated the Company’s ability to refinance its short-term obligations on a long-term basis; therefore, the Company has reclassified the current portion of the outstanding debt to long-term except for $427,000 in principal payments that will be due by March 31, 2021 (see Note 16 - “Subsequent Events – Credit Facility” for further details of this new loan agreement).

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Amended Loan Agreement has been amended from time to time since the execution of the Amended Loan Agreement. The Amended Loan Agreement, as subsequently amended (“Revised Loan Agreement”), provides the Company with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $6,100,000. The maximum that the Company can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit is at prime (3.25% at March 31, 2020) plus 2% and the term loan at prime plus 2.5%. Prior to March 29, 2019, the Company also had the option of paying annual rate of interest due on the revolving credit of London InterBank Offer Rate (“LIBOR”) plus 3% and the term loan at LIBOR plus 3.5%.

At March 31, 2020, the borrowing availability under our revolving credit was approximately $8,537,000, based on our eligible receivables and includes a reduction an in borrowing availability of approximately $3,139,000 from outstanding standby letters of credit. This $8,537,000 in borrowing availability included the release of $250,000 in reduction in borrowing availability on March 31, 2020 that the Company’s lender had previously imposed.

The Company’s credit facility under its Revised Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its fixed charge coverage ratio (“FCCR”) requirement in the first quarter of 2020. Additionally, the Company met its remaining financial covenant requirements in the first quarter of 2020.

Loan and Securities Purchase Agreement, Promissory Note and Subordination Agreement

On April 1, 2019, the Company completed a lending transaction with Robert Ferguson (the “Lender”), whereby the Company borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company. The Lender also currently serves as a consultant to the Company in connection with the Company’s TBI at its PFNWR subsidiary. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also allows for prepayment of principal payments over the term of the Loan without penalty with such prepayment of principal payments to be applied to the second year of the loan payments at the Company’s discretion. Since inception of the loan, the Company has made total prepayments in principal of $832,000, of which $312,000 was made in the first three months of 2020. In connection with the above Loan, the Lender agreed under the terms of the Loan and a Subordination Agreement with our credit facility lender, to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by us. In connection with this capital raise transaction described above and consideration for us receiving the Loan, the Company issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at March 31, 2020. The fair value of the Warrant was estimated to be approximately $93,000 using the Black-Scholes option pricing model. As further consideration for this capital raise transaction relating to the Loan, the Company issued 75,000 shares of its Common Stock to the Lender. The Company determined the fair value of the 75,000 shares of Common Stock to be approximately $263,000 which was based on the closing bid price for a share of the Company’s Common Stock on NASDAQ.com immediately preceding the execution of the Loan, pursuant to the Loan and Securities Purchase Agreement. The fair value of the Warrant and Common Stock and the related closing fees incurred totaling approximately $398,000 from the transaction was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

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

If issued, the Payoff Shares will not be registered and the Lender will not be entitled to registration rights with respect to the Payoff Shares. The aggregate number of shares, warrant shares, and Payoff Shares that are or will be issued to the Lender pursuant to the Loan, together with the aggregate shares of the Company’s Common Stock and other voting securities of the Company owned by the Lender or which may be acquired by the Lender as of the date of issuance of the Payoff Shares, shall not exceed the number of shares of the Company’s Common Stock equal to 14.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date immediately prior to the default, less the number of shares of the Company’s Common Stock owned by the Lender immediately prior to the date of such default plus the number of shares of our Common Stock that may be acquired by the Lender under warrants and/or options outstanding immediately prior to the date of such default.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $19,651,000 at March 31, 2020. At March 31, 2020 and December 31, 2019, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,363,000 and $11,307,000, respectively, which included interest earned of $1,892,000 and $1,836,000 on the finite risk sinking funds as of March 31, 2020 and December 31, 2019, respectively. Interest income for the three months ended March 31, 2020 and 2019 was approximately $56,000 and $81,000, respectively. If we so elect, AIG is obligated to pay us an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2020, the total amount of standby letters of credit outstanding was approximately $3,139,000 and the total amount of bonds outstanding was approximately $51,538,000.

11. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $114,000 and $152,000 for the three months ended March 31, 2020 and 2019 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2020 and December 31, 2019. No assets and liabilities were held for sale at each of the periods noted.

	March 31,	December 31,
(Amounts in Thousands)	2020	2019
Current assets
Other assets	$110	$104
Total current assets	110	104
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	16	36
Total long-term assets	97	117
Total assets	$207	$221
Current liabilities
Accounts payable	$6	$8
Accrued expenses and other liabilities	161	169
Environmental liabilities	785	817
Total current liabilities	952	994
Long-term liabilities
Closure liabilities	135	134
Environmental liabilities	110	110
Total long-term liabilities	245	244
Total liabilities	$1,197	$1,238

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations included a note receivable in the original amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At March 31, 2020, the outstanding amount on this note receivable totaled approximately $105,000, of which approximately $89,000 is included in “Current assets related to discontinued operations” and approximately $16,000 is included in “Other assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

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

Our reporting segments are defined as below:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through three uniquely licensed and permitted treatment and storage facilities; and
-	Research & Development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	integrated Occupational Safety and Health services including IH assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and OSHA citation assistance;
○	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and
○	on-site waste management services to commercial and governmental customers.

-	Nuclear services, which include:

○	technology-based services including engineering, decontamination and decommissioning (“D&D”), specialty services and construction, logistics, transportation, processing and disposal;
○	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized NIOSH instrumentation.
-	A company owned gamma spectroscopy laboratory for the analysis of oil and gas industry solids and liquids.

MEDICAL SEGMENT, which includes: R&D of the Company’s medical isotope production technology by our majority-owned Polish subsidiary, Perma-Fix of Medical or the Medical Segment. The Medical Segment has not generated any revenues and all costs incurred are reflected within R&D in the accompanying consolidated financial statements. As previously disclosed, the Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund these activities. The Company anticipates that the Medical Segment will not resume full R&D activities until the necessary capital is obtained through its own credit facility or additional equity raise, or obtains partners willing to provide funding for its R&D.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 11 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three months ended March 31, 2020 and 2019 (in thousands):

Segment Reporting for the Quarter Ended March 31, 2020

	Treatment	Services	Medical	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$9,563	$15,297	—	$24,860	$—	$24,860
Intercompany revenues	207	8	—	215	—	—
Gross profit	2,745	1,895	—	4,640	—	4,640
Research and development	94	66	66	226	6	232
Interest income	—	—	—	—	56	56
Interest expense	(18)	(6)	—	(24)	(96)	(120)
Interest expense-financing fees	—	—	—	—	(68)	(68)
Depreciation and amortization	264	77	—	341	5	346
Segment income (loss) before income taxes	1,547	1,318	(66)	2,799	(1,477)	1,322
Income tax expense	(14)	—	—	(14)	—	(14)
Segment income (loss)	1,533	1,318	(66)	2,785	(1,477)	1,308
Expenditures for segment assets	679	214	—	893	3	896 (2)

Segment Reporting for the Quarter Ended March 31, 2019

	Treatment	Services	Medical	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$9,905	$1,803	—	$11,708	$—	$11,708
Intercompany revenues	2	21	—	23	—	—
Gross profit/(negative) gross profit	2,957	(456)	—	2,501	—	2,501
Research and development	147	—	74	221	6	227
Interest income	—	—	—	—	81	81
Interest expense	(17)	(9)	—	(26)	(61)	(87)
Interest expense-financing fees	—	—	—	—	(10)	(10)
Depreciation and amortization	237	78	—	315	8	323
Segment income (loss) before income taxes	1,875	(1,012)	(74)	789	(1,300)	(511)
Income tax expense	(39)	—	—	(39)	—	(39)
Segment income (loss)	1,836	(1,012)	(74)	750	(1,300)	(550)
Expenditures for segment assets	222	2	—	224	—	224 (2)

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

(2) Net of financed amount of $82,000 and $4,000 for the three month ended March 31, 2020 and 2019, respectively.

13.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

Income tax expenses were $14,000 and $39,000 for continuing operations for the three months ended March 31, 2020 and the corresponding period of 2019, respectively. The Company’s effective tax rate was approximately 1.0% and 7.6% for the three months ended March 31, 2020 and the corresponding period of 2019, respectively. The tax expense for the quarter ended 2020 and 2019 was comprised of state tax expense for separate company filing states. The Company’s tax rate for each of the periods discussed above was impacted by the Company’s full valuation on its net deferred tax assets.

The CARES Act, among other things, includes modifications to net operating loss carryforwards and AMT provisions. At this time, the Company is not expecting any effects to its tax provisions from the CARES Act. However, the Company will continue to monitor for any potential impact to its tax provisions from the CARES Act.

14. Executive Officer Compensations

Management Incentive Plans (“MIP”)

On January 16, 2020, the Company’s Board and the Compensation Committee approved individual MIP for each Mark Duff, CEO and President, Ben Naccarato, CFO, and Dr. Louis Centofanti, EVP of Strategic Initiatives. Additionally, the Board and the Compensation Committee approved a MIP for Andy Lombardo, who was elected EVP of Nuclear and Technical Services and an executive officer of the Company. Mr. Lombardo previously held the position of Senior Vice President (“SVP”) of Nuclear and Technical Services. The MIPs are effective January 1, 2020 and applicable for year ended December 31, 2020. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2020 annual base salary (see below for salary increase approved for certain executive officers for 2020). The potential target performance compensation ranges from 5% to 150% of the base salary for the CEO ($17,220 to $516,600), 5% to 100% of the base salary for the CFO ($14,000 to $280,000), 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,667 to $233,336) and 5% to 100% of the base salary for the EVP of Nuclear and Technical Services ($14,000 to $280,000).

Salary

On January 16, 2020, the Board, with the approval of the Compensation Committee approved the following salary increase for the Company’s executive officers effective January 1, 2020:

●	Annual base salary for Mark Duff, CEO and President, was increased to $344,400 from $287,000.
●	Annual base salary for Ben Naccarato, who was promoted to EVP and CFO from Vice President and CFO, was increased to $280,000 from $235,231; and
●	Annual base salary for Andy Lombardo, who was elected to EVP of Nuclear and Technical Services as discussed above, was increased to $280,000 from $258,662, which was the annual base salary that Mr. Lombardo was paid as SVP of Nuclear and Technical Services and prior to his election as an executive officer of the Company by the Board.

15. VIE

On May 24, 2019, the Company and Engineering/Remediation Resources Group, Inc. (“ERRG”) entered into an unpopulated joint venture agreement for project work bids within the Company’s Services Segment. The joint venture is doing business as Perma-Fix ERRG, a general partnership. The Company has a 51% partnership interest in the joint venture and ERRG has a 49% partnership interest in the joint venture. Activities under Perma-Fix ERRG did not commence until the first quarter of 2020.

The Company determines whether joint ventures in which it has invested are VIE at the start of each new venture and when a reconsideration event has occurred. A VIE is a legal entity that satisfies any of the following characteristics: (a) the legal entity does not have sufficient equity investment at risk; (b) the equity investors at risk as a group, lack the characteristics of a controlling financial interest; or (c) the legal entity is structured with disproportionate voting rights.

The Company consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG is a VIE in which we are the primary beneficiary. At March 31, 2020, Perma-Fix ERRG had total assets of $1,087,000 and total liabilities of $1,087,000 which are all recorded as current.

16. Subsequent Events

Credit Facility

On May 8, 2020, the Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “New Loan Agreement”) with PNC, replacing our previous Revised Loan Agreement with PNC (see Note 9 – “Long Term Debt” for information on the Revised Loan Agreement with PNC). The New Loan Agreement provides us with the following credit facility:

●	up to $18,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves; and

●	a term loan of $1,741,818, which requires monthly installments of $35,547.

The New Loan Agreement terminates as of May 15, 2024, unless sooner terminated.

Similar to our Revised Loan Agreement, the New Loan Agreement requires the Company to meet certain customary financial covenants, including, among other things, a minimum Tangible Adjusted Net Worth requirement of $27,000,000 at all times; maximum capital spending of $6,000,000 annually; and a minimum FCCR requirement of 1.15:1.

Under the New Loan agreement, payment of annual rate of interest due on the credit facility is as follows:

●	revolving credit at prime plus 2.50% or LIBOR plus 3.50% and the term loan at prime plus 3.00% or LIBOR plus 4.00%. The Company can only elect to use the LIBOR interest payment option after it becomes compliant with meeting the minimum FCCR of 1.15:1; and

●	Upon the achievement of a FCCR of greater than 1.25:1, the Company will have the option of paying an annual rate of interest due on the revolving credit at prime plus 2.00% or LIBOR plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. The Company met this FCCR in the first quarter of 2020.

Under the LIBOR option of interest payment noted above, a LIBOR floor of 0.75% shall apply in the event that LIBOR falls below 0.75% at any point in time.

Pursuant to the New Loan Agreement, the Company may terminate the New Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the New Loan Agreement. The Company has agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before May 7, 2021 and 1/2% of the total financing if we pays off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee shall apply if we pay off our obligations under the New Loan Agreement after May 7, 2022.

In connection with New Loan Agreement, the Company paid its lender a fee of $50,000.

CARES Act

Paycheck Protection Program

On April 14, 2020, the Company entered into a promissory note with PNC, our credit facility lender, in the amount of $5,666,300 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration (“SBA”).

The PPP Loan is unsecured, with a term of two years and has interest rate of 1.00% per annum. Payment of accrued interest and principal shall be deferred for the first six months of the loan. The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note.

Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by the Company for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for an eight-week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to the Company by PNC. At least 75% of such forgiven amount must be used for eligible payroll costs. The Company expects to apply for forgiveness on repayment of a portion of the loan as permitted under the program, which is subject to the approval of its lender.

Deferral of Employment Tax Deposits

The CARES Act, among other things, provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020. In the event that a company receives a loan under the PPP, which the Company did on April 14, 2020, deferment of the employer’s share of social security taxes ceases immediately on the date that the company receives forgiveness on the loan under the PPP from its lender. However, 50% of the amount of social security taxes deferred prior to the loan forgiveness will become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company has elected to defer such taxes starting in mid-April 2020. The Company estimates the remaining payment of approximately $815,000 of social security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. This estimated deferral amount does not take into account the timing of forgiveness on the loan under the PPP which forgiveness is subject to the approval by the Company’s lender.

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

●	demand for our services;
●	continue to focus on expansion into both commercial and international markets to increase revenues;
●	full implementation of our strategic plan;
●	improve revenue and liquidity and increase shareholder values upon full implementation of strategic plan;
●	reductions in the level of government funding in future years;
●	R&D activity of our Medical Segment;
●	reducing operating costs;
●	expect to meet our loan covenant requirements in the next twelve months;
●	cash flow requirements;
●	sufficient liquidity to continue business;
●	apply for forgiveness on PPP Loan subject to approval by our lender;
●	furlough or layoff eligible employees;
●	curtail capital expenditures;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;

●	fund capital expenditures from cash from operations and/or financing;
●	supply chain impact;
●	accounts receivable and collection impact from COVID-19;
●	fund remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with federal government;
●	loss of contracts;
●	second quarter and further financial results due to impact of COVID-19;
●	partial or full shutdown of any of our facilities;
●	future results of operations and liquidity impact from COVID-19;
●	impact of CARES ACT;
●	delay/halt project work and waste shipments by clients; and
●	necessary capital for Medical Segment

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;

●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19;
●	audit of our PPP Loan (as discussed below);
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2019 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this first quarter 2020 Form 10-Q.

COVID-19 Impact

With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the U.S. governmental has deemed the Company an “essential critical infrastructure workforce” in accordance with government guidelines. As a provider of critical infrastructure, we have an obligation to keep our employees working and at the same time, remain focused on protecting the health and wellbeing of our employees and the communities in which we operate while assuring the continuity of our business operations.

Our management team has proactively implemented our business continuity plans and has taken a variety of measures to ensure the ongoing availability of our waste treatment and remediation services, while taking health and safety measures, including separating employee and customer contact, implementing enhanced cleaning and hygiene protocols in all of our facilities, and implementing remote work policies, where possible. To date, as a result of these business continuity measures, we have not experienced material disruptions in the Company’s operations. Additionally, we have experienced minimal impact to our supply chain.

We believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At March 31, 2020, we have cash on hand of $1,859,000 and borrowing availability under our credit facility of $8,537,000, based on our eligible receivables as of that date. Additionally, we received a $5,666,300 loan in April 2020 (“PPP Loan”) under the Paycheck Protection Program (“PPP”) that was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We expect to apply for forgiveness on a portion of the loan as permitted under program, which is subject to the approval of our lender. We currently intend that proceeds from the PPP Loan will allow us to avoid having to furlough or layoff any eligible employees as a result of the COVID-19 pandemic, although there are no assurances that such will not be required (see further discussion of our PPP Loan under “Liquidity and Capital Resources” below). We remain committed to reducing operating costs during this volatile time, which have included curtailing capital expenditures and implementing a hiring freeze, among other things. We have elected to defer payment of our share of social security taxes as permitted under the CARES Act, which is subject to certain limitations (see “CARES Act – Deferral of Employment Tax Deposits” within this MD&A for a discussion of this deferral).

We are closely monitoring our customers’ payment performance. However, since a significant portion of our revenues is derived from government related contracts, we do not expect our accounts receivable collections to be materially impacted, subject to the impact of COVID-19.

The COVID-19 pandemic presents potential new risks to the Company’s business. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Although there have been logistical and other challenges to date, there was no material adverse impact on the Company’s first quarter 2020 results of operations. The Company began to see the impacts of COVID-19 from delayed waste shipments from certain customers and suspended project work in late March 2020 which is expected to impact our results of operations beginning with the second quarter of 2020 and potentially further. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer COVID-19 impacts the level of economic activities in the United States and globally as our customer may continue to delay/halt waste shipments and project work. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity during the next twelve months. As of the date of this report, we believe that our cash on hand, our credit facility and the PPP Loan should provide sufficient liquidity to continue business operations during the next twelve months. Based on our current projection, we believe that during 2020, we will be able to meet the current covenant requirements under our loan agreement despite the impact of COVID-19.

Overview

Revenue increased by $13,152,000 or 112.3% to $24,860,000 for the three months ended March 31, 2020 from $11,708,000 for the corresponding period of 2019. The increase was entirely within our Services Segment where revenue increased $13,494,000 or 748.4% primarily due to the continuation of awards of several contracts/task orders for project work starting in the latter part of the first quarter of 2019 resulting from the success of our implemented strategic plan in winning contract bids. Revenue from our Treatment Segment decreased by $342,000 or 3.5%. Gross profit increased $2,139,000 or 85.5% primarily due to the increase in revenues in the Services Segment. Selling, General, and Administrative (“SG&A”) expenses increased $30,000 or 1.0% for the three months ended March 31, 2020 as compared to the corresponding period of 2019.

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions, the manner in which the applicable government will be required to spend funding to remediate various sites, and/or the impact resulting from COVID-19 as discussed above. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment continues to evaluate strategic options to commercialize its medical isotope production technology. These options generally require substantial capital to fund research and development (“R&D”) requirements, in addition to start-up and production costs. The Company’s Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. The Company anticipates that its Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are continually reviewing methods to raise additional capital to supplement our liquidity requirements, when needed, and reducing our operating costs. We are committed in furthering our implemented strategic plan, which includes continually increasing our overall contract bid/win ratio and expansion into both commercial and international markets to increase revenues in our Treatment and Services Segments to offset the uncertainties of government spending in the United States. Subject to the impact of COVID-19 as discussed above, we believe that the full implementation of our strategic plan should be accomplished over the next few years, and when fully implemented, we believe it should improve our revenue and liquidity and increase our shareholder values.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our three reportable segments: The Treatment, Services, and Medical Segments. Our Medical Segment has not generated any revenue and all costs incurred are included within R&D. Our results of operations for the balance of 2020 could be subject to the impact of COVID-19 as discussed above under “COVID-19 Impact.”

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2020	%	2019	%
Revenues	$24,860	100.0	$11,708	100.0
Cost of good sold	20,220	81.3	9,207	78.6
Gross profit	4,640	18.7	2,501	21.4
Selling, general and administrative	2,928	11.8	2,898	24.8
Research and development	232	.9	227	1.9
Loss on disposal of property and equipment	31	.1	—	—
Income (loss) from operations	$1,449	5.9	$(624)	(5.3)
Interest income	56	.2	81	.7
Interest expense	(120)	(.5)	(87)	(.7)
Interest expense-financing fees	(68)	(.3)	(10)	(.1)
Other	5	—	129	1.0
Income (loss) income from continuing operations before taxes	1,322	5.3	(511)	(4.4)
Income tax expense	(14)	—	(39)	(.3)
Income (loss) income from continuing operations	$1,308	5.3	$(550)	(4.7)

Summary – Three Months Ended March 31, 2020 and 2019

Revenues

Consolidated revenues increased $13,152,000 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change	% Change
Treatment
Government waste	$7,067	28.5	$7,359	62.9	$(292)	(4.0)
Hazardous/non-hazardous (1)	1,524	6.1	1,621	13.8	(97)	(6.0)
Other nuclear waste	972	3.9	925	7.9	47	5.1
Total	9,563	38.5	9,905	84.6	(342)	(3.5)

Services
Nuclear services	14,835	59.7	1,045	8.9	13,790	1319.6
Technical services	462	1.8	758	6.5	(296)	(39.1)
Total	15,297	61.5	1,803	15.4	13,494	748.4

Total	$24,860	100.0	$11,708	100.0	$13,152	112.3

(1) Includes wastes generated by government clients of $623,000 and $611,000 for the three month ended March 31, 2020 and the corresponding period of 2019, respectively.

Treatment Segment revenue decreased $342,000 or 3.5 % for the three months ended March 31, 2020 over the same period in 2019. The revenue decrease was primarily due to lower revenue generated from government clients due to lower waste volume. The decrease in hazardous/non-hazardous waste revenue was also primarily due to lower waste volume. Services Segment revenue increased by $13,494,000 or 748.4% in the three months ended March 31, 2020 as compared to the corresponding period of 2019. As previously discussed, the increase in our Services Segment revenue was primarily due to the awards of several contracts/task orders for project work starting in the latter part of the first quarter of 2019 resulting from the success of our implemented strategic plan in winning contract bids. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $11,013,000 for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$6,818	71.3	$6,948	70.1	$(130)
Services	13,402	87.6	2,259	125.3	11,143
Total	$20,220	81.3	$9,207	78.6	$11,013

Cost of goods sold for the Treatment Segment decreased approximately $130,000 or 1.9%. Treatment Segment costs of goods sold for the three months ended March 31, 2019 included additional closure costs recorded in the amount of $165,000 for our East Tennessee Materials and Energy Corporation (“M&EC”) facility due to finalization of closure requirements in connection with the closure of the facility. Excluding the closure costs, Treatment Segment cost of goods sold increased slightly by $35,000 or 0.5%. Excluding the closure costs recorded in the first quarter of 2019, Treatment Segment’s variable costs increased by approximately $116,000 primarily in disposal, transportation, material and supplies and outside services due to waste mix. Our overall fixed costs were lower by approximately $81,000 resulting from the following: general expenses were lower by $253,000 in various categories; salaries and payroll related expenses were lower by approximately $34,000; maintenance expenses were higher by $112,000; travel expenses were higher by $32,000; regulatory costs were higher by $31,000; and deprecation expenses were higher by $31,000 primarily due to financed leases that we did not have in the first quarter of 2019. Services Segment cost of goods sold increased $11,143,000 or 493.3% primarily due to the significant increase in revenue as discussed above. The increase in cost of goods sold was primarily due to higher salaries and payroll related, travel, and outside services expenses totaling approximately $9,561,000, higher material and supplies and disposal costs totaling approximately $1,311,000, and higher general expenses of $271,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $341,000 and $309,000 for the three months ended March 31, 2020, and 2019, respectively.

Gross Profit (Negative Gross Profit)

Gross profit for the quarter ended March 31, 2020 increased $2,139,000 over the corresponding period of 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$2,745	28.7	$2,957	29.9	$(212)
Services	1,895	12.4	(456)	(25.3)	2,351
Total	$4,640	18.7	$2,501	21.4	$2,139

Excluding the additional $165,000 in closure costs recorded in the first quarter of 2019 as discussed above within our Treatment Segment’s cost of goods sold, our Treatment Segment gross profit decreased by $377,000 and gross margin decreased to 28.7% from 31.5% primarily due to lower revenue from lower waste volume and waste mix. The increase in gross profit in the Services Segment of $2,351,000 and gross margin from (25.3%) to 12.4% was primarily due to the significant increase in revenue as discussed above. Additionally, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $30,000 for the three months ended March 31, 2020, as compared to the corresponding period for 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change
Administrative	$1,360	—	$1,303	—	$57
Treatment	1,061	11.1	1,039	10.5	22
Services	507	3.3	556	30.8	(49)
Total	$2,928	11.8	$2,898	24.8	$30

Our Administrative SG&A was higher primarily due to the following: higher general expenses of approximately $23,000 in various categories and higher outside services by approximately $34,000 resulting from more consulting/subcontract matters. Our Treatment Segment SG&A was higher due to the following: travel expense were higher by $20,000; general expenses were higher by $36,000 in various categories; and salaries and payroll related expenses were lower by approximately $34,000. The lower SG&A costs within our Services Segment was primarily due to the following: bad debt expenses were lower by approximately $94,000 as certain customer accounts which we had previously reserved for were collected in the first quarter of 2020; salaries/payroll related and travel expenses were higher by a total of approximately $37,000; and outside services and general expenses were higher by total of approximately $8,000. Included in SG&A expenses is depreciation and amortization expense of $5,000 and $14,000 for the three months ended March 31, 2020 and 2019, respectively.

R&D

R&D expenses increased $5,000 for the three months ended March 31, 2020, as compared to the corresponding period for 2019, as follows:

(In thousands)	2020	2019	Change
Administrative	$6	$6	$-
Treatment	94	147	(53)
Services	66	—	66
PF Medical	66	74	(8)
Total	$232	$227	$5

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes.

Interest Income

Interest income decreased by approximately $25,000 in the first quarter of 2020 as compared to the corresponding period of 2019 primarily due to lower interest earned from lower finite risk sinking fund balance resulting from the release of $5,000,000 in finite risk sinking funds by AIG Specialty Insurance Company (“AIG”) to us in July 2019 in connection with the closure of our M&EC facility. The $5,000,000 in finite sinking funds represented a partial release of the total collateral held under our finite risk insurance policy. The lower interest income also was partially attributed to a lower interest rate earned on the finite risk sinking funds.

Interest Expense

Interest expense increased approximately $33,000 in the first quarter of 2020 as compared to the corresponding period of 2019 primarily due to higher interest from higher averaged revolver loan balance, higher interest due to new finance leases which we did not have in the first quarter of 2019 and higher interest from the Robert Ferguson loan which we consummated on April 1, 2019 (See “Liquidity and Capital Resources – Financing Activities” for further information of this loan). The overall higher interest was partially offset by lower interest expense from our declining term loan balance outstanding.

Interest Expense- Financing Fees

Interest expense-financing fees increased approximately $58,000 in the first quarter of 2020 as compared to the corresponding period of primarily due to debt discount/debt issuance costs amortized as financing fees in connection with the issuance of our Common Stock and a purchase Warrant as consideration for the Company receiving the $2,500,000 loan from Robert Ferguson on April 1, 2019. (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount/debt issuance costs).

Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

We had net losses of $114,000 and $152,000 for our discontinued operations for the three months ended March 31, 2020 and 2019, respectively (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. Our discontinued operations had no revenues for each of the periods noted above.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2020 were primarily financed by our operations and credit facility availability. We generated approximately $3,424,000 from our continuing operations. Subject to the impact of COVID-19 as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, cash on hand and the $5,666,300 PPP Loan that we received under the Paycheck Protection Program established under the recently enacted CARES Act (see “CARES Act” below for a discussion of this loan). We continue to explore all sources of increasing our capital to supplement our liquidity requirements, when needed, and to improve our revenue and working capital. We are continually reviewing operating costs and are committed to further reducing operating costs to bring them in line with revenue levels, when necessary. Although there are no assurances, particularly in light of the uncertainties COVID-19 has created in economic activities in the United States and globally which may result in our customers further delaying/halt waste shipments and field project work (see “COVID-19 Impact” as previously discussed in this MD&A), at this time, we believe that our cash flows from operations, our available liquidity from our credit facility, our cash on hand and the proceeds from the PPP Loan as discussed above should be sufficient to fund our operations for the next twelve months. Subject to the impact of COVID-19 as discussed above, we continue to further our implemented strategic plan, which includes expansion into international markets and increasing our contract bid/win ratio, which we believe will continue to help improve our results and liquidity. As previously disclosed, our Medical Segment substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are aware that PPP loans in excess of $2,000,000 may be subject to being audited by the appropriate governmental authority. If our PPP Loan is audited, it is currently unknown how our PPP Loan could be affected by an audit. An audit could result, among other things, in us being required to return all or a portion of our PPP Loan.

The following table reflects the cash flow activities during the first three months of 2020:

(In thousands)
Cash provided by operating activities of continuing operations	$3,424
Cash used in operating activities of discontinued operations	(151)
Cash used in investing activities of continuing operations	(895)
Cash provided by investing activities of discontinued operations	13
Cash used in financing activities of continuing operations	(834)
Effect of exchange rate changes in cash	(32)
Increase in cash and finite risk sinking fund (restricted cash)	$1,525

At March 31, 2020, we were in a positive cash position with no revolving credit balance At March 31, 2020, we had cash on hand of approximately $1,859,000, which includes account balances of our foreign subsidiaries totaling approximately $877,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $10,226,000 at March 31, 2020, a decrease of $2,952,000 from the December 31, 2019 balance of $13,178,000. The decrease was primarily due to timing of invoicing which was reflective of the increase in our unbilled receivables and timing of our accounts receivable collection. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections. The amount of our accounts receivables and collection could be materially impacted the longer COVID-19 persists.

Accounts payable, totaled $10,715,000 at March 31, 2020, an increase of $1,438,000 from the December 31, 2019 balance of $9,277,000. The increase in accounts payable was attributed to an increase in costs within our Services Segment resulting from the significant increase in revenue. Additionally, our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital deficit of $166,000 (which included working capital of our discontinued operations) at March 31, 2020, as compared to working capital of $26,000 at December 31, 2019. Our working capital remained steady but was negatively impacted by the increase in our accounts payable, unearned revenue and the current portion of principal payments due within the next twelve months on the Robert Ferguson loan that was consummated in April 2019.

Investing Activities

For the three months ended March 31, 2020, our purchases of capital equipment totaled approximately $978,000, of which $82,000 was financed, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2020 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects, especially in light of the uncertainties that COVID-19 may impact the economy which may have an adverse impact to our results of operations and liquidity.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Amended Loan Agreement, as subsequently amended (“Revised Loan Agreement”), provides us with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $6,100,000, which requires monthly installments of $35,547. The maximum that we can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit is at prime (3.25% at March 31, 2020) plus 2% and the term loan at prime plus 2.5%.

At March 31, 2020, the borrowing availability under our revolving credit was approximately $8,537,000, based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,139,000 from outstanding standby letters of credit. This $8,537,000 in borrowing availability included the release of $250,000 in reduction in borrowing availability on March 31, 2020 that the Company’s lender had previously imposed.

Our credit facility under our Revised Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We met our minimum fixed charge coverage ratio (“FCCR”) requirement of 1.15:1 in the first quarter of 2020. Additionally, the Company met its remaining financial covenant requirements in the first quarter of 2020. At this time, we expect to meet our financial covenants in the next twelve months. However, as discussed previously, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer COVID-19 impacts the level of economic activities in the United States and globally as our customers may continue to delay/halt waste shipments and project work. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity which may impact our ability to meet our financial covenant requirements. In the event that we are unable to meet our financial covenant requirements and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the payment of our borrowing and we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

On May 8, 2020, we entered into a Second Amended Revolving Credit, Term Loan and Security Agreement (the “New Loan Agreement”) with PNC, replacing our previous Revised Loan Agreement as discussed above. The New Loan Agreement provides us with the following credit facility:

●	up to $18,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves; and

●	a term loan of $1,741,818, which requires monthly installments of $35,547.

The New Loan Agreement terminates as of May 15, 2024, unless sooner terminated.

Similar to our Revised Loan Agreement, the New Loan Agreement requires us to meet certain customary financial covenants, including, among other things, a minimum Tangible Adjusted Net Worth requirement of $27,000,000 at all times; maximum capital spending of $6,000,000 annually; and a minimum FCCR requirement of 1.15:1.

Under the New Loan agreement, payment of annual rate of interest due on the credit facility is as follows:

●	revolving credit at prime plus 2.50% or LIBOR plus 3.50% and the term loan at prime plus 3.00% or LIBOR plus 4.00%. We can only elect to use the LIBOR interest payment option after we become compliant with meeting the minimum FCCR requirement of 1.15:1; and

●	Upon the achievement of a FCCR of greater than 1.25:1, we will have the option of paying an annual rate of interest due on the revolving credit at prime plus 2.00% or LIBOR plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. We met this FCCR in the first quarter of 2020.

Under the LIBOR option of interest payment noted above, a LIBOR floor of 0.75% shall apply in the event that LIBOR falls below 0.75% at any point in time.

Pursuant to the New Loan Agreement, we may terminate the New Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the New Loan Agreement. We agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before May 7, 2021 and 1/2% of the total financing if we pays off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee shall apply if we pay off our obligations under the New Loan Agreement after May 7, 2022.

In connection with New Loan Agreement, we paid our lender a fee of $50,000.

As previously disclosed, on April 1, 2019, we completed a lending transaction with Robert Ferguson (the “Lender”), whereby we borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company and also currently serves as a consultant to the Company in connection with the Test Bed Initiatives at our Perma-Fix Northwest Richland, Inc. facility. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also provides for prepayment of principal payments over the term of the Loan without penalty. Since inception of the loan, we have made total prepayments in principal of $832,000, of which $312,000 was made in the first quarter of 2020. In connection with this capital raise transaction described above and consideration for us receiving the Loan, we issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at March 31, 2020. The fair value of the Warrant was estimated to be approximately $93,000 using the Black-Scholes option pricing model. As further consideration for this capital raise transaction relating to the Loan, we also issued 75,000 shares of our Common Stock to the Lender. We determined the fair value of the 75,000 shares of Common Stock to be approximately $263,000 which was based on the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan, pursuant to the Loan and Securities Purchase Agreement. The fair value of the Warrant and Common Stock and the related closing fees incurred totaling approximately $398,000 from the transaction was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

On May 13, 2019, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on May 22, 2019. The shelf registration statement gives us the ability to sell up to 2,500,000 shares of our Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time. The terms of any offering under the registration statement will be established at the time of the offering and be set forth in an accompanying prospectus or prospectus supplement relating to the offering. At this time, the Company does not have any immediate plans or current commitments to issue shares under the registration statement. This is not an offer to sell or a solicitation of an offer to buy, nor shall there be a sale of securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

CARES Act

Paycheck Protection Program

On April 14, 2020, we entered into a promissory note with PNC, our credit facility lender, in the amount of $5,666,300 under the Paycheck Protection Program (the “PPP Loan”). The PPP was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration (“SBA”).

The PPP Loan is unsecured, with a term of two years and has interest rate of 1.00% per annum. Payment of accrued interest and principal shall be deferred for the first six months of the loan. The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note.

Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by us for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for an eight-week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to us by PNC. At least 75% of such forgiven amount must be used for eligible payroll costs. We expect to apply for forgiveness on repayment of a portion of the loan as permitted under the program, which is subject to the approval of its lender.

Deferral of Employment Tax Deposits

The CARES Act, among other things, provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020. In the event that a company receives a loan under the PPP, which the Company did on April 14, 2020, deferment of the employer’s share of social security taxes ceases immediately on the date that the company receives forgiveness on the loan under the PPP from its lender. However, 50% of the amount of social security taxes deferred prior to the loan forgiveness will become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company elected to defer such taxes in mid-April 2020. We estimate the remaining payment of approximately $815,000 of social security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. This estimated deferral amount does not take into account the timing of forgiveness on the loan under the PPP which forgiveness is subject to the approval by our lender.

The CARES Act, among other things, includes modifications to net operating loss carryforwards provisions and the net interest expense deduction, and deferment of social security tax payments. We have elected to defer payment of our shares of social security taxes starting as discussed above. We are currently evaluating the provisions of the CARES Act and how certain other elections may impact our financial position, results of operations, and disclosures, if elected.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2020, the total amount of standby letters of credit outstanding totaled approximately $3,139,000 and the total amount of bonds outstanding totaled approximately $51,538,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At March 31, 2020, the closure and post-closure requirements for these facilities were approximately $19,651,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the quarter ended March 31, 2020, or will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. Our Treatment and Services Segments have significant relationships with the U.S and Canadian governmental authorities, and continue to enter into contracts, directly as the prime contractor or indirectly for others as a subcontractor to government authorities. Our inability to continue under existing contracts that we have with the U.S federal government and Canadian government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. In addition, our U.S. governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination or renegotiation on 30 days notice at the government’s option. The Task Order Agreements (“TOAs”) with the Canadian government generally provide that the government may terminate a TOA at any time for convenience.

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly as a subcontractor to government entities, representing approximately $22,502,000 or 90.5% of our total revenue during the three months ended March 31, 2020, as compared to $8,993,000 or 76.8% of our total revenue during the corresponding period of 2019.

Coronavirus Impact. The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the responses to the pandemic is rapidly evolving. As a result of COVID-19, certain field projects for remediation work have been and remain suspended until further notice due to precautions associated with the risk of potential virus spread among staff and client. Additionally, certain customers have continued to delay waste shipments to us resulting from the uncertainty of COVID-19. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as our customers could curtail and reduce capital and overall spending.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on our customers, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy. Our future results of operations and liquidity could be adversely impacted by continued delays in waste shipments and field projects by our customers as well as potential partial/full shutdown of any of our facilities due to COVID-19. See discussion “COVID-19 Impact” at the beginning of this MD&A.

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

At March 31, 2020, we had total accrued environmental remediation liabilities of $895,000, a decrease of $32,000 from the December 31, 2019 balance of $927,000. The increase represents payments made on remediation projects for our Perma-Fix of South Georgia, Inc. subsidiary. At March 31, 2020, $785,000 of the total accrued environmental liabilities was recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2020.

(b)	Changes in internal control over financial reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2019 except the following.

COVID-19 could result in material adverse effects on our business, financial position, results of operations and cash flows.

The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the responses to the pandemic is rapidly evolving. As a result of COVID-19, certain field projects for remediation work have been and remain suspended until further notice due to precautions associated with the risk of potential virus spread among staff and client. Additionally, certain customers have continued to delay/halt waste shipments to us resulting from the uncertainty of COVID-19. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as our customers could curtail and reduce capital and overall spending.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company’s customers, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy. The Company’s future results of operations and liquidity could be adversely impacted by continued delays in waste shipments and field projects by our customers as well as potential partial/full shutdown of any of our facilities due to COVID-19.

Item 5.	Other Information

 See discussion under “Note 16 – Subsequent Event – Credit Facility” of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources – Financing Activities” of the Management’s Discussion and Analysis contained in this Form 10-Q discussing the New Loan Agreement, dated May 8, 2020, with our lender, PNC.

Item 6.	Exhibits

(a)	Exhibits

4.1	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 8, 2020.
4.2	Payment Protection Program Term Note dated April 11, 2020, by and between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 15, 2020.
10.1	2020 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 22, 2020.
10.2	2020 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 22, 2020.
10.3	2020 Incentive Compensation Plan for Executive Vice President of Strategic Initiatives, effective January 1, 2020, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 22, 2020.
10.4	2020 Incentive Compensation Plan for Executive Vice President of Nuclear and Technical Services, effective January 1, 2020, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 22, 2020.
10.5	Second Amendment to Stock Option Agreement dated July 27, 2017 between Perma-Fix Environmental Services, Inc. and Mr. Robert L. Ferguson, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on March 31, 2020.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 12, 2020	By:	/s/ Mark Duff
Mark Duff President and Chief (Principal) Executive Officer

Date: May 12, 2020	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

