Form 10-Q
period 2020-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2020-08-07
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at July 30, 2020
Common Stock, $.001 Par Value	12,144,721 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$5,630	$390
Accounts receivable, net of allowance for doubtful accounts of $426 and $487, respectively	10,806	13,178
Unbilled receivables	11,069	7,984
Inventories	548	487
Prepaid and other assets	2,761	2,983
Current assets related to discontinued operations	124	104
Total current assets	30,938	25,126

Property and equipment:
Buildings and land	20,045	19,967
Equipment	21,463	20,068
Vehicles	457	410
Leasehold improvements	23	23
Office furniture and equipment	1,431	1,418
Construction-in-progress	1,524	1,609
Total property and equipment	44,943	43,495
Less accumulated depreciation	(27,501)	(26,919)
Net property and equipment	17,442	16,576

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,419	2,545

Intangibles and other long term assets:
Permits	8,850	8,790
Other intangible assets - net	999	1,065
Finite risk sinking fund (restricted cash)	11,390	11,307
Other assets	753	989
Other assets related to discontinued operations	—	36
Total assets	$72,872	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	June 30,	December 31,
	2020	2019
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,560	$9,277
Accrued expenses	5,794	6,118
Disposal/transportation accrual	1,129	1,156
Deferred revenue	3,699	5,456
Accrued closure costs - current	82	84
Current portion of long-term debt	1,730	1,300
Current portion of operating lease liabilities	258	244
Current portion of finance lease liabilities	444	471
Current liabilities related to discontinued operations	928	994
Total current liabilities	25,624	25,100

Accrued closure costs	6,125	5,957
Deferred tax liabilities	595	590
Long-term debt, less current portion	6,547	2,580
Long-term operating lease liabilities, less current portion	2,209	2,342
Long-term finance lease liabilities, less current portion	375	466
Long-term liabilities related to discontinued operations	248	244
Other long-term liabilities	393	—
Total long-term liabilities	16,492	12,179

Total liabilities	42,116	37,279

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 12,142,771 and 12,123,520 shares issued, respectively; 12,135,129 and 12,115,878 shares outstanding, respectively	12	12
Additional paid-in capital	108,659	108,457
Accumulated deficit	(75,891)	(77,315)
Accumulated other comprehensive loss	(262)	(211)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	32,430	30,855
Non-controlling interest	(1,674)	(1,619)
Total stockholders’ equity	30,756	29,236

Total liabilities and stockholders’ equity	$72,872	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2020	2019	2020	2019

Net revenues	$22,047	$17,135	$46,907	$28,843
Cost of goods sold	18,737	13,864	38,957	23,071
Gross profit	3,310	3,271	7,950	5,772

Selling, general and administrative expenses	2,700	2,705	5,627	5,603
Research and development	209	223	441	450
(Gain) loss on disposal of property and equipment	(4)	(1)	27	(1)
Income (loss) from operations	405	344	1,855	(280)

Other income (expense):
Interest income	28	107	84	188
Interest expense	(99)	(107)	(219)	(194)
Interest expense-financing fees	(60)	(60)	(129)	(70)
Other	4	95	9	224
Loss on extinguishment of debt	(27)	—	(27)	—
Income (loss) from continuing operations before taxes	251	379	1,573	(132)
Income tax (benefit) expense	(9)	6	5	45
Income (loss) from continuing operations, net of taxes	260	373	1,568	(177)

Loss from discontinued operations (net of taxes of $0)	(85)	(115)	(199)	(267)
Net income (loss)	175	258	1,369	(444)

Net loss attributable to non-controlling interest	(29)	(31)	(55)	(61)

Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$204	$289	$1,424	$(383)

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:
Continuing operations	$.02	$.03	$.13	$(.01)
Discontinued operations	—	(.01)	(.01)	(.02)
Net income (loss) per common share	$.02	$.02	$.12	$(.03)

Number of common shares used in computing net income (loss) per share:
Basic	12,135	12,054	12,129	12,008
Diluted	12,286	12,122	12,320	12,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

. PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2020	2019	2020	2019

Net income (loss)	$175	$258	$1,369	$(444)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	28	(4)	(51)	8

Comprehensive income (loss)	203	254	1,318	(436)
Comprehensive loss attributable to non-controlling interest	(29)	(31)	(55)	(61)
Comprehensive income (loss) attributable to Perma-Fix
Environmental Services, Inc. stockholders	$232	$285	$1,373	$(375)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity
Balance at December 31, 2019	12,123,520	$12	$108,457	$(88)	$(211)	$(1,619)	$(77,315)	$29,236
Net Income (loss)	—	—	—	—	—	(26)	1,220	1,194
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Issuance of Common Stock upon exercise of options	3,643	—	6	—	—	—	—	6
Issuance of Common Stock for services	5,128	—	48	—	—	—	—	48
Stock-Based Compensation	—	—	44	—	—	—	—	44
Balance at March 31, 2020	12,132,291	$12	$108,555	$(88)	$(290)	$(1,645)	$(76,095)	$30,449
Net Income (loss)	—	—	—	—	—	(29)	204	175
Foreign currency translation	—	—	—	—	28	—	—	28
Issuance of Common Stock upon exercise of options	241	—	—	—	—	—	—	—
Issuance of Common Stock for services	10,239	—	56	—	—	—	—	56
Stock-Based Compensation	—	—	48	—	—	—	—	48
Balance at June 30, 2020	12,142,771	$12	$108,659	$(88)	$(262)	$(1,674)	$(75,891)	$30,756

Balance at December 31, 2018	11,944,215	$12	$107,548	$(88)	$(214)	$(1,495)	$(79,630)	$26,133
Net loss	—	—	—	—	—	(30)	(672)	(702)
Foreign currency translation	—	—	—	—	12	—	—	12
Issuance of Common Stock for services	24,964	—	60	—	—	—	—	60
Stock-Based Compensation	—	—	48	—	—	—	—	48
Balance at March 31, 2019	11,969,179	$12	$107,656	$(88)	$(202)	$(1,525)	$(80,302)	$25,551
Net income (loss)	—	—	—	—	—	(31)	289	258
Foreign currency translation	—	—	—	—	(4)	—	—	(4)
Issuance of Common Stock for services	17,902	—	62	—	—	—	—	62
Stock-Based Compensation	—	—	36	—	—	—	—	36
Issuance of Common Stock with debt	75,000	—	263	—	—	—	—	263
Issuance of warrant with debt	—	—	93	—	—	—	—	93
Balance at June 30, 2019	12,062,081	$12	$108,110	$(88)	$(206)	$(1,556)	$(80,013)	$26,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,369	$(444)
Less: loss from discontinued operations, net of taxes of $0	(199)	(267)

Income (loss) from continuing operations, net of taxes	1,568	(177)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	711	641
Interest on finance lease with purchase option	4	—
Loss on extinguishment of debt	27	—
Amortization of debt discount/debt issuance costs	129	67
Deferred tax expense	5	7
(Recovery of) provision for bad debt reserves	(107)	37
Loss (gain) on disposal of property and equipment	27	(1)
Issuance of common stock for services	104	122
Stock-based compensation	92	84
Changes in operating assets and liabilities of continuing operations
Accounts receivable	2,479	(49)
Unbilled receivables	(3,085)	(3,053)
Prepaid expenses, inventories and other assets	714	281
Accounts payable, accrued expenses and unearned revenue	289	1,178
Cash provided by (used in) continuing operations	2,957	(863)
Cash used in discontinued operations	(259)	(334)
Cash provided by (used in) operating activities	2,698	(1,197)

Cash flows from investing activities:
Purchases of property and equipment	(1,366)	(312)
Proceeds from sale of property and equipment	4	32
Cash used in investing activities of continuing operations	(1,362)	(280)
Cash provided by investing activities of dicontinued operations	13	44
Cash used in investing activities	(1,349)	(236)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(47,058)	(23,816)
Borrowing on revolving credit	46,737	23,177
Proceeds from issuance of long-term debt	5,666	2,500
Proceeds from finance leases	—	120
Principal repayments of finance lease liabilities	(229)	(101)
Principal repayments of long term debt	(1,045)	(610)
Payment of debt issuance costs	(85)	(90)
Proceeds from issuance of common stock upon exercise of options	6	—
Cash provided by financing activities of continuing operations	3,992	1,180

Effect of exchange rate changes on cash	(18)	15

Increase (decrease) in cash and finite risk sinking fund (restricted cash)	5,323	(238)
Cash and finite risk sinking fund (restricted cash) at beginning of period	11,697	16,781
Cash and finite risk sinking fund (restricted cash) at end of period	$17,020	$16,543

Supplemental disclosure:
Interest paid	$207	$184
Income taxes paid	30	121
Equipment purchase subject to finance lease	132	22
Issuance of Common Stock with debt	—	263
Issuance of Warrant with debt	—	93

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2020.

The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and our majority-owned Polish subsidiary, Perma-Fix Medical. Additionally, the Company’s financial statements include the account of a variable interest entity (“VIE”), Perma-Fix ERRG for which we are the primary beneficiary (See “Note 14 - VIE” for a discussion of this VIE).

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASU 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 on March 12, 2020 by the Company did not have a material impact on the Company’s financial statements. The Company will continue to assess the potential impact of this ASU through the effective period.

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05 “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)” (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. These ASUs are effective January 1, 2023 for the Company as a smaller reporting company. The Company had expected to early adopt theses ASUs effective January 1, 2020; however, due to the need for reallocation of the Company’s resources to manage COVID-19 related matters, the Company has deferred adoption of theses ASUs effective January 1, 2020 and expect to adopt these ASUs by January 1, 2023.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. COVID-19 Impact

The spread of COVID-19 continues to result in significant volatility in the U.S. and international markets. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. As previously reported, the COVID-19 pandemic did not result in a material impact to the Company’s first quarter 2020 results of operations; however, the Company’s second quarter results of operations were impacted by the shutdown of a number of projects and the delays of certain waste shipments which began in late March 2020 that continued into the second quarter of 2020. As states began to lift stay-at-home orders, along with certain other restrictions since the start of the pandemic, in the latter part of the second quarter of 2020, the Company was able to restart on a number, but not all, of the projects that were previously shutdown. Despite these project shutdowns, revenues within our Services Segment in the second quarter of 2020 exceeded the corresponding period of 2019 by approximately $7,166,000. The Company continues to experience some delays in waste shipments from certain customers within our Treatment Segment due to the planning time that is required by these customers to restart waste shipments as they return to work on-site. These continued project shutdowns and waste shipment delays may impact the Company’s results of operations for the third quarter of 2020 and potentially the remainder of fiscal year 2020.

At this time, the Company believes it has sufficient liquidity on hand to continue business operations during the next twelve months. At June 30, 2020, the Company had cash on hand of approximately $5,630,000 and borrowing availability under our revolving credit facility of $12,330,000 based on a percentage of eligible receivables and subject to certain reserves. The Company’s cash at June 30, 2020 included proceeds received from a loan in the amount of approximately $5,666,000 (“PPP Loan”) in April 2020 under the Paycheck Protection Program (“PPP”) that was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law, amending the CARES Act (see “Note 9 – Long Term Debt –PPP Loan” for further detail of this loan. Additionally, see “Note 16 – Subsequent Event – PPP Loan” for the discussion of the repayment of approximately $327,000 of the PPP Loan the Company made on July 9, 2020). The Company continues to assess reducing operating costs during this volatile time, which include curtailing capital expenditures, eliminating non-essential expenditures and implementing a hiring freeze as needed.

The Company is closely monitoring our customers’ payment performance. However, as a significant portion of our revenues is derived from government related contracts, the Company does not expect its accounts receivable collections to be materially impacted due to COVID-19.

The situation surrounding COVID-19 continues to remain fluid. The potential for a material impact on the Company’s business increases the longer COVID-19 impacts the level of economic activities in the United States and globally as our customers may continue to delay waste shipments and project work may shut down again. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity which may impact our ability to meet our financial covenant requirements under our credit facility. Given the current economic environment and the market volatility from COVID-19, the Company considered whether these events or changes in circumstances triggered the need for an interim impairment analysis of our long-lived assets and intangible assets. Based on the Company’s assessment of the impact of these conditions on our business, the Company determined there was no triggering event as of June 30, 2020. However, as the effects of the COVID-19 pandemic continue to evolve, the Company will continue to assess the need to perform interim impairment tests of our long-lived assets and intangible assets.

The CARES Act, as amended, among other things, includes modifications to net operating loss carryforwards, corporate alternative minimum tax (“AMT”) provisions, net interest expense deduction, and deferment of social security tax payments. The Company elected to defer payment of its shares of social security taxes starting in April 2020 (see “Note 15 – Deferral of Employment Tax Deposits”). The Company continues to evaluate the provisions of the CARES Act, as amended, and how certain other elections may impact our financial position, results of operations, and disclosures, if elected.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$7,840	$5,751	$13,591	$10,094	$2,709	$12,803
Time and materials	―	8,456	8,456	―	4,332	4,332
Total	$7,840	$14,207	$22,047	$10,094	$7,041	$17,135

Revenue by Contract Type
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$17,403	$8,698	$26,101	$19,999	$3,137	$23,136
Time and materials	―	20,806	20,806	―	5,707	5,707
Total	$17,403	$29,504	$46,907	$19,999	$8,844	$28,843

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$6,055	$12,791	$18,846	$6,537	$4,842	$11,379
Domestic commercial	1,785	431	2,216	3,395	855	4,250
Foreign government	―	965	965	162	1,323	1,485
Foreign commercial	―	20	20	―	21	21
Total	$7,840	$14,207	$22,047	$10,094	$7,041	$17,135

Revenue by generator
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$13,745	$26,589	$40,334	$14,449	$5,529	$19,978
Domestic commercial	3,658	893	4,551	5,274	1,613	6,887
Foreign government	―	1,979	1,979	220	1,659	1,879
Foreign commercial	―	43	43	56	43	99
Total	$17,403	$29,504	$46,907	$19,999	$8,844	$28,843

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2020	December 31, 2019	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$10,806	$13,178	$(2,372)	(18.0)%
Unbilled receivables - current	11,069	7,984	3,085	38.6%

Contract liabilities
Deferred revenue	$3,699	$5,456	$(1,757)	(32.2)%

During the three and six months ended June 30, 2020, the Company recognized revenue of $2,516,000 and $6,539,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. During the three and six months ended June 30, 2019, the Company recognized revenue of $2,865,000 and $7,442,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

Remaining Performance Obligations

The Company applies the practical expedient in FASB Accounting Standards Codification (“ASC”) 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

5. Leases

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent primarily leases for office spaces used to conduct our business. These leases have remaining terms of approximately 4 to 10 years which include one or more options to renew, with renewal terms from 3 years to 8 years (which are included in valuing our ROU assets and liabilities). As most of our operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate when determining the present value of the lease payments. The incremental borrowing rate is determined based on the Company’s secured borrowing rate, lease terms and current economic environment. Some of our operating leases include both lease (rent payments) and non-lease components (maintenance costs such as cleaning and landscaping services). The Company has elected the practical expedient to account for lease component and non-lease component as a single component for all leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance leases primarily consist of processing and transport equipment used by our facilities’ operations. Our finance leases also includes a building with land for our waste treatment operations. The Company’s finance leases generally have terms between one to three years and most of the leases include options to purchase the underlying assets at fair market value at the conclusion of the lease term. The lease for the building and land has a term of two year with option to buy at the end of the lease term which the Company is reasonably certain exercise.

The Company adopted the policy to not recognize ROU assets and liabilities for short term leases.

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Leases:
Lease cost	$114	$124	$228	$228

Finance Leases:
Amortization of ROU assets	26	10	52	19
Interest on lease liability	29	13	50	25
	55	23	102	44

Short-term lease rent expense	1	23	4	72

Total lease cost	170	170	334	344

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2020 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	8.4	1.5

Weighted average discount rate	8.0%	11.0%

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2020 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2020 Remainder		$222		$365
2021		450		405
2022		458		123
2023		466		2
2024		342		―
2025 and thereafter		1,457		―
Total undiscounted lease payments		3,395		895
Less: Imputed interest		(928)		(76)
Present value of lease payments		$2,467		$819

Current portion of operating lease obligations		$258	$	―
Long-term operating lease obligations, less current portion		$2,209	$	―
Current portion of finance lease obligations	$	―		$444
Long-term finance lease obligations, less current portion	$	―		$375

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020	2019
Cash paid for amounts included in the measurement
of lease liabilities:
Operating cash flow used in operating leases		$110		$119	$220	$217
Operating cash flow used in finance leases		$29		$13	$50	$25
Financing cash flow used in finance leases		$128		$57	$229	$101

ROU assets obtained in exchange for lease obligations for:
Finance liabilities		$41	$	―	$123	$138
Operating liabilities	$	―		182	―	182

6. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted Average	June 30, 2020			December 31, 2019
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	11	$797	$(368)	$429	$760	$(358)	$402
Software	3	420	(409)	11	414	(408)	6
Customer relationships	10	3,370	(2,811)	559	3,370	(2,713)	657
Total		$4,587	$(3,588)	$999	$4,544	$(3,479)	$1,065

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Year	Amount (In thousands)

2020(remaining)	$112
2021	202
2022	175
2023	132
2024	10

Amortization expenses relating to the definite-lived intangible assets as discussed above were $55,000 and $109,000 for the three and six months ended June 30, 2020, respectively, and $61,000 and $134,000 for the three and six months ended June 30, 2019, respectively.

7. Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

On February 4, 2020, the Company granted 6,000 NQSOs from the Company’s 2003 Outside Directors Stock Plan (“2003 Plan”) to a new director elected by the Company’s Board of Directors (“Board”) to fill a vacancy on the Board. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $7.00 per share, which was equal to the Company’s closing stock price per share the day preceding the grant date, pursuant to the 2003 Plan.

On January 17, 2019 the Company granted 105,000 ISOs from the 2017 Stock Option Plan (“2017 Plan”) to certain employees, which included our executive officers as follows: 25,000 ISOs to our Chief Executive Officer (“CEO”); 15,000 ISOs to our Chief Financial Officer (“CFO”); and 15,000 ISOs to our Executive Vice President (“EVP”) of Strategic Initiatives. The ISOs granted were for a contractual term of six years with one-fifth vesting annually over a five year period. The exercise price of the ISO was $3.15 per share, which was equal to the fair market value of the Company’s Common Stock per share on the date of grant.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Plan for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. On January 17, 2019, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) and Board approved an amendment to the Ferguson Stock Option whereby the vesting date for the second milestone for the purchase of up to 30,000 shares of the Company’s Common Stock was extended to March 31, 2020 from January 27, 2019. On March 27, 2020, the Compensation Committee and the Board approved another amendment to the Ferguson Stock Option whereby the vesting date for the second milestone was further extended to December 31, 2021 from March 31, 2020 and the vesting date for the third milestone for the purchase of up to 60,000 shares of the Company’s Common Stock was extended to December 31, 2022 from January 27, 2021. The 10,000 options under the first milestone were exercised by Robert Ferguson in May 2018. The Company has not recognized compensation costs (fair value of approximately $334,000 at June 30, 2020) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at June 30, 2020. All other terms of the Ferguson Stock Option remain unchanged.

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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2020 and 2019 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2020	2019	2020	2019
Employee Stock Options	$33,000	$36,000	$65,000	$79,000
Director Stock Options	15,000	―	27,000	5,000
Total	$48,000	$36,000	$92,000	$84,000

At June 30, 2020, the Company has approximately $335,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.6 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2020 and June 30, 2019, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan, the 2017 Plans and the 2003 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2020	681,300	$3.84
Granted	6,000	$7.00
Exercised	(12,500)	$3.47		$16,060
Forfeited/expired	(20,000)	$3.45
Options outstanding end of period (1)	654,800	$3.88	3.7	$1,685,031
Options exercisable at June 30, 2020(1)	306,800	$4.20	3.6	$711,306

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2019	616,000		$4.23
Granted	105,000		$3.15
Exercised	─	$	─
Forfeited/expired	(13,000)		$3.43
Options outstanding end of period (2)	708,000		$4.08	4.4	$209,318
Options exercisable as of June 30, 2019(2)	430,000		$4.94	4.1	$43,518

(1) Options with exercise prices ranging from $2.79 to $8.40

(2) Options with exercise prices ranging from $2.79 to $13.35

(3) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the six months ended June 30, 2020, the Company issued a total of 15,367 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $115,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the six months ended June 30, 2020, the Company issued 2,000 shares of its Common Stock resulting from the exercise of options from the Company’s 2017 Plan for total proceeds of $6,300. Additionally, the Company issued 1,884 shares of its Common Stock from cashless exercises of 8,000 and 2,500 options at $3.60 per share and $3.15 per share, respectively.

8. Income (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2020	2019	2020	2019
Net income (loss) attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income (loss) from continuing operations, net of taxes	$260	$373	$1,568	$(177)
Net loss attributable to non-controlling interest	(29)	(31)	(55)	(61)
Income (loss) from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	289	404	1,623	(116)
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(85)	(115)	(199)	(267)
Net income (loss) attributable to Perma-Fix Environmental Services, Inc. common stockholders	$204	$289	$1,424	$(383)

Basic income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.02	$.02	$.12	$(.03)

Diluted income (loss) per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.02	$.02	$.12	$(.03)

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,135	12,054	12,129	12,008
Add: dilutive effect of stock options	134	68	171	─
Add: dilutive effect of warrants	17	─	20	─
Diluted weighted average shares outstanding	12,286	12,122	12,320	12,008

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	38	113	38	186
Warrant	―	―	―	―

9. Long Term Debt

Long-term debt consists of the following at June 30, 2020 and December 31, 2019:

(Amounts in Thousands)	June 30, 2020			December 31, 2019
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024, Effective interest rate for the first six months of 2020 was 6.1%. (1)	$	―		$321
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first six months of 2020 was 6.0%. (1)		1,586	(2)	1,827	(2)
Promissory Note dated April 1, 2019, payable in twelve monthly installments of interest only, starting May 1, 2019 followed with twelve monthly installments of approximately $208 in principal plus accrued interest. Interest accrues at annual rate of 4.0%. (3)		999	(4)	1,732	(4)
Promissory Note dated April 14, 2020, subject to loan forgiveness, balance due April 14, 2022. Interest accrues at annual rate of 1.0%. (3)		5,666	(5)	―
Note Payable dated June 10, 2020, payable in 36 monthly installments, starting in July 2020 at annual interest rate of $5.64%.		26		―
Total debt		8,277		3,880
Less current portion of long-term debt		1,730	(4)	1,300	(4)
Long-term debt		$6,547		$2,580

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment. Effective July 1, 2019, monthly installment principal payment on the Term Loan was amended to approximately $35,500 from approximately $101,600. See “Revolving Credit and Term Loan Agreement” below for terms of the Company’s credit facility prior to the New Loan Agreement dated May 8, 2020.

(2) Net of debt issuance costs of ($120,000) and ($92,000) at June 30, 2020 and December 31, 2019, respectively.

(3) Uncollateralized note.

(4) Net of debt discount/debt issuance costs of ($149,000) and ($248,000) at June 30, 2020 and December 31, 2019, respectively.

The Promissory Note provides for prepayment of principal over the term of the Note without penalty. In 2019, the Company made total prepayment of principal of $520,000 which was reflected in the current portion of the debt. During the first six months of 2020, the Company made total principal repayment of $832,000 of which $416,000 was prepaid. At June 30, 2020, outstanding balance of the loan are current.

(5) Entered into with the Company’s credit facility lender under the Paycheck Protection Program (see “PPP Loan” below for further information on this loan).

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Amended Loan Agreement had been amended from time to time since the execution of the Amended Loan Agreement. The Amended Loan Agreement, as subsequently amended (“Revised Loan Agreement”), provided the Company with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $6,100,000. The maximum that the Company can borrow under the revolving credit was based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit under the Revised Loan Agreement was at prime (3.25% at June 30, 2020) plus 2% and the term loan at prime plus 2.5%.

On May 8, 2020, the Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “New Loan Agreement”) with PNC, replacing our previous Revised Loan Agreement with PNC. The New Loan Agreement provides the Company with the following credit facility:

●	up to $18,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves; and

●	a term loan of $1,741,818, which requires monthly installments of $35,547.

The New Loan Agreement terminates as of May 15, 2024, unless sooner terminated.

Similar to our Revised Loan Agreement, the New Loan Agreement requires the Company to meet certain customary financial covenants, including, among other things, a minimum Tangible Adjusted Net Worth requirement of $27,000,000 at all times; maximum capital spending of $6,000,000 annually; and a minimum fixed charge coverage ratio (“FCCR”) requirement of 1.15:1.

Under the New Loan agreement, payment of annual rate of interest due on the credit facility is as follows:

●	revolving credit at prime plus 2.50% or London InterBank Offer Rate (“LIBOR”) plus 3.50% and the term loan at prime plus 3.00% or LIBOR plus 4.00%. The Company can only elect to use the LIBOR interest payment option after it becomes compliant with meeting the minimum FCCR of 1.15:1; and

●	Upon the achievement of a FCCR of greater than 1.25:1, the Company will have the option of paying an annual rate of interest due on the revolving credit at prime plus 2.00% or LIBOR plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. The Company met this FCCR in the first and second quarters of 2020. Upon meeting the FCCR of 1.25:1, this interest payment option will remain in place in the event that the Company’s future FCCR falls below 1.25:1.

Under the LIBOR option of interest payment noted above, a LIBOR floor of 0.75% shall apply in the event that LIBOR falls below 0.75% at any point in time.

Pursuant to the New Loan Agreement, the Company may terminate the New Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the New Loan Agreement. The Company has agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before May 7, 2021 and 0.5% of the total financing if we pay off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee shall apply if we pay off our obligations under the New Loan Agreement after May 7, 2022.

In connection with New Loan Agreement, the Company paid its lender a fee of $50,000 and incurred other direct costs of approximately $35,000, which are being amortized over the term of the New Loan Agreement as interest expense-financing fees. As a result of the termination of the Revised Loan Agreement, the Company recorded approximately $27,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishment.”

At June 30, 2020, the borrowing availability under our revolving credit was approximately $12,330,000, based on our eligible receivables and includes a reduction an in borrowing availability of approximately $3,126,000 from outstanding standby letters of credit.

The Company’s credit facility under its Revised and New Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its FCCR requirement in the first and second quarters of 2020. Additionally, the Company met its remaining financial covenant requirements in the first and second quarters of 2020.

Loan and Securities Purchase Agreement, Promissory Note and Subordination Agreement

On April 1, 2019, the Company completed a lending transaction with Robert Ferguson (the “Lender”), whereby the Company borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company and also serves as a consultant to the Company in connection with the Company’s TBI at its PFNWR subsidiary. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also allows for prepayment of principal payments over the term of the Loan without penalty with such prepayment of principal payments to be applied to the second year of the loan payments at the Company’s discretion. Since inception of the loan, the Company has made total prepayments in principal of $936,000, of which $416,000 was made in the first six months of 2020. In connection with the above Loan, the Lender agreed under the terms of the Loan and a Subordination Agreement with our credit facility lender, to subordinate payment under the Loan, and agreed that the Loan will be junior in right of payment to the credit facility in the event of default or bankruptcy or other insolvency proceeding by us. In connection with this capital raise transaction described above and consideration for us receiving the Loan, the Company issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant expires on April 1, 2024 and remains outstanding at June 30, 2020. As further consideration for this capital raise transaction relating to the Loan, the Company also issued 75,000 shares of its Common Stock to the Lender. The fair value of the Warrant and Common Stock and the related closing fees incurred from the transaction totaled approximately $398,000 and was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

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

PPP Loan

On April 14, 2020, the Company entered into a promissory note with PNC, our credit facility lender, in the amount of $5,666,300 under the PPP (the “PPP Loan”). The PPP was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration (“SBA”). On June 5, 2020, the Flexibility Act was signed into law which amended the CARES Act. The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note. (See “Note 16 – Subsequent Event – PPP Loan” for a discussion of a repayment of approximately $327,000 of the PPP Loan to PNC on July 9, 2020 which amount has been included in “current portion of long-term debt” in the Company’s Consolidated Balance Sheet at June 30, 2020).

Under the terms of the Flexibility Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by the Company for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for the covered period (which is defined as a 24 week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to the Company by PNC). At least 60% of such forgiven amount must be used for eligible payroll costs. The Company expects to apply for forgiveness on repayment of the loan as permitted under the program, which is subject to the approval of our lender. If all or a portion of the PPP Loan is not forgiven, all or the remaining portion will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until the date that the SBA remits the loan forgiveness amount to our lender, provided that the Company submits its loan forgiveness application to our lender within ten months following the last day of the applicable covered period. While the Company’s PPP Loan currently has a two year maturity, the Flexibility Act permits the Company to request a five year maturity with our lender which the Company does not expect to request at this time.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $19,651,000 at June 30, 2020. At June 30, 2020 and December 31, 2019, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,390,000 and $11,307,000, respectively, which included interest earned of $1,919,000 and $1,836,000 on the finite risk sinking funds as of June 30, 2020 and December 31, 2019, respectively. Interest income for the three and six months ended June 30, 2020 was approximately $27,000 and $83,000, respectively. Interest income for the three and six months ended June 30, 2019 was approximately $107,000 and $188,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2020, the total amount of standby letters of credit outstanding was approximately $3,126,000 and the total amount of bonds outstanding was approximately $52,519,000.

11. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $85,000 and $115,000 for the three months ended June 30, 2020 and 2019, respectively (net of taxes of $0 for each period) and net losses of $199,000 and $267,000 for the six months ended June 30, 2020 and 2019, respectively, (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of June 30, 2020 and December 31, 2019. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2020	2019
Current assets
Other assets	$124	$104
Total current assets	124	104
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	—	36
Total long-term assets	81	117
Total assets	$205	$221
Current liabilities
Accounts payable	$5	$8
Accrued expenses and other liabilities	167	169
Environmental liabilities	756	817
Total current liabilities	928	994
Long-term liabilities
Closure liabilities	138	134
Environmental liabilities	110	110
Total long-term liabilities	248	244
Total liabilities	$1,176	$1,238

(1) net of accumulated depreciation of $10,000 for each period presented.

The Company’s discontinued operations included a note receivable in the original amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at our Perma-Fix of Michigan, Inc. (“PFMI”) subsidiary. This note requires 60 equal monthly installment payments by the buyer of approximately $7,250 (which includes interest). At June 30, 2020, the outstanding amount on this note receivable totaled approximately $105,000, which are all current and is included in “Current assets related to discontinued operations” in the accompanying Consolidated Balance Sheets.

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

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

Segment Reporting for the Quarter Ended June 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,840	$14,207	—	$22,047	$—	$22,047
Intercompany revenues	446	5	—	451	—	—
Gross profit	1,695	1,615	—	3,310	—	3,310
Research and development	52	46	74	172	37	209
Interest income	1	—	—	1	27	28
Interest expense	(28)	(4)	—	(32)	(67)	(99)
Interest expense-financing fees	—	—	—	—	(60)	(60)
Depreciation and amortization	275	84	—	359	5	364
Segment income (loss) before income taxes	750	1,031	(74)	1,707	(1,456)	251
Income tax benefit	(9)	—	—	(9)	—	(9)
Segment income (loss)	759	1,031	(74)	1,716	(1,456)	260
Expenditures for segment assets	320	146	—	466	2	468 (3)

Segment Reporting for the Quarter Ended June 30, 2019

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$10,094	$7,041	—	$17,135	$—	$17,135
Intercompany revenues	7	42	—	49	—	—
Gross profit	2,627	644	—	3,271	—	3,271
Research and development	136	—	80	216	7	223
Interest income	—	—	—	—	107	107
Interest expense	(30)	(4)	—	(34)	(73)	(107)
Interest expense-financing fees	—	—	—	—	(60)	(60)
Depreciation and amortization	233	79	—	312	5	317
Segment income (loss) before income taxes	1,611	137	(80)	1,668	(1,289)	379
Income tax expense	6	—	—	6	—	6
Segment income (loss)	1,605	137	(80)	1,662	(1,289)	373
Expenditures for segment assets	73	15	—	88	—	88 (2)

Segment Reporting for the Six Months Ended June 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$17,403	$29,504	—	$46,907	$—	$46,907
Intercompany revenues	653	13	—	666	—	—
Gross profit	4,440	3,510	—	7,950	—	7,950
Research and development	145	112	140	397	44	441
Interest income	1	—	—	1	83	84
Interest expense	(46)	(10)	—	(56)	(163)	(219)
Interest expense-financing fees	—	—	—	—	(129)	(129)
Depreciation and amortization	539	162	—	701	10	711
Segment income (loss) before income taxes	2,297	2,349	(140)	4,506	(2,933)	1,573
Income tax expense	5	—	—	5	—	5
Segment income (loss)	2,292	2,349	(140)	4,501	(2,933)	1,568
Expenditures for segment assets	1,000	361	—	1,361	5	1,366 (3)

Segment Reporting for the Six Months Ended June 30, 2019

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$19,999	$8,844	—	$28,843	$—	$28,843
Intercompany revenues	9	63	—	72	—	—
Gross profit	5,584	188	—	5,772	—	5,772
Research and development	283	—	154	437	13	450
Interest income	—	—	—	—	188	188
Interest expense	(47)	(13)	—	(60)	(134)	(194)
Interest expense-financing fees	—	—	—	—	(70)	(70)
Depreciation and amortization	470	157	—	627	14	641
Segment income (loss) before income taxes	3,487	(875)	(154)	2,458	(2,590)	(132)
Income tax expense	45	—	—	45	—	45
Segment income (loss)	3,442	(875)	(154)	2,413	(2,590)	(177)
Expenditures for segment assets	294	18	—	312	—	312 (2)

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

(2) Net of financed amount of $18,000 and $22,000 for the three and six months ended June 30, 2019, respectively.

(3) Net of financed amount of $51,000 and $132,000 for the three and six months ended June 30, 2020, respectively.

13. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax benefit of $9,000 and income tax expense of $5,000 for continuing operations for the three and six months ended June 30, 2020, respectively, and income tax expenses of $6,000 and $45,000 for continuing operations for the three and six months ended June 30, 2019, respectively. The Company’s effective tax rates were approximately 3.6% and 0.3% for the three and six months ended June 30, 2020, respectively, and 1.6% and 34.1% for the three and six months ended June 30, 2019, respectively. The tax benefit and expense for the periods above were comprised of state tax benefit and expense for separate company filing states. The Company’s tax rate for each of the periods discussed above was impacted by the Company’s full valuation on its net deferred tax assets.

The CARES Act, among other things, includes modifications to net operating loss carryforwards and AMT provisions. At this time, the Company is not expecting any effects to its tax provisions from the CARES Act. However, the Company will continue to monitor for any potential impact to its tax provisions from the CARES Act.

14. Variable Interest Entities (“VIE”)

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

The Company determines whether joint ventures in which it has invested meet the criteria of a VIE at the start of each new venture and when a reconsideration event has occurred. A VIE is a legal entity that satisfies any of the following characteristics: (a) the legal entity does not have sufficient equity investment at risk; (b) the equity investors at risk as a group, lack the characteristics of a controlling financial interest; or (c) the legal entity is structured with disproportionate voting rights.

The Company consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG is a VIE in which we are the primary beneficiary. At June 30, 2020, Perma-Fix ERRG had total assets of $2,523,000 and total liabilities of $2,523,000 which are all recorded as current.

15. Deferral of Employment Tax Deposits

The CARES Act, as amended by the Flexibility Act which was signed into law on June 5, 2020, provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020, among other things, 50% of the amount of social security taxes deferred will become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company elected to defer such taxes starting in mid-April 2020. The Company estimates the remaining payment of approximately $790,000 of social security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. At June 30, 2020, the Company has deferred payment of approximately $393,000 in its share of social security taxes, which amount has been included in “other long-term liabilities” in the Company’s Consolidated Balance Sheet at June 30, 2020.

16. Subsequent Events

PPP Loan

As discussed in “Note 9 – Long Term Debt – PPP Loan,” the Company entered into a promissory note with PNC, our credit facility lender, in the amount of $5,666,300 (“PPP Loan”) under the PPP. The PPP was established under the recently enacted CARES Act (as amended by the Flexibility Act signed into law on June 5, 2020) and is administered by the SBA. On July 9, 2020, the Company repaid approximately $327,000 of the PPP Loan to PNC resulting from an error made in the loan calculation at the time of the loan origination.

Employment Agreements

On July 22, 2020, the Company’s Board appointed Richard Grondin to the position of EVP of Waste Treatment Operations and an executive officer of the Company. Mr. Grondin previously held the position of Vice President of Western Operations within our Treatment Segment. Immediately after the appointment of Richard Grondin to the position of EVP of Waste Treatment Operations and an executive officer of the Company, the Company’s Compensation Committee and the Board approved, and the Company entered into, an employment agreement with each of Mark Duff, CEO (the “CEO Employment Agreement”), Dr. Louis Centofanti, EVP of Strategic Initiatives (the “EVP of Strategic Initiatives Employment Agreement”), Ben Naccarato, CFO (the “CFO Employment Agreement”), Andrew Lombardo, EVP of Nuclear and Technical Services (the “EVP of Nuclear and Technical Services Employment Agreement”), and Richard Grondin, EVP of Waste Treatment Operations (the “EVP of Waste Treatment Operations Employment Agreement”), collectively with the CEO Employment Agreement, the EVP of Strategic Initiative Employment Agreement, the CFO Employment Agreement, the EVP of Nuclear and Technical Services Employment Agreement and the EVP of Waste Treatment Operations Employment Agreement, the “New Employment Agreements” and each individually the “New Employment Agreement”. The Company had previously entered into an employment agreement with each of Mark Duff, Dr. Louis Centofanti and Ben Naccarato on September 8, 2017, all three of which were due to expire on September 8, 2020. These three employment agreements dated September 8, 2017 were terminated effective July, 22, 2020.

Pursuant to New Employment Agreements, which are effective July 22, 2020, each of these executive officers is provided an annual salary, which annual salary may be increased, but not reduced, from time to time as determined by the Compensation Committee. As a result of Richard Grondin’s promotion to EVP of Waste Treatment and an executive officer of the Company, his annual salary was increased from $208,000 as Vice President of Western Operations within our Treatment Segment to $240,000, effective July 22, 2020. No change was made to the salary of the remaining executive officers for fiscal year 2020. In addition, each of these executive officers is entitled to participate in the Company’s broad-based benefits plans and to certain performance compensation payable under separate Management Incentive Plans (“MIP”) as approved by the Company’s Compensation Committee and the Company’s Board. The Company’s Compensation Committee and the Board approved individual 2020 MIP on January 16, 2020 (which are effective January 1, 2020) for each Mark Duff, Dr. Louis Centofanti, Ben Naccarato and Andrew Lombardo which remains effective for fiscal year 2020. See “MIP” below for the MIP approved by the Compensation Committee and the Board for Richard Grondin.

Each of the New Employment Agreements is effective for three years from July 22, 2020 (the “Initial Term”) unless earlier terminated by the Company or by the executive officer. At the end of the Initial Term of each New Employment Agreement, each New Employment Agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, the Company or the executive officer provides written notice not to extend the terms of the New Employment Agreement.

Pursuant to the New Employment Agreements, if the executive officer’s employment is terminated due to death/disability or for cause (as defined in the agreements), the Company will pay to the executive officer or to his estate an amount equal to the sum of any unpaid base salary and accrued unused vacation time through the date of termination and any benefits due to the executive officer under any employee benefit plan (the “Accrued Amounts”) plus any performance compensation payable pursuant to the MIP with respect to the fiscal year immediately preceding the date of termination.

If the executive officer terminates his employment for “good reason” (as defined in the agreements) or is terminated by the Company without cause (including any such termination for “good reason” or without cause within 24 months after a Change in Control (as defined in the agreement)), the Company will pay the executive officer the Accrued Amounts, two years of full base salary, and two times the performance compensation (under the MIP) earned with respect to the fiscal year immediately preceding the date of termination provided the performance compensation earned with respect to the fiscal year immediately preceding the date of termination has not been paid. If performance compensation earned with respect to the fiscal year immediately preceding the date of termination has been made to the executive officer, the executive officer will be paid an additional year of the performance compensation earned with respect to the fiscal year immediately preceding the date of termination. If the executive terminates his employment for a reason other than for good reason, the Company will pay to the executive an amount equal to the Accrued Amounts plus any performance compensation payable pursuant to the MIP with respect to the fiscal year immediately preceding the date of termination.

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

MIP

On July 22, 2020, upon the approval of the EVP of Waste Treatment Operations Employment Agreement as discussed above, the Company’s Board and the Company’s Compensation Committee approved a MIP for Richard Grondin effective January 1, 2020, applicable for fiscal 2020. The MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the Mr. Grondin’s 2020 annual base salary as the EVP of Waste Treatment Operations. The potential target performance compensation ranges from 5% to 100% ($12,000 to $240,000) of the base salary for the EVP of Waste Treatment Operations, which became effective on July 22, 2020.

PFMI

As discussed in “Note 11- Discontinued Operations,” the Company’s discontinued operations included a note receivable in the original amount of approximately $375,000 recorded in May 2016 resulting from the sale of property at its PFMI subsidiary. On July 24, 2020, the purchaser of the property paid off the outstanding note receivable balance of approximately $105,000.

Legal Matter

During July 2020, Tetra Tech EC, Inc. (“Tetra Tech”) filed a complaint in the United States District Court for the Northern District of California against CH2M Hill, Inc. (“CH2M”) and four subcontractors of CH2M, including the Company (“defendants”). The complaint alleges claims for negligence, negligent misrepresentation and equitable indemnification against all defendants related to alleged damages suffered by Tetra Tech in respect of certain draft reports prepared by defendants at the request of the U.S. Navy as part of an investigation and review of certain whistleblower complaints about Tetra Tech’s environmental restoration at the Hunter’s Point Naval Shipyard in San Francisco.

CH2M was hired by the Navy in 2016 to review Tetra Tech’s work. CH2M subcontracted with environmental consulting and cleanup firms Battelle Memorial Institute, Cabrera Services, Inc., SC&A, Inc. and the Company to assist with the review, according to the complaint.

The complaint alleges that the subject draft reports were prepared negligently and in a biased manner, made public, and caused damage to Tetra Tech’s reputation; triggering related lawsuits and costing it opportunities for both government and commercial contracts.

At this time, the Company does not believe it has any liability to Tetra Tech, and has provided notice of the claim to its insurance carrier. The Company intends to vigorously defend the claims.

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

●	demand for our services;
●	contract bids, including international markets;
●	reductions in the level of government funding in future years;
●	R&D activity of our Medical Segment;
●	reducing operating costs;
●	expect to meet our loan covenant requirements in the next twelve months;
●	cash flow requirements;
●	sufficient liquidity to continue business;
●	apply for forgiveness on PPP Loan subject to approval by our lender;
●	request maturity extension on PPP Loan;
●	furlough or layoff eligible employees;
●	curtail capital expenditures;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;
●	fund capital expenditures from cash from operations and/or financing;
●	impact from COVID-19;
●	fund remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with federal government;
●	meeting financial covenants in our loan agreement;
●	loss of contracts;
●	third quarter and fourth quarter financial results due to impact of COVID-19;
●	partial or full shutdown of any of our facilities;
●	liability from Tetra Tech claims;
●	recurrence/continued shutdown of projects and continued waste shipments delays by clients; and
●	necessary capital for Medical Segment.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;

●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19;
●	audit of our PPP Loan (as discussed below);
●	new governmental regulations;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2019 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first quarter 2020 Form 10-Q and this second quarter 2020 Form 10-Q.

COVID-19 Impact

Since the outbreak of COVID-19, we have remained focused on keeping our employees working and, at the same time, focusing on protecting the health and wellbeing of our employees and the communities in which we operate while assuring the continuity of our business operations.

Our management team has proactively implemented our business continuity and safety plans and has taken a variety of measures to ensure the ongoing availability of our waste treatment and remediation services, while taking health and safety measures, including separating employee and customer contact, social distancing between employees, implementing enhanced cleaning and hygiene protocols in all of our facilities, and implementing remote work policies, when necessary.

The COVID-19 pandemic presents potential new risks to our business. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. As previously reported, the COVID-19 pandemic did not result in a material impact to our first quarter 2020 results of operations; however, our second quarter results of operations were impacted by the shutdown of a number of projects and the delays of certain waste shipments which began in late March 2020 that continued into the second quarter of 2020. As states began to lift stay-at-home orders, along with certain other restrictions since the start of the pandemic, in the latter part of the second quarter of 2020, we were able to restart on a number, but not all, of the projects that were previously shutdown. Despite these project shutdowns, revenues within our Services Segment in the second quarter of 2020 exceeded the corresponding period of 2019 by approximately $7,166,000. We continue to experience some delays in waste shipments from certain customers within our Treatment Segment due to the planning time that is required by these customers to restart waste shipments as they return to work on-site. These continued project shutdowns and waste shipment delays may impact our results of operations for the third quarter of 2020 and potentially the remainder of fiscal year 2020.

At this time, we believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At June 30, 2020, we had cash on hand of approximately $5,630,000 and borrowing availability under our revolving credit facility of $12,330,000 based on a percentage of eligible receivables and subject to certain reserves. Our cash at June 30, 2020 included proceeds received from a loan in the amount of approximately $5,666,000 (“PPP Loan”) in April 2020 under the Paycheck Protection Program (“PPP”) that was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law, amending the CARES Act (see “CARES Act – PPP Loan” under “Liquidity and Capital Resources” below for a discussion of the PPP Loan and the repayment of approximately $327,000 of the PPP Loan we made to our lender on July 9, 2020). We expect to apply for forgiveness on all or a portion of the loan as permitted under the program, which is subject to the approval of our lender. Proceeds from the PPP Loan have allowed us to avoid having to furlough or layoff certain eligible employees as a result of the COVID-19 pandemic, although there are no assurances that such will not be required. We continue to assess reducing operating costs during this volatile time, which include curtailing capital expenditures, eliminating non-essential expenditures and implementing a hiring freeze as needed. We have elected to defer payment of our share of social security taxes as permitted under the CARES Act, as amended (see “CARES Act – Deferral of Employment Tax Deposits” within this MD&A for a discussion of this deferral).

We are closely monitoring our customers’ payment performance. However, since a significant portion of our revenues is derived from government related contracts, we do not expect our accounts receivable collections to be materially impacted due to COVID-19.

The situation surrounding COVID-19 continues to remain fluid. The potential for a material impact on the Company’s business increases the longer COVID-19 impacts the level of economic activities in the United States and globally as our customers may continue to delay waste shipments and project work may shut down again. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity during the next twelve months. As of the date of this report, we believe that our cash on hand and our credit facility should provide sufficient liquidity to continue business operations during the next twelve months. Based on our current projection, we believe that we will be able to meet the current covenant requirements under our loan agreement for the next twelve months despite the impact of COVID-19.

Overview

Revenue increased $4,912,000 or 28.7% to $22,047,000 for the three months ended June 30, 2020 from $17,135,000 for the corresponding period of 2019. The increase was entirely within our Services Segment where revenue increased $7,166,000 or 101.8% from increased projects. Our Services Segment experienced this increase in revenue despite a number of our projects being shut down during part of the second quarter 2020 and certain projects not restarting until the latter part of the second quarter 2020. Our Treatment Services revenue decreased by $2,254,000 or 22.3% primarily due to delays in waste shipments from certain customers that started in the latter part of the first quarter of 2020 and has continued through the second quarter of 2020, resulting from the impact of COVID-19. Gross profit increased $39,000 or 1.2% primarily due to the increase in revenues in the Services Segment. Selling, General, and Administrative (“SG&A”) expenses decreased $5,000 or 0.2% for the three months ended June 30, 2020 as compared to the corresponding period of 2019.

Revenue increased $18,064,000 or 62.6% to $46,907,000 for the six months ended June 30, 2020 from $28,843,000 for the corresponding period of 2019. The increase was entirely within our Services Segment where revenue increased $20,660,000 or 233.6% from increased projects. Our Services Segment experienced this increase in revenue despite a number of our projects being shut down during part of the second quarter 2020 and certain projects not restarting until the latter part of the second quarter 2020. Our Treatment Services revenue decreased by $2,596,000 or 13.0% primarily due to delays in waste resulting from the impact of COVID-19 as discussed above. Total gross profit increased $2,178,000 or 37.7% for the six months ended June 30, 2020 as compared to the corresponding period of 2019. Total SG&A expenses increased $24,000 or 0.4% for the six months ended June 30, 2020 as compared to the corresponding period of 2019.

Our working capital was $5,314,000 at June 30, 2020 as compared to working capital of $26,000 at December 31, 2019.

Business Environment and Outlook

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients directly as the contractor or indirectly as a subcontractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions, the manner in which the applicable government will be required to spend funding to remediate various sites, and/or the impact resulting from COVID-19 as discussed above. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment continues to evaluate strategic options to commercialize its medical isotope production technology. These options generally require substantial capital to fund R&D requirements, in addition to start-up and production costs. Our Medical Segment has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are continually reviewing methods to raise additional capital to supplement our liquidity requirements, when needed, and reducing our operating costs. We continue to aggressively bid on various contracts, including potential contracts within the international markets.

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

Summary – Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2020	%	2019	%	2020	%	2019	%
Net revenues	$22,047	100.0	$17,135	100.0	$46,907	100.0	$28,843	100.0
Cost of goods sold	18,737	85.0	13,864	80.9	38,957	83.1	23,071	80.0
Gross profit	3,310	15.0	3,271	19.1	7,950	16.9	5,772	20.0
Selling, general and administrative	2,700	12.2	2,705	15.8	5,627	12.0	5,603	19.4
Research and development	209	.9	223	1.3	441	.9	450	1.6
(Gain) loss on disposal of property and equipment	(4)	―	(1)	―	27	―	(1)	―
Income (loss) from operations	405	1.9	344	2.0	1,855	4.0	(280)	(1.0)
Interest income	28	.1	107	.6	84	.2	188	.7
Interest expense	(100)	(.5)	(107)	(.6)	(219)	(.5)	(194)	(.7)
Interest expense-financing fees	(59)	(.3)	(60)	(.4)	(129)	(.3)	(70)	(.3)
Other	4	―	95	.6	9	―	224	.8
Loss on extinuishment of debt	(27)	(.1)	―	―	(27)	―	―	―
Income (loss) from continuing operations before taxes	251	1.1	379	2.2	1,573	3.4	(132)	(.5)
Income tax (benefit) expense	(9)	(.1)	6	―	5	―	45	.1
Income (loss) from continuing operations	$260	1.2	$373	2.2	$1,568	3.4	$(177)	(.6)

Revenues

Consolidated revenues increased $4,912,000 for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change	% Change
Treatment
Government waste	$5,559	25.2	$6,042	35.3	$(483)	(8.0)
Hazardous/non-hazardous (1)	938	4.3	1,686	9.8	(748)	(44.4)
Other nuclear waste	1,343	6.1	2,366	13.8	(1,023)	(43.2)
Total	7,840	35.6	10,094	58.9	(2,254)	(22.3)

Services
Nuclear services	13,776	62.5	6,186	36.1	7,590	122.7
Technical services	431	1.9	855	5.0	(424)	(49.6)
Total	14,207	64.4	7,041	41.1	7,166	101.8

Total	$22,047	100.0	$17,135	100.0	$4,912	28.7

1) Includes wastes generated by government clients of $496,000 and $657,000 for the three month ended June 30, 2020 and the corresponding period of 2019, respectively.

Treatment Segment revenue decreased $2,254,000 or 22.3 % for the three months ended June 30, 2020 over the same period in 2019. The decrease in Treatment Segment revenue in all categories was attributed primarily to lower waste volume as a number of our customers delayed waste shipments starting in late March 2020 due to the impact of COVID-19. These delays has continued through the second quarter of 2020. Services Segment revenue increased by $7,166,000 or 101.8% in the three months ended June 30, 2020 from the corresponding period of 2019. The increase in our Services Segment revenue of $7,166,000 or 101.8% was primarily due to the increase in number of projects. Our Services Segment experienced this increase in revenue despite a number of our projects being shut down during part of the second quarter 2020 and certain projects not restarting until the latter part of the second quarter 2020. Additionally, our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues increased $18,064,000 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change	% Change
Treatment
Government waste	$12,626	26.9	$13,401	46.5	$(775)	(5.8)
Hazardous/non-hazardous (1)	2,462	5.3	3,308	11.5	(846)	(25.6)
Other nuclear waste	2,315	4.9	3,290	11.4	(975)	(29.6)
Total	17,403	37.1	19,999	69.3	(2,596)	(13.0)

Services
Nuclear services	28,611	61.0	7,231	25.1	21,380	295.7
Technical services	893	1.9	1,613	5.6	(720)	(44.6)
Total	29,504	62.9	8,844	30.7	20,660	233.6

Total	$46,907	100.0	$28,843	100.0	$18,064	62.6

1) Includes wastes generated by government clients of $1,119,000 and $1,268,000 for the six month ended June 30, 2020 and the corresponding period of 2019, respectively.

Treatment Segment revenue decreased $2,596,000 or 13.0 % for the six months ended June 30, 2020 over the same period in 2019. The revenue decrease was primarily due to lower revenue generated in the second quarter of 2020 resulting from waste shipment delays due to the impact of COVID-19 as discussed above. Our Services Segment revenue increased $20,660,000 or 233.6% due to the increase in number of projects. Our Services Segment experienced this increase in revenue despite a number of our projects being shut down during part of the second quarter 2020 and certain projects not restarting until the latter part of the second quarter 2020. Additionally, our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $4,873,000 for the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$6,145	78.4	$7,467	74.0	$(1,322)
Services	12,592	88.6	6,397	90.9	6,195
Total	$18,737	85.0	$13,864	80.9	$4,873

Cost of goods sold for the Treatment Segment decreased approximately $1,322,000 or 17.7%. Treatment Segment costs of goods sold for the three months ended June 30, 2019 included additional closure costs recorded in the amount of $165,000 for our East Tennessee Materials and Energy Corporation (“M&EC”) facility due to finalization of closure requirements in connection with the closure of the facility. Excluding the closure costs recorded in the second quarter of 2019, Treatment Segment cost of goods sold decreased $1,157,000 or 15.8% primarily due to the decrease in revenue. Excluding the closure costs recorded in the second quarter of 2019, Treatment Segment variable costs decreased by approximately $1,401,000 primarily in disposal, transportation, material and supplies and outside services due to lower revenues. Our overall fixed costs were higher by approximately $244,000 resulting from the following: salaries and payroll related expenses were higher by approximately $62,000; regulatory expenses were higher by approximately $20,000; maintenance expenses were higher by $116,000; and depreciation expenses were higher by approximately $46,000 primarily due to financed leases that we did not have in the second quarter of 2019. Services Segment cost of goods sold increased $6,195,000 or 96.8% primarily due to increased revenue as discussed above. The increase in cost of goods sold was primarily due to higher salaries and payroll costs, travel, and outside services expenses totaling approximately $5,556,000, higher material and supplies and disposal costs totaling approximately $416,000, and higher general expenses of $223,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $358,000 and $307,000 for the three months ended June 30, 2020, and 2019, respectively.

Cost of goods sold increased $15,886,000 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$12,963	74.5	$14,415	72.1	$(1,452)
Services	25,994	88.1	8,656	97.9	17,338
Total	$38,957	83.1	$23,071	80.0	$15,886

Cost of goods sold for the Treatment Segment decreased approximately $1,452,000 or 10.1%. Treatment Segment costs of goods sold for the six months ended June 30, 2019 included additional closure costs recorded in the amount of $330,000 for our M&EC facility due to finalization of closure requirements in connection with the closure of the facility. Excluding the closure costs recorded in the six months of 2019, Treatment Segment cost of goods sold decreased $1,122,000 or 8.0% primarily due to the decrease in revenue. Excluding the closure costs recorded in the six months ended June 30, 2019, Treatment Segment variable costs decreased by approximately $1,285,000 primarily due to lower disposal, transportation, and outside services costs totaling approximately $1,516,000 which was partially offset by higher material and supplies costs of $231,000. Our overall fixed costs were higher by approximately $163,000 resulting from the following: salaries and payroll related expenses were higher by approximately $28,000; regulatory expenses were higher by approximately $51,000; maintenance expenses were higher by $229,000; travel expenses were higher by approximately $8,000; deprecation expenses were higher by approximately $78,000 primarily due to financed leases that we did not have in the first six months of 2019; and general expenses were lower by approximately $231,000 in various categories. Services Segment cost of goods sold increased $17,338,000 or 200.3% primarily due to the increase in revenue. The increase in cost of goods sold within our Services Segment was primarily due to higher salaries and payroll related costs, travel, and outside services expenses totaling approximately $15,452,000, higher material and supplies and disposal costs totaling approximately $1,392,000, and higher general expenses of $494,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $699,000 and $617,000 for the six months ended June 30, 2020, and 2019, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2020 increased $39,000 over the same period in 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$1,695	21.6	$2,627	26.0	$(932)
Services	1,615	11.4	644	9.1	971
Total	$3,310	15.0	$3,271	19.1	$39

Excluding the additional $165,000 in closure costs recorded in the second quarter of 2019 as discussed above within our Treatment Segment’s cost of goods sold, our Treatment Segment gross profit decreased by $1,097,000 and gross margin decreased to 21.6% from 27.7% primarily due to lower revenue from lower waste volume. The increases in gross profit in the Services Segment of $971,000 or 150.8% and gross margin from 9.1% to 11.4% was primarily due to the increase in revenue as discussed above. Additionally, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2020 increased $2,178,000 over 2019, as follows:

		%		%
(In thousands)	2020	Revenue	2019	Revenue	Change
Treatment	$4,440	25.5	$5,584	27.9	$(1,144)
Services	3,510	11.9	188	2.1	3,322
Total	$7,950	16.9	$5,772	20.0	$2,178

Treatment Segment gross profit decreased $1,144,000 or 20.5% and gross margin decreased to 25.5% from 27.9%. Excluding the additional closure costs of $330,000 recorded in connection with the closure of our M&EC facility as discussed previously, gross profit decreased 1,474,000 or 24.9% and gross margin decreased to 25.5% from 29.6% primarily due lower revenue from lower waste volume. In the Services Segment, gross profit increased $3,322,000 or 1,767.0% and gross margin increased from 2.1% to 11.9%. The increase in gross profit for the six month ended June 30, 2020 was attributed to the increase in revenue. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased $5,000 for the three months ended June 30, 2020, as compared to the corresponding period for 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change
Administrative	$1,296	—	$1,261	—	$35
Treatment	867	11.1	940	9.3	(73)
Services	537	3.8	504	7.2	33
Total	$2,700	12.2	$2,705	15.8	$(5)

Our Administrative SG&A was higher primarily due to the following: salaries and payroll related expenses were higher by approximately $39,000; general expenses were higher by approximately $22,000 in various categories; travel expense was lower by approximately $19,000 due to restrictions implemented resulting from the impact of COVID-19; and outside services expense was lower by approximately $7,000 resulting from less consulting/subcontract matters. Our Treatment Segment SG&A was lower due to the following: travel expense were lower by approximately $45,000 due to restrictions implemented resulting from the impact of COVID-19; general expenses were lower by $20,000 in various categories; bad debt expenses were lower by approximately $58,000; and salaries and payroll related expenses were higher by approximately $50,000. The higher SG&A costs within our Services Segment was primarily due to the following: salaries/payroll related expenses were higher by approximately $64,000; general expenses were higher by approximately $24,000 in various categories; travel expense was lower by approximately $40,000 due to restrictions implemented resulting from the impact of COVID-19; and outside services expenses were lower by approximately $15,000 due to fewer consulting matters. Included in SG&A expenses is depreciation and amortization expense of $6,000 and $10,000 for the three months ended June 30, 2020, and 2019, respectively.

SG&A expenses increased $24,000 for the six months ended June 30, 2020, as compared to the corresponding period for 2019, as follows:

(In thousands)	2020	% Revenue	2019	% Revenue	Change
Administrative	$2,655	—	$2,564	—	$91
Treatment	1,928	11.1	1,978	9.9	(50)
Services	1,044	3.5	1,061	12.0	(17)
Total	$5,627	12.0	$5,603	19.4	$24

The increase in Administrative SG&A was primarily due to the following: salaries and payroll related costs were higher by approximately $40,000; general expenses were higher by $39,000 in various categories; outside services were higher by approximately $26,000 resulting from more consulting/business matters; and travel expense was lower by approximately 14,000 due to restrictions implemented resulting from the impact of COVID-19. Treatment SG&A was lower primarily due to the following: travel expense were lower by approximately $24,000 due to restrictions implemented resulting from the impact of COVID-19; bad debt expenses were lower by approximately $55,000; general expenses were higher by $13,000 in various categories; and salaries and payroll related expenses were higher by approximately $16,000. Services Segment SG&A decreased by $17,000 primarily due to the following: bad debt expenses were lower by approximately $89,000 as certain customer accounts which we had previously reserved for were collected in the first six months of 2020; travel expense was lower by approximately $64,000 due to restrictions implemented resulting from the impact of COVID-19; outside services expenses were lower by approximately $10,000 due to fewer consulting matters; salaries/payroll related expenses were higher by a total of approximately $124,000; and general expenses were higher by approximately $22,000 in various categories. Included in SG&A expenses is depreciation and amortization expense of $12,000 and $24,000 for the six months ended June 30, 2020 and 2019, respectively.

R&D

R&D expenses decreased $14,000 and $9,000 for the three and six months ended June 30, 2020, respectively, as compared to the corresponding period of 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Administrative	$37	$7	$30	$44	$13	$31
Treatment	52	136	(84)	145	283	(138)
Services	46	—	46	112	—	112
PF Medical	74	80	(6)	140	154	(14)
Total	$209	$223	$(14)	$441	$450	$(9)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes.

Interest Income

Interest income decreased by approximately $79,000 and $104,000 for the three and six months ended June 30, 2020, respectively, as compared to the corresponding period of 2019 primarily due to lower interest earned from lower finite risk sinking fund balance resulting from the release of $5,000,000 in finite risk sinking funds by AIG Specialty Insurance Company (“AIG”) to us in July 2019 in connection with the closure of our M&EC facility. The $5,000,000 in finite sinking funds represented a partial release of the total collateral held under our finite risk insurance policy. The lower interest income for each period discussed above was also partially attributed to a lower interest rate earned on the finite risk sinking funds.

Interest Expense

Interest expense decreased by approximately $8,000 and increased by approximately $25,000 for the three and six months ended June 30, 2020, respectively, as compared to the corresponding period of 2019. The decrease in interest expense in the second quarter of 2020 as compared to the corresponding period of 2019 was primarily due to lower interest expense from our declining term loan balance outstanding and lower interest rate. Also, interest expense was lower from declining loan balance outstanding on the $2,500,000 loan that we entered into with Robert Ferguson on April 1, 2019. The overall decrease in interest expense was partially offset by higher interest expense from higher averaged revolver loan balance and higher interest due to additional finance leases which we did not have in the second quarter of 2019. The increase in interest expense for the six months ended June 30, 2020 as compared to the corresponding period of 2019 was primarily due to higher interest expense incurred from the Robert Ferguson loan as discussed above, higher interest expense from higher averaged revolver loan balance and higher interest due to additional finance leases which we did not have in the first six months of 2019. The overall higher interest expense was reduced by lower interest expense from our declining term loan balance outstanding and lower interest rate.

Interest Expense- Financing Fees

No change was noted in interest expense-financing fees for the second quarter of 2020 as compared to the corresponding period of 2019. The increase in interest expense-financing fees of approximately $59,000 for the six months ended June 30, 2020 as compared to the corresponding period of 2019 was primarily due to debt discount/debt issuance costs amortized as financing fees in connection with the issuance of our Common Stock and a purchase Warrant as consideration for the Company receiving the $2,500,000 loan from Robert Ferguson on April 1, 2020 (See “Liquidity and Capital Resources – Financing Activities” for further information of this debt discount).

Discontinued Operations and Divestitures

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

We had net losses of $85,000 and $199,000 for our discontinued operations for the three and six months ended June 30, 2020, respectively (net of taxes of $0 for each period). We had net losses of $115,000 and $267,000 for our discontinued operations for the three and six months ended June 30, 2019, respectively (net of taxes of $0 for each period).

The “Current assets related to discontinued operations” on our Consolidated Balance Sheet at June 30, 2020, included an outstanding note receivable in the amount of approximately $105,000 from the sale of property at our Perma-Fix of Michigan, Inc. (“PFMI”) subsidiary in May 2016. On July 24, 2020, the purchaser of the property paid off the outstanding note receivable balance.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2020 were primarily financed by our operations, credit facility availability, and the PPP Loan that we received under the CARES Act as discussed below (see “CARES Act – PPP Loan”). We generated approximately $2,957,000 cash from our continuing operations. Subject to the impact of COVID-19 as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, and cash on hand (which includes the proceeds received under the PPP Loan that we received under the Paycheck Protection Program established under the CARES Act, as amended). We continue to explore all sources of increasing our capital to supplement our liquidity requirements, when needed, and to improve our revenue and working capital. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, we believe that our cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months. However, due to the uncertainty of COVID-19, there are no assurances such will be the case in the events that certain of our customers continue to delay waste shipments or the restart of projects and/or, elect to, shut down projects again due to governmental and societal responses from continuation or potential second-wave outbreak of COVID-19. As previously disclosed, our Medical Segment substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

We are aware that PPP loans in excess of $2,000,000 may be subject to being audited by the appropriate governmental authority. If our PPP Loan is audited, it is currently unknown how our PPP Loan could be affected by an audit. An audit could result, among other things, in us being required to return all or a portion of our PPP Loan (see discussion below as to the PPP Loan under “The CARES Act – PPP Loan”).

The following table reflects the cash flow activities during the first six months of 2020:

(In thousands)
Cash provided by operating activities of continuing operations	$2,957
Cash used in operating activities of discontinued operations	(259)
Cash used in investing activities of continuing operations	(1,362)
Cash provided by investing activities of discontinued operations	13
Cash provided by financing activities of continuing operations	3,992
Effect of exchange rate changes in cash	(18)
Increase in cash and finite risk sinking fund (restricted cash)	$5,323

At June 30, 2020, we were in a positive cash position with no revolving credit balance. At June 30, 2020, we had cash on hand of approximately $5,630,000, which includes account balances of our foreign subsidiaries totaling approximately $795,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $10,806,000 at June 30, 2020, a decrease of $2,372,000 from the December 31, 2019 balance of $13,178,000. The decrease was primarily due to timing of invoicing which was reflective of the increase in our unbilled receivables and timing of our accounts receivable collection. We provide a variety of payment terms to our customers; therefore, our accounts receivable are impacted by these terms and the related timing of accounts receivable collections. The amount of our accounts receivables and collection could be materially impacted the longer COVID-19 persists.

Accounts payable, totaled $11,560,000 at June 30, 2020, an increase of $2,283,000 from the December 31, 2019 balance of $9,277,000. The increase in accounts payable was attributed to an increase in costs within our Services Segment resulting from the significant increase in revenue. Additionally, our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $5,314,000 (which included working capital of our discontinued operations) at June 30, 2020, as compared to working capital of $26,000 at December 31, 2019. The improvement in our working capital was primarily due to the proceeds that we received from the PPP Loan under the Paycheck Protection Program (see “PPP Loan” under “CARES Act” below for a discussion of this loan). The positive impact was partially offset by the increase in our accounts payable.

Investing Activities

For the six months ended June 30, 2020, our purchases of capital equipment totaled approximately $1,498,000, of which $132,000 was subject to finance leases, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2020 capital expenditures for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects, especially in light of the uncertainties that COVID-19 may impact the economy which may have an adverse impact to our results of operations and liquidity.

Financing Activities

We entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 31, 2011 (“Amended Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Amended Loan Agreement had been amended from time to time since the execution of the Amended Loan Agreement. The Amended Loan Agreement, as subsequently amended (“Revised Loan Agreement”), provided us with the following credit facility with a maturity date of March 24, 2021: (a) up to $12,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $6,100,000. The maximum that we can borrow under the revolving credit was based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit under the Revised Loan Agreement was at prime (3.25% at June 30, 2020) plus 2% and the term loan at prime plus 2.5%.

On May 8, 2020, we entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “New Loan Agreement”) with PNC, replacing our previous Revised Loan Agreement with PNC. The New Loan Agreement provides us with the following credit facility:

●	up to $18,000,000 revolving credit facility, subject to the amount of borrowings based on a percentage of eligible receivables and subject to certain reserves; and

●	a term loan of $1,741,818, which requires monthly installments of $35,547.

The New Loan Agreement terminates as of May 15, 2024, unless sooner terminated.

Similar to our Revised Loan Agreement, the New Loan Agreement requires us to meet certain customary financial covenants, including, among other things, a minimum Tangible Adjusted Net Worth requirement of $27,000,000 at all times; maximum capital spending of $6,000,000 annually; and a minimum fixed charge coverage ratio (“FCCR”) requirement of 1.15:1.

Under the New Loan agreement, payment of annual rate of interest due on the credit facility is as follows:

●	revolving credit at prime plus 2.50% or LIBOR plus 3.50% and the term loan at prime plus 3.00% or LIBOR plus 4.00%. We can only elect to use the LIBOR interest payment option after we become compliant with meeting the minimum FCCR of 1.15:1; and

●	Upon the achievement of a FCCR of greater than 1.25:1, we will have the option of paying an annual rate of interest due on the revolving credit at prime plus 2.00% or LIBOR plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. We met this FCCR in the first and second quarters of 2020. Upon meeting the FCCR of 1.25:1, this interest payment option will remain in place in the event that our future FCCR falls below 1.25:1.

Under the LIBOR option of interest payment noted above, a LIBOR floor of 0.75% shall apply in the event that LIBOR falls below 0.75% at any point in time.

Pursuant to the New Loan Agreement, we may terminate the New Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the New Loan Agreement. We have agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before May 7, 2021 and 0.5% of the total financing if we pays off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee shall apply if we pay off our obligations under the New Loan Agreement after May 7, 2022.

In connection with New Loan Agreement, we paid our lender a fee of $50,000 and incurred other direct costs of approximately $35,000, which are being amortized over the term of the New Loan Agreement as interest expense-financing fees. As a result of the termination of the Revised Loan Agreement, the Company recorded approximately $27,000 in loss on extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishment.”

At June 30, 2020, the borrowing availability under our revolving credit was approximately $12,330,000, based on our eligible receivables and includes a reduction an in borrowing availability of approximately $3,126,000 from outstanding standby letters of credit.

Our credit facility under our Revised and New Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We met our FCCR requirement in the first and second quarters of 2020. Additionally, we met our remaining financial covenant requirements in the first and second quarters of 2020. We expect to meet our financial covenant requirements in the next twelve months; however, if we fail to meet any of our financial covenant requirements and our lender does not further waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

As previously disclosed, on April 1, 2019, the Company completed a lending transaction with Robert Ferguson (the “Lender”), whereby the Company borrowed from the Lender the sum of $2,500,000 pursuant to the terms of a Loan and Security Purchase Agreement and promissory note (the “Loan”). The Lender is a shareholder of the Company and also serves as a consultant to the Company in connection with the Company’s TBI at its PFNWR subsidiary. The proceeds from the Loan were used for general working capital purposes. The Loan is unsecured, with a term of two years with interest payable at a fixed interest rate of 4.00% per annum. The Loan provides for monthly payments of accrued interest only during the first year of the Loan, with the first interest payment due May 1, 2019 and monthly payments of approximately $208,333 in principal plus accrued interest starting in the second year of the Loan. The Loan also allows for prepayment of principal payments over the term of the Loan without penalty with such prepayment of principal payments to be applied to the second year of the loan payments at our discretion. Since inception of the loan, we have made total prepayments in principal of $936,000, of which $416,000 was made in the first six months of 2020. In connection with this capital raise transaction described above and consideration for us receiving the Loan, we issued a Warrant (the “Warrant”) to the Lender to purchase up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share, which was the closing bid price for a share of our Common Stock on NASDAQ.com immediately preceding the execution of the Loan and Warrant. The Warrant expires on April 1, 2024 and remains outstanding at June 30, 2020. As further consideration for this capital raise transaction relating to the Loan, we also issued 75,000 shares of its Common Stock to the Lender. The fair value of the Warrant and Common Stock and the related closing fees incurred from the transaction totaled approximately $398,000 and was recorded as debt discount/debt issuance costs, which is being amortized over the term of the loan as interest expense – financing fees. The 75,000 shares of Common Stock, the Warrant and the 60,000 shares of Common Stock that may be purchased under the Warrant were and will be issued in a private placement that was and will be exempt from registration under Rule 506 and/or Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”) and bear a restrictive legend against resale except in a transaction registered under the Act or in a transaction exempt from registration thereunder.

The CARES Act

PPP Loan

On April 14, 2020, we entered into a promissory note with PNC, our credit facility lender, in the amount of $5,666,300 under the PPP (the “PPP Loan”). The PPP was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration (“SBA”). On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was signed into law which amended the CARES Act. The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note. On July 9, 2020, we repaid approximately $327,000 of the PPP Loan to PNC resulting from an error made in the loan calculation at the time of the loan origination. This amount has been included the “current portion of long-term debt” on our Consolidated Balance Sheet as of June 30, 2020.

Under the terms of the Flexibility Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by us for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for the covered period (which is defined as a 24 week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to us by PNC). At least 60% of such forgiven amount must be used for eligible payroll costs. We expect to apply for forgiveness on repayment of the loan as permitted under the program, which is subject to the approval of our lender. If all or a portion of the PPP Loan is not forgiven, all or the remaining portion will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until the date that the SBA remits the loan forgiveness amount to our lender, provided that we submit our loan forgiveness application to our lender within ten months following the last day of the applicable covered period. While our PPP Loan currently has a two year maturity, the Flexibility Act permits us to request a five year maturity with our lender which we do not expect to request at this time.

Deferral of Employment Tax Deposits

The CARES Act, as amended by the Flexibility Act, provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020, among other things. 50% of the amount of social security taxes deferred will become due on December 31, 2021 with the remaining 50% due on December 31, 2022. We elected to defer such taxes starting in mid-April 2020. We estimate the remaining payment of approximately $790,000 of social security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. At June 30, 2020, the Company has deferred payment of $393,000 in its share of social security taxes, which amount has been included in “other long-term liabilities” in the Company’s Consolidated Balance Sheet at June 30, 2020.

The CARES Act, as amended, among other things, includes modifications to net operating loss carryforwards, corporate alternative minimum tax (“AMT”) provisions, net interest expense deduction, and deferment of social security tax payments. We elected to defer payment of our shares of social security taxes as discussed above. We continue to evaluate the provisions of the CARES Act, as amended, and how certain other elections may impact our financial position, results of operations, and disclosures, if elected.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2020, the total amount of standby letters of credit outstanding totaled approximately $3,126,000 and the total amount of bonds outstanding totaled approximately $52,519,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At June 30, 2020, the closure and post-closure requirements for these facilities were approximately $19,651,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the first six months of 2020, or will be adopted in future periods.

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

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $19,811,000 or 89.9% and $42,313,000 or 90.2% of our total revenues generated during the three and six months ended June 30, 2020, respectively, as compared to $12,864,000 or 75.1% and $21,857,000 or 75.8% of our total revenues generated during the three and six months ended June 30, 2019.

Coronavirus Impact. The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the responses to the pandemic continue to evolve rapidly, especially in light of the recent surge in COVID-19 cases around the country. In the latter part of the second quarter of 2020, we were able to restart on a number of projects that were previously shutdown as states lifted stay-at-home orders, along with certain other restrictions since the start of the pandemic. At this time, we continue to experience delays in the restart of some projects and some delays in waste shipment from certain customers due to the planning time that is required by these customers to restart waste shipment as they return to work on-site. Furthermore, capital markets and economies worldwide continue to be negatively impacted by the COVID-19 pandemic. Such economic disruption could have a material adverse effect on our business as our customers could curtail and reduce capital and overall spending.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on our customers, the impact on governmental programs and budgets, the development of treatments or vaccines, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy or confidence at this time. Our future results of operations and liquidity could be adversely impacted by continued delays in waste shipments and restart of projects and/or the recurrence of project work shut downs as well as potential partial/full shutdown of any of our facilities due to COVID-19.

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

At June 30, 2020, we had total accrued environmental remediation liabilities of $866,000, a decrease of $61,000 from the December 31, 2019 balance of $927,000. The increase represents payments made on remediation projects for our Perma-Fix of South Georgia, Inc. and Perma-Fix of Dayton, Inc. subsidiaries. At June 30, 2020, $756,000 of the total accrued environmental liabilities was recorded as current.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2020.

(b)	Changes in internal control over financial reporting.

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2019 and Part II – Other Information – Item 1 of our Form 10-Q for the quarter ended March 31, 2020, which is incorporated herein by reference, except as follows:

During July 2020, Tetra Tech EC, Inc. (“Tetra Tech”) filed a complaint in the United States District Court for the Northern District of California against CH2M Hill, Inc. (“CH2M”) and four subcontractors of CH2M, including the Company (“defendants”). The complaint alleges claims for negligence, negligent misrepresentation and equitable indemnification against all defendants related to alleged damages suffered by Tetra Tech in respect of certain draft reports prepared by defendants at the request of the U.S. Navy as part of an investigation and review of certain whistleblower complaints about Tetra Tech’s environmental restoration at the Hunter’s Point Naval Shipyard in San Francisco.

CH2M was hired by the Navy in 2016 to review Tetra Tech’s work. CH2M subcontracted with environmental consulting and cleanup firms Battelle Memorial Institute, Cabrera Services, Inc., SC&A, Inc. and the Company to assist with the review, according to the complaint.

The complaint alleges that the subject draft reports were prepared negligently and in a biased manner, made public, and caused damage to Tetra Tech’s reputation; triggering related lawsuits and costing it opportunities for both government and commercial contracts.

At this time, the Company does not believe it has any liability to Tetra Tech, and has provided notice of the claim to its insurance carrier. The Company intends to vigorously defend the claims.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020 except the following, which amends the additional risk factor contained in Part II - Other Information of our Form 10-Q for the quarter ended March 31, 2020:

COVID-19 could result in material adverse effects on our business, financial position, results of operations and cash flows.

The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the responses to the pandemic continue to evolve rapidly, especially in light of the recent surge in COVID-19 cases around the country. In the latter part of the second quarter of 2020, we were able to restart on a number of projects that were previously shutdown as states lifted stay-at-home orders, along with certain other restrictions since the start of the pandemic. At this time, we continue to experience delays in the restart of some projects and some delays in waste shipment from certain customers due to the planning time that is required by these customers to restart waste shipment as they return to work on-site. Furthermore, capital markets and economies worldwide continue to be negatively impacted by the COVID-19 pandemic. Such economic disruption could have a material adverse effect on our business as our customers could curtail and reduce capital and overall spending.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on our customers, the impact on governmental programs and budgets, the development of treatments or vaccines, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy or confidence at this time. Our future results of operations and liquidity could be adversely impacted by continued delays in waste shipments and restart of projects and/or the recurrence of project work shut downs as well as potential partial/full shutdown of any of our facilities due to COVID-19.

Item 6.	Exhibits

(a)	Exhibits

4.1	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q filed on May 12, 2020.
4.2	Payment Protection Program Term Note dated April 11, 2020, by and between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 15, 2020.
10.1	Employment Agreement dated July 22, 2020 between Mark Duff, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 27, 2020.
10.2	Employment Agreement dated July 22, 2020 between Louis Centofanti, EVP of Strategic Initiatives, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on July 27, 2020.
10.3	Employment Agreement dated July 22, 2020 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on July 27, 2020.
10.4	Employment Agreement dated July 22, 2020 between Andrew Lombardo, EVP of Nuclear and Technical Services, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on July 27, 2020.
10.5	Employment Agreement dated July 22, 2020 between Richard Grondin, EVP of Waste Treatment Operations, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on July 27, 2020.
10.6	2020 Incentive Compensation Plan for Richard Grondin, our new EVP of Treatment Waste Operations, effective January 1, 2020, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on July 27, 2020.
10.7	2020 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 22, 2020.
10.8	2020 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2020, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 22, 2020.

10.9	2020 Incentive Compensation Plan for Executive Vice President of Strategic Initiatives, effective January 1, 2020, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 22, 2020.
10.10	2020 Incentive Compensation Plan for Executive Vice President of Nuclear and Technical Services, effective January 1, 2020, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 22, 2020.
10.11	Incentive Stock Option Agreement, dated October 19, 2017, between Perma-Fix Environmental Services, Inc. and Richard Grondin, as incorporated by reference from Exhibit 99.11 to the Company’s Form 8-K filed on July 27, 2020.
10.12	Incentive Stock Option Agreement, dated January 17, 2019, between Perma-Fix Environmental Services, Inc. and Richard Grondin, as incorporated by reference from Exhibit 99.11 to the Company’s Form 8-K filed on July 27, 2020.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 7, 2020	By:	/s/ Mark Duff
Mark Duff President and Chief (Principal) Executive Officer

Date: August 7, 2020	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

