Form 10-Q
period 2021-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2021-05-06
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to _________________________

Commission File No.	111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2021
Common Stock, $.001 Par Value	12,180,324 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$713	$7,924
Accounts receivable, net of allowance for doubtful accounts of $387 and $404, respectively	20,121	9,659
Unbilled receivables	9,229	14,453
Inventories	593	610
Prepaid and other assets	3,810	3,967
Current assets related to discontinued operations	20	22
Total current assets	34,486	36,635

Property and equipment:
Buildings and land	20,123	20,139
Equipment	22,118	22,090
Vehicles	454	457
Leasehold improvements	23	23
Office furniture and equipment	1,425	1,413
Construction-in-progress	1,903	1,569
Total property and equipment	46,046	45,691
Less accumulated depreciation	(28,224)	(27,908)
Net property and equipment	17,822	17,783

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,220	2,287

Intangibles and other long term assets:
Permits	9,025	8,922
Other intangible assets - net	842	875
Finite risk sinking fund (restricted cash)	11,464	11,446
Other assets	870	890
Total assets	$76,810	$78,919

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	March 31,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,426	$15,382
Accrued expenses	7,075	6,381
Disposal/transportation accrual	1,081	1,220
Deferred revenue	3,106	4,614
Accrued closure costs - current	74	75
Current portion of long-term debt	5,196	3,595
Current portion of operating lease liabilities	241	273
Current portion of finance lease liabilities	467	525
Current liabilities related to discontinued operations	817	898
Total current liabilities	33,483	32,963

Accrued closure costs	6,378	6,290
Deferred tax liabilities	471	471
Long-term debt, less current portion	1,461	3,134
Long-term operating lease liabilities, less current portion	2,044	2,070
Long-term finance lease liabilities, less current portion	609	662
Other long-term liabilities	626	626
Long-term liabilities related to discontinued operations	296	252
Total long-term liabilities	11,885	13,505

Total liabilities	45,368	46,468

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 12,173,376 and 12,161,539 shares issued, respectively; 12,165,734 and 12,153,897 shares outstanding, respectively	12	12
Additional paid-in capital	109,055	108,931
Accumulated deficit	(75,578)	(74,455)
Accumulated other comprehensive loss	(187)	(207)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	33,214	34,193
Non-controlling interest	(1,772)	(1,742)
Total stockholders’ equity	31,442	32,451

Total liabilities and stockholders’ equity	$76,810	$78,919

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020

Revenues	$23,133	$24,860
Cost of goods sold	20,777	20,220
Gross profit	2,356	4,640

Selling, general and administrative expenses	3,205	2,928
Research and development	150	232
Loss on disposal of property and equipment	—	31
(Loss) income from operations	(999)	1,449

Other income (expense):
Interest income	18	56
Interest expense	(67)	(120)
Interest expense-financing fees	(8)	(68)
Other	1	5
(Loss) income from continuing operations before taxes	(1,055)	1,322
Income tax (benefit) expense	(17)	14
(Loss) income from continuing operations, net of taxes	(1,038)	1,308

Loss from discontinued operations (net of taxes of $0)	(115)	(114)
Net (loss) income	(1,153)	1,194

Net loss attributable to non-controlling interest	(30)	(26)

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,123)	$1,220

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic and diluted:

Continuing operations	$(.08)	$.11
Discontinued operations	(.01)	(.01)
Net (loss) income per common share	$(.09)	$.10

Number of common shares used in computing net (loss) income per share:
Basic	12,165	12,122
Diluted	12,165	12,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2021	2020

Net (loss) income	$(1,153)	$1,194
Other comprehensive income (loss):
Foreign currency translation gain (loss)	20	(79)
Total other comprehensive income (loss)	20	(79)

Comprehensive (loss) income	(1,133)	1,115
Comprehensive loss attributable to non-controlling interest	(30)	(26)
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. stockholders	$(1,103)	$1,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity
Balance at December 31, 2020	12,161,539	$12	$108,931	$(88)	$(207)	$(1,742)	$(74,455)	$32,451
Net loss	—	—	—	—	—	(30)	(1,123)	(1,153)
Foreign currency translation	—	—	—	—	20	—	—	20
Issuance of Common Stock for services	11,837	—	79	—	—	—	—	79
Stock-Based Compensation	—	—	45	—	—	—	—	45
Balance at March 31, 2021	12,173,376	$12	$109,055	$(88)	$(187)	$(1,772)	$(75,578)	$31,442
Balance at December 31, 2019	12,123,520	$12	$108,457	$(88)	$(211)	$(1,619)	$(77,315)	$29,236
Net Income (loss)	—	—	—	—	—	(26)	1,220	1,194
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Issuance of Common Stock upon exercise of options	3,643	—	6	—	—	—	—	6
Issuance of Common Stock for services	5,128	—	48	—	—	—	—	48
Stock-Based Compensation	—	—	44	—	—	—	—	44
Balance at March 31, 2020	12,132,291	$12	$108,555	$(88)	$(290)	$(1,645)	$(76,095)	$30,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,153)	$1,194
Less: loss from discontinued operations, net of taxes of $0	(115)	(114)

(Loss) income from continuing operations, net of taxes	(1,038)	1,308
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities :
Depreciation and amortization	400	346
Interest on finance lease with purchase option	2	2
Amortization of debt issuance/debt discount costs	8	68
Deferred tax expense	—	3
Recovery of bad debt reserves	(17)	(60)
Loss on disposal of plant, property, and equipment	—	31
Issuance of common stock for services	79	48
Stock-based compensation	45	44
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(10,445)	3,012
Unbilled receivables	5,224	(2,204)
Prepaid expenses, inventories and other assets	557	(449)
Accounts payable, accrued expenses and unearned revenue	(1,270)	1,275
Cash (used in) provided by continuing operations	(6,455)	3,424
Cash used in discontinued operations	(149)	(151)
Cash (used in) provided by operating activities	(6,604)	3,273

Cash flows from investing activities:
Purchases of property and equipment	(361)	(896)
Proceeds from sale of plant, property, and equipment	1	1
Cash used in investing activities of continuing operations	(360)	(895)
Cash provided by investing activities of discontinued operations	—	13
Cash used in investing activities	(360)	(882)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(14,780)	(24,204)
Borrowing on revolving credit	14,780	23,883
Proceeds from issuance of common stock upon exercise of option	—	6
Principal repayments of finance lease liabilities	(114)	(101)
Principal repayments of long term debt	(109)	(418)
Cash used in financing activities	(223)	(834)

Effect of exchange rate changes on cash	(6)	(32)

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(7,193)	1,525
Cash and finite risk sinking fund (restricted cash) at beginning of period	19,370	11,697
Cash and finite risk sinking fund (restricted cash) at end of period	$12,177	$13,222

Supplemental disclosure:
Interest paid	$54	$112
Income taxes paid	—	30
Non-cash investing and financing activities:
Equipment purchase subject to finance lease	—	82
Equipment purchase subject to financing	29	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2021.

The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and our majority-owned Polish subsidiary, Perma-Fix Medical. Additionally, the Company’s financial statements include the account of a variable interest entity (“VIE”), Perma-Fix ERRG for which we are the primary beneficiary (See “Note 13 - VIE” for a discussion of this VIE).

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2020 consolidated financial statements referred to above.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 by the Company effective January 1, 2021 did not have a material impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU No. 2020-01 by the Company effective January 1, 2021 did not have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU No 2020-10, “Codification Improvements.” ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements. ASU 2020-10 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2020-01 by the Company effective January 1, 2021 did not have a material impact on the Company’s financial statements or disclosures.

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05 “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” and ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)” (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. These ASUs are effective January 1, 2023 for the Company as a smaller reporting company. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$7,495	$2,581	$10,076	$9,563	$1,392	$10,955
Time and materials	—	13,057	13,057	—	13,905	13,905
Total	$7,495	$15,638	$23,133	$9,563	$15,297	$24,860

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$4,598	$12,661	$17,259	$7,690	$13,798	$21,488
Domestic commercial	2,265	590	2,855	1,873	462	2,335
Foreign government	534	2,364	2,898	—	1,014	1,014
Foreign commercial	98	23	121	—	23	23
Total	$7,495	$15,638	$23,133	$9,563	$15,297	$24,860

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	March 31, 2021	December 31, 2020	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$20,121	$9,659	$10,462	108.3%
Unbilled receivables - current	9,229	14,453	(5,224)	(36.1)%

Contract liabilities
Deferred revenue	$3,106	$4,614	$(1,508)	(32.7)%

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $4,311,000 and $4,023,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

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

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent primarily leases for office and warehouse spaces used to conduct our business. Finance leases consist primarily of processing and transport equipment used by our facilities’ operations and also include a building with land for our waste treatment operations.

The components of lease cost for the Company’s leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating Lease:
Lease cost	$111	$114

Finance Leases:
Amortization of ROU assets	59	26
Interst on lease liablity	19	21
	78	47

Short-term lease rent expense	3	3

Total lease cost	$192	$164

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2021 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	7.8	3.4

Weighted average discount rate	7.8%	6.8%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2020 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	8.6	1.6

Weighted average discount rate	8.0%	12.1%

The following table reconciles the undiscounted cash flows for the operating and finance leases at March 31, 2021 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2021 (Remaining)	$296	$458
2022	455	271
2023	463	150
2024	395	146
2025	304	146
2025 and thereafter	1,154	18
Total undiscounted lease payments	3,067	1,189
Less: Imputed interest	(782)	(113)
Present value of lease payments	$2,285	$1,076

Current portion of operating lease obligations	$241	$—
Long-term operating lease obligations, less current portion	$2,044	—
Current portion of finance lease obligations	$—	$467
Long-term finance lease obligations, less current portion	$—	$609

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$101	$110
Operating cash flow from finance leases	$19	$21
Financing cash flow from finance leases	$114	$101

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$—	$82
Operating liabilities	$—	$—

5.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		March 31, 2021			December 31, 2020
	Weighted Average Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	12.5	$746	$(339)	$407	$742	$(334)	$408
Software	3	431	(411)	20	418	(411)	7
Customer relationships	10	3,370	(2,955)	415	3,370	(2,910)	460
Total		$4,547	$(3,705)	$842	$4,530	$(3,655)	$875

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2021 (Remaining)	162
2022	172
2023	132
2024	11
2025	11

Amortization expenses relating to the definite-lived intangible assets as discussed above were $50,000 and $54,000 for the three months ended March 31, 2021 and 2020, respectively.

6.	Capital Stock, Stock Plans, Warrants and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants. No stock options were granted in the first quarter of 2021.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Stock Option Plan (“2017 Plan”) for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. The 10,000 options under the first milestone were exercised by Robert Ferguson in 2018. The vesting date for the second and third milestones for the purchase of up to 30,000 and 60,000 shares of the Company’s Common Stock was previously extended to December 31, 2021 and December 31, 2022, respectively. The Company has not recognized compensation costs (fair value of approximately $262,000 at March 31, 2021) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at March 31, 2021. All other terms of the Ferguson Stock Option remain unchanged.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2021 and 2020 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2021	2020
Employee Stock Options	$33,000	$32,000
Director Stock Options	12,000	12,000
Total	$45,000	$44,000

At March 31, 2021, the Company has approximately $229,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.0 years.

The summary of the Company’s total Stock Option Plans as of March 31, 2021 and March 31, 2020, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan, the 2017 Plan and the 2003 Outside Directors Stock Plan (“2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2021	658,400	$3.87
Granted	—	—
Exercised	—	—		—
Forfeited/expired	—	—
Options outstanding end of period (1)	658,400	$3.87	3.2	$2,279,267
Options exercisable at March 31, 2021(1)	392,400	$4.08	3.4	$1,274,287

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2020	681,300	$3.84
Granted	6,000	7.00
Exercised	(12,000)	3.48		14,600
Forfeited/expired	(20,000)	3.45
Options outstanding end of period (2)	655,300	$3.88	4.0	$962,189
Options exercisable at March 31, 2020(2)	306,800	$4.20	3.9	$392,614

(1) Options with exercise prices ranging from $2.79 to $7.29

(2) Options with exercise prices ranging from $2.79 to $8.40

(3) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the three months ended March 31, 2021, the Company issued a total of 11,837 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board of Directors (the “Board”). The Company recorded approximately $107,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors. See “Note 16 – Subsequent Events - 2003 Plan” for a discussion of a proposed amendment to the 2003 Plan as approved by the Company’s Board of Directors (the “Board”), subject to the approval by the Company’s Stockholder at the Company’s 2021 Annual Meeting of Stockholders to be held on July 20, 2021.

In connection with a $2,500,000 loan that the Company entered into with Mr. Robert Ferguson (the “Ferguson Loan”) on April 1, 2019, the Company issued a warrant to Mr. Ferguson for the purchase of up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share. The warrant is exercisable six months from April 1, 2019 and expires on April 1, 2024 and remains outstanding at March 31, 2021. The Ferguson Loan was paid-in-full in December 2020.

7.	(Loss) Income Per Share

Basic (loss) income per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted (loss) income per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive (loss) earnings per shares. The following table reconciles the (loss) income and average share amounts used to compute both basic and diluted (loss) income per share:

	Three Months Ended
	(Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020
Net (loss) income attributable to Perma-Fix Environmental Services, Inc., common stockholders:
(Loss) income from continuing operations, net of taxes	$(1,038)	$1,308
Net loss attributable to non-controlling interest	(30)	(26)
(Loss) income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(1,008)	1,334
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(115)	(114)
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,123)	$1,220

Basic (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.09)	$.10

Diluted (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.09)	$.10

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,165	12,122
Add: dilutive effect of stock options	—	201
Add: dilutive effect of warrants	—	23
Diluted weighted average shares outstanding	12,165	12,346

Potential shares excluded from above weighted average share
calculations due to their anti-dilutive effect include:
Stock options	30	14
Warrant	—	—

8.	Long Term Debt

Long-term debt consists of the following:

(Amounts in Thousands)	March 31, 2021		December 31, 2020
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024. Effective interest rate for the first quarter of 2021 was 5.3%. (1)	$—		$—
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first quarter of 2021 was 4.5%. (1)	1,290	(2)	1,388	(2)
Promissory Note dated April 14, 2020, balance subject to loan forgiveness. Interest accrues at annual rate of 1.0%. (3)	5,318	(4)	5,318	(4)
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	49		23
Total debt	6,657		6,729
Less current portion of long-term debt	5,196		3,595
Long-term debt	$1,461		$3,134

(1) Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2) Net of debt issuance costs of ($97,000) and ($105,000) at March 31, 2021 and December 31, 2020, respectively.

(3) Uncollateralized note.

(4) Entered into with the Company’s credit facility lender under the PPP under the CARES Act (see “Paycheck Protection Program (“PPP”) Loan” below for further information on this loan and its terms).

Revolving Credit and Term Loan Agreement

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement provides the Company with the following credit facility with a maturity date of March 15, 2024: (a) up to $18,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547. The maximum that the Company can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit is at prime (3.25% at March 31, 2021) plus 2% or London InterBank Offer Rate (“LIBOR”) plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

Pursuant to the Loan Agreement, the Company may terminate the Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. The Company has agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or before May 7, 2021 and 0.5% of the total financing if we pay off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee will apply if we pay off our obligations under the New Loan Agreement after May 7, 2022.

At March 31, 2021, the borrowing availability under our revolving credit was approximately $10,280,000, based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,026,000 from outstanding standby letters of credit.

The Company’s credit facility under its Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its financial covenant requirements in the first quarter of 2021. The Company’s fixed charge coverage ratio (“FCCR”) calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020. This add-back was permitted by an amendment to our Loan Agreement that the Company entered into with our lender in May 2021 and was applied retroactively to the second and third quarters of 2020 pursuant to the amendment (see “Note 16 – Subsequent Events – Credit Facility” for a discussion of this amendment).

Paycheck Protection Program (“PPP”) Loan

On April 14, 2020, the Company entered into a promissory note under the PPP with PNC, our credit facility lender, which has a balance of approximately $5,318,000 (the “PPP Loan”) at March 31, 2021. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the Small Business Administration (“SBA”). The CARES Act was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note.

Under the terms of the Flexibility Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by the Company for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for the covered period (which is defined as a 24-week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to the Company by PNC). On October 5, 2020, the Company applied for forgiveness on repayment of the loan balance as permitted under the program, which is subject to the review and approval of our lender and the SBA. If all or a portion of the PPP Loan is not forgiven, all or the remaining portion of the loan will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until SBA remits the loan forgiveness amount to our lender. While the Company’s PPP Loan currently has a two year maturity, the Flexibility Act permits the Company to request a five year maturity with our lender. At March 31, 2021, the Company has not received a determination on potential forgiveness on any portion of the PPP Loan balance; therefore, the Company has classified approximately $4,786,000 of the PPP Loan balance as “Current portion of long-term debt,” on its Consolidated Balance Sheets, which was based on payment of the PPP Loan starting in July 2021 (10 months from end of our covered period) in accordance with the terms of our PPP Loan agreement.

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

On January 7, 2021, Defendants’ motion to dismiss the complaint in its entirety was granted without prejudice, with leave to amend. Tetra Tech subsequently filed a First Amended Complaint (“FAC”) and Defendants filed a motion to dismiss Tetra Tech’s FAC. Tetra Tech filed an opposition to Defendant’s motion to dismiss Tetra Tech’s FAC. Defendants, subsequently filed a joint reply to Tetra Tech’s motion in opposition. A hearing on Defendants’ motion to dismiss is pending. At this time, the Company continues to believe it does not have any liability to Tetra Tech.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $19,897,000 at March 31, 2021. At March 31, 2021 and December 31, 2020, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,464,000 and $11,446,000, respectively, which included interest earned of $1,993,000 and $1,975,000 on the finite risk sinking funds as of March 31, 2021 and December 31, 2020, respectively. Interest income for the three months ended March 31, 2021 and 2020 was approximately $18,000 and $56,000, respectively. If we so elect, AIG is obligated to pay us an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2021, the total amount of standby letters of credit outstanding was approximately $3,026,000 and the total amount of bonds outstanding was approximately $42,973,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $115,000 and $114,000 for the three months ended March 31, 2021 and 2020 (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2021 and December 31, 2020. No assets and liabilities were held for sale at each of the periods noted.

	March 31,	December 31,
(Amounts in Thousands)	2021	2020
Current assets
Other assets	$20	$22
Total current assets	20	22
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	—	—
Total long-term assets	81	81
Total assets	$101	$103
Current liabilities
Accounts payable	$4	$4
Accrued expenses and other liabilities	154	150
Environmental liabilities	659	744
Total current liabilities	817	898
Long-term liabilities
Closure liabilities	144	142
Environmental liabilities	152	110
Total long-term liabilities	296	252
Total liabilities	$1,113	$1,150

(1) net of accumulated depreciation of $10,000 for each period presented.

11.	Operating Segments

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

Our reporting segments are defined as below:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	Research & Development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	health physics services including health physicists, radiological engineers, nuclear engineers and health physics technicians support to government and private radioactive materials licensees
○	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
○	global technical services providing consulting, engineering (civil, nuclear, mechanical, chemical, radiological and environmental), project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and
○	waste management services to commercial and governmental customers.

-	Nuclear services, which include:

○	decontamination and decommissioning (“D&D”) of government and commercial facilities impacted with radioactive material and hazardous constituents including engineering, technology applications, specialty services, logistics, transportation, processing and disposal;
○	license termination support of radioactive material licensed and federal facilities over the entire cycle of the termination process: project management, planning, characterization, waste stream identification and delineation, remediation/demo, final status survey, compliance demonstration, reporting, transportation, disposal and emergency response.

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.
-	A company owned gamma spectroscopy laboratory for the analysis of oil and gas industry solids and liquids.

MEDICAL SEGMENT, which is currently involved on a limited basis in the R&D of the Company’s medical isotope production technology, has not generated any revenue and has substantially reduced R&D costs and activities due to the need for capital to fund these activities. The Company anticipates that the Medical Segment will not resume full R&D activities until the necessary capital is obtained through its own credit facility or additional equity raise, or obtains partners willing to provide funding for its R&D.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three months ended March 31, 2021 and 2020 (in thousands):

Segment Reporting for the Quarter Ended March 31, 2021

	Treatment	Services	Medical	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$7,495	$15,638	—	$23,133	$—	$23,133
Intercompany revenues	660	7	—	667	—	—
Gross profit	925	1,431	—	2,356	—	2,356
Research and development	47	13	76	136	14	150
Interest income	—	—	—	—	18	18
Interest expense	(19)	(8)	—	(27)	(40)	(67)
Interest expense-financing fees	—	—	—	—	(8)	(8)
Depreciation and amortization	310	85	—	395	5	400
Segment (loss) income before income taxes	(119)	555	(76)	360	(1,415)	(1,055)
Income tax benefit	(17)	—	—	(17)	—	(17)
Segment (loss) income	(102)	555	(76)	377	(1,415)	(1,038)
Expenditures for segment assets	357	4	—	361	—	361 (2)

Segment Reporting for the Quarter Ended March 31, 2020

	Treatment	Services	Medical	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$9,563	$15,297	—	$24,860	$—	$24,860
Intercompany revenues	207	8	—	215	—	—
Gross profit	2,745	1,895	—	4,640	—	4,640
Research and development	94	66	66	226	6	232
Interest income	—	—	—	—	56	56
Interest expense	(18)	(6)	—	(24)	(96)	(120)
Interest expense-financing fees	—	—	—	—	(68)	(68)
Depreciation and amortization	264	77	—	341	5	346
Segment income (loss) before income taxes	1,547	1,318	(66)	2,799	(1,477)	1,322
Income tax expense	14	—	—	14	—	14
Segment income (loss)	1,533	1,318	(66)	2,785	(1,477)	1,308
Expenditures for segment assets	679	214	—	893	3	896 (2)

(1) Amounts reflect the activity for corporate headquarters not included in the segment information.

(2) Net of financed amount of $29,000 and $82,000 for the three month ended March 31, 2021 and 2020, respectively.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax benefit of approximately $17,000 for continuing operations for the three months ended March 31, 2021 as compared to income tax expense of approximately $14,000 for the corresponding period of 2020. The Company’s effective tax rate was approximately 1.6% and 1.0% for the three months ended March 31, 2021 and the corresponding period of 2020, respectively. The Company’s tax rate for each of the periods discussed above was impacted by the Company’s full valuation on its net deferred tax assets.

13.	Variable Interest Entities (“VIE”)

The Company and Engineering/Remediation Resources Group, Inc. (“ERRG”) previously entered into an unpopulated joint venture agreement for project work bids within the Company’s Services Segment with the joint venture doing business as Perma-Fix ERRG, a general partnership. The Company has a 51% partnership interest in the joint venture and ERRG has a 49% partnership interest in the joint venture.

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

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG continues to be a VIE in which we are the primary beneficiary. At March 31, 2021, Perma-Fix ERRG had total assets of $4,865,000 and total liabilities of $4,865,000 which are all recorded as current.

14.	Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020 with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company elected to defer such taxes starting in mid-April 2020. At March 31, 2021, the Company has deferred payment of approximately $1,252,000 in its share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

15.	Executive Officer and Board of Director Compensation

Management Incentive Plans (“MIP”)

On January 21, 2021, the Company’s Compensation and Stock Option Committee (the “Compensation Committee”) and the Board approved individual MIP for the calendar year 2021 for each Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Executive Vice President (“EVP”) of Strategic Initiatives, EVP of Nuclear and Technical Services and EVP of Waste Treatment Operations. Each of the MIPs is effective January 1, 2021 and applicable for year 2021. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of the executive’s 2021 annual base salary at the time of the approval of the MIP. The potential target performance compensation ranges from 5% to 150% of the base salary for the CEO ($17,220 to $516,600), 5% to 100% of the base salary for the CFO ($14,000 to $280,000), 5% to 100% of the base salary for the EVP of Strategic Initiatives ($11,667 to $233,336), 5% to 100% of the base salary for the EVP of Nuclear and Technical Services ($14,000 to $280,000) and 5% to 100% ($12,000 to $240,000) of the base salary for the EVP of Waste Treatment Operations. Subsequent to the approval of the MIPs for fiscal year 2021 on January 21, 2021 as described above, in February 2021, the Compensation Committee approved a cost of living adjustment of approximately 2.3% to each executive officer’s base salary, effective April 1, 2021. As such, compensation payable, if any, under each of the MIPs for fiscal year 2021 as discussed above for our executives will be adjusted accordingly to reflect this cost of living adjustment.

Board Compensation

On January 21, 2021, the Company’s Compensation Committee and the Board approved the following revision to the annual compensation of each non-employee Board member and the Board Committee(s) for which the Board member serves, effective January 1, 2021.

●	each director is to be paid a quarterly fee of $11,500, compared to the previous quarterly fee of $8,000;
●	the Chairman of the Board is to be paid an additional quarterly fee of $8,750, compared to the Chairman’s previous additional quarterly fee of $7,500;
●	the Chairman of the Audit Committee is to be paid an additional quarterly fee of $6,250, compared to the Audit Chairman’s previous additional quarterly fee of $5,500;
●	the Chairman of each of the Compensation Committee, the Corporate Governance and Nominating Committee (the “Nominating Committee”), and the Strategic Advisory Committee (the “Strategic Committee”) is to receive $3,125 in additional quarterly fees. No additional quarterly fees were previously paid to the Chairman of such committees. The Chairman of the Board is not eligible to receive a quarterly fee for serving as the Chairman of any the aforementioned committees ;
●	each Audit Committee member (excluding the Chairman of the Audit Committee) is to receive an additional quarterly fee of $1,250; and
●	each member of the Compensation Committee, the Nominating Committee, and the Strategic Committee is to receive a quarterly fee of $500. Such fee is payable only if the member does not serve as the Chairman of the Audit Committee, the Nominating Committee, the Strategic Committee or as the Chairman of the Board.

Each non-employee Board member will continue to receive $1,000 for each board meeting attendance and a $500 fee for meeting attendance via conference call. Also, each director will continue to receive an option to purchase up to 2,400 shares of the Company’s Common Stock on the date of his re-election to the Board at the Company’s Annual Meeting of Stockholders, with each option having a 10-year term and becoming fully vested after six months from grant date.

Each director may continue to elect to have either 65% or 100% of such fees payable in Common Stock under the 2003 Plan, with the balance, if any, payable in cash.

See below “Note 16 – Subsequent Events - 2003 Plan” for a discussion of a proposed amendment to the 2003 Plan as approved by the Board, subject to the approval by the Company’s Stockholder at the Company’s 2021 Annual Meeting of Stockholders to be held on July 20, 2021.

16.	Subsequent Events

Management evaluated events occurring subsequent to March 31, 2021 through May 6, 2021, the date these consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

Credit Facility

On May 4, 2021, the Company entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	revised the Company’s FCCR calculation requirement which allows for the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020. The add-back is to be applied retroactively to the second and third quarters of 2020. (see “Note 8 – Long Term Debt – Paycheck Protection Program (“PPP”) Loan” for a discussion of the PPP Loan); and
●	a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period at annual rate of prime plus 2.50% or LIBOR (with minimum floor rate of 0.75%) plus 3.50%. At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, any unpaid principal balance plus interest, if any, will become due.

In connection with the amendment, the Company paid our lender a fee of $15,000. All other terms of the Loan Agreement remains principally unchanged.

2003 Plan

During April 2021, the Company’s Board approved, subject to the Company’s Shareholder approval, a proposed amendment to the 2003 Plan that provides, among other things, the following:

●	The number of shares of Common Stock available for issuance under the 2003 Plan be increased by an additional 500,000 shares;
●	Each outside director be granted an option to purchase up to 10,000 shares of Common Stock on each date the director is reelected to the Board;
●	Each newly-elected outside director be granted an option to purchase up to 20,000 shares of Common Stock upon initial election to the Board; and
●	Changes to the vesting schedule of each option granted under the 2003 Plan to outside directors subsequent to the amendment becoming effective.

Preferred Share Rights Plan (“Rights Plan”)

The Company’s Rights Plan had a termination date of May 2, 2021. As previously reported, during April 2021, the Company’s Board decided not to renew or extend the Rights Plan and, as a result, such Rights Plan terminated as of May 2, 2021.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	R&D activity and necessary capital of our Medical Segment;
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement covenant requirements;
●	cash flow requirements;
●	accounts receivable impact;
●	sufficient liquidity to continue business;
●	PPP Loan forgiveness;
●	future results of operations and liquidity;
●	effect of economic disruptions on our business;
●	curtail capital expenditures;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;

●	fund capital expenditures from cash from operations and/or financing;
●	impact from COVID-19;
●	delays in procurement actions and contract awards;
●	gradual return in waste shipments;
●	fund remediation expenditures for sites from funds generated internally;
●	collection of accounts receivables;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with federal government;
●	partial or full shutdown of any of our facilities;
●	continued waste shipments delays by clients; and
●	R&D costs.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	contract bids, including international markets;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;

●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19;
●	audit of our PPP Loan;
●	new governmental regulations;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2020 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this first quarter 2021 Form 10-Q..

COVID-19 Impact

Our management team continues to proactively update our ongoing business operations and safety plans. We continue to remain focused on protecting the health and well-being of our employees and the communities in which we operate while assuring the continuity of our business operations. Similar to most of the U.S., we are beginning to relax the COVID-19-related precautions associated with ongoing operations as more staff is vaccinated and the new cases continue to decline in our locations. However, our Treatment Segment continues to see delays in waste shipments from certain customers due to continued impacts of COVID-19. We expect to see a gradual return in waste receipts from these customers in the first half of 2021. Within our Services Segment, we are realizing delays in procurement actions and contract awards resulting from the impact of COVID-19. As the situations surrounding COVID-19 continues to remain fluid, the full impact and extent of the pandemic on our financial results and liquidity cannot be estimated with any degree of certainty but appear to be subsiding towards the end of the second quarter of 2021. We are realizing pent-up demands in both segments, which have been reflected in the large increase in proposal requests throughout the first quarter of 2021 and into the second quarter of 2021.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including our customers’ payment performance. However, since a significant portion of our revenues is derived from government related contracts, we do not expect our accounts receivable collections to be materially impacted due to COVID-19.

At this time, we believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At March 31, 2021, our borrowing availability under our revolving credit facility was approximately $10,280,000 which was based on a percentage of eligible receivables and subject to certain reserves. We continue to assess the need in reducing operating costs during this volatile time, which may include curtailing capital expenditures, eliminating non-essential expenditures and implementing a hiring freeze as needed.

Overview

Revenue decreased by $1,727,000 or 6.9% to $23,133,000 for the three months ended March 31, 2021 from $24,860,000 for the corresponding period of 2020. The decrease was entirely within our Treatment Segment where revenue decreased $2,068,000 or 21.6% which was attributed primarily to lower waste volume resulting from continued delays in waste shipment from certain customers from the impact of COVID-19 as discussed above. Also, lower averaged price waste from revenue mix contributed to the decrease in revenue within the Treatment Segment. Revenue from our Services Segment increased by approximately $341,000 or 2.2%. Gross profit decreased $2,284,000 or 49.2% primarily due to the decrease in revenues in the Treatment Segment. Selling, General, and Administrative (“SG&A”) expenses increased $277,000 or 9.5% for the three months ended March 31, 2021 as compared to the corresponding period of 2020.

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients, primarily as subcontractors for others who are prime contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions, the manner in which the applicable government will be required to spend funding to remediate various sites, and/or the impact resulting from COVID-19 as discussed above. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows. As previously disclosed, our Medical Segment has not generated any revenues and has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

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

Summary – Three Months Ended March 31, 2021 and 2020

		Three Months Ended
		March 31,
Consolidated (amounts in thousands)	2021	%	2020	%
Revenues	$23,133	100.0	$24,860	100.0
Cost of good sold	20,777	89.8	20,220	81.3
Gross profit	2,356	10.2	4,640	18.7
Selling, general and administrative	3,205	13.9	2,928	11.8
Research and development	150	.6	232	.9
Loss on disposal of property and equipment	—	—	31	.1
(Loss) income from operations	$(999)	(4.3)	$1,449	5.9
Interest income	18	—	56	.2
Interest expense	(67)	(.2)	(120)	(.5)
Interest expense-financing fees	(8)	—	(68)	(.3)
Other	1	—	5	—
(Loss) income from continuing operations before taxes	(1,055)	(4.5)	1,322	5.3
Income tax (benefit) expense	(17)	—	14	—
(Loss) income from continuing operations	$(1,038)	(4.5)	$1,308	5.3

Revenues

Consolidated revenues decreased $1,727,000 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change	% Change
Treatment
Government waste	$4,387	18.9	$7,067	28.5	$(2,680)	(37.9)
Hazardous/non-hazardous (1)	1,311	5.7	1,524	6.1	(213)	(14.0)
Other nuclear waste	1,797	7.8	972	3.9	825	84.9
Total	7,495	32.4	9,563	38.5	(2,068)	(21.6)

Services
Nuclear services	15,080	65.2	14,835	59.7	245	1.7
Technical services	558	2.4	462	1.8	96	20.8
Total	15,638	67.6	15,297	61.5	341	2.2

Total	$23,133	100.0	$24,860	100.0	$(1,727)	(6.9)

(1) Includes wastes generated by government clients of $745,000 and $623,000 for the three month ended March 31, 2021 and the corresponding period of 2020, respectively.

Treatment Segment revenue decreased $2,068,000 or 21.6% for the three months ended March 31, 2021 over the same period in 2020. The revenue decrease was attributed primarily to lower revenue generated from lower waste volume resulting from continued waste shipment delays from certain customers due to the continued impact of COVID-19. Within our Treatment Segment, revenue generated from other nuclear waste increased primarily due to higher waste volume generated from commercial customers. Lower averaged price waste from revenue mix also contributed to the overall decrease in revenue within the Treatment Segment. Our Services Segment revenue increased by approximately $341,000 or 2.2%. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $557,000 for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$6,570	87.7	$6,818	71.3	$(248)
Services	14,207	90.8	13,402	87.6	805
Total	$20,777	89.8	$20,220	81.3	$557

Cost of goods sold for the Treatment Segment decreased by approximately $248,000 or 3.6%. Treatment Segment’s variable costs decreased by approximately $426,000 primarily in disposal, transportation, material and supplies and outside services due to lower revenue. Treatment Segment’s overall fixed costs were higher by approximately $178,000 resulting from the following: general expenses were higher by $119,000 in various categories; salaries and payroll related expenses were higher by approximately $54,000 primarily due to higher healthcare costs; depreciation expenses were higher by approximately $45,000 due to more financed leases; regulatory expenses were higher by approximately $24,000; maintenance expenses were lower by $35,000; and travel expenses were lower by $29,000 due to restrictions implemented from the impact of COVID-19. Services Segment cost of goods sold increased $805,000 or 6.0% primarily due to higher revenue. The increase in cost of goods sold was primarily due to higher salaries/payroll related, travel, and outside services expenses totaling approximately $1,095,000. The overall higher expenses were partially offset by lower material and supplies, regulatory and disposal expenses totaling approximately $187,000 and lower general expenses of $103,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $394,000 and $341,000 for the three months ended March 31, 2021, and 2020, respectively.

Gross Profit

Gross profit for the quarter ended March 31, 2021 decreased $2,284,000 over the corresponding period of 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$925	12.3	$2,745	28.7	$(1,820)
Services	1,431	9.2	1,895	12.4	(464)
Total	$2,356	10.2	$4,640	18.7	$(2,284)

Treatment Segment gross profit decreased by $1,820,000 and gross margin decreased to 12.3% from 28.7% primarily due to lower revenue from lower waste volume and the impact of our fixed costs. Services Segment gross profit decreased by $464,000 or 24.5% and gross margin decreased from 12.4% to 9.2%. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $277,000 for the three months ended March 31, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change
Administrative	$1,372	—	$1,360	—	$12
Treatment	978	13.0	1,061	11.1	(83)
Services	855	5.5	507	3.3	348
Total	$3,205	13.9	$2,928	11.8	$277

Administrative SG&A expenses were slightly higher primarily due to the following: director fees were higher by approximately $59,000 resulting from one additional director and fee increases that went into effect January 1, 2021; payroll and benefit expenses were higher by approximately $19,000 primarily due to higher healthcare costs; travel expenses were lower by approximately $23,000 due to restrictions implemented from the impact of COVID-19; outside services expenses were lower by approximately $41,000 resulting from fewer consulting/subcontract/legal matters; and general expenses were lower by approximately $2,000. Treatment Segment SG&A expenses were lower due to the following: travel expenses were lower by approximately $49,000 due to restrictions implemented from the impact of COVID-19; maintenance expenses were lower by approximately $25,000; general expenses were lower by $94,000 in various categories, with lower tradeshow expenses of $38,000 due to impact of COVID-19; and salaries and payroll related expenses were higher by approximately $85,000 due to increased hours spent on bid and proposals. The increase in SG&A expenses within our Services Segment was primarily due to the following: bad debt expenses were higher by approximately $63,000 as in the first quarter of 2020, certain customer accounts which had previously been reserved for were collected; outside services expenses were higher by approximately $101,000 due to more consulting matters related to bid and proposals; general expenses were slightly higher by $12,000; salaries/payroll related expenses were higher by approximately $185,000 primarily due to increased hours spent for bid and proposals; and travel expenses were lower by a total of approximately $13,000. Included in SG&A expenses is depreciation and amortization expense of $6,000 and $5,000 for the three months ended March 31, 2021 and 2020, respectively.

R&D

R&D expenses decreased $82,000 for the three months ended March 31, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	2020	Change
Administrative	$14	$6	$8
Treatment	47	94	(47)
Services	13	66	13
PF Medical	76	66	10
Total	$150	$232	$(82)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes.

Interest Income

Interest income decreased by approximately $38,000 in the first quarter of 2021 as compared to the corresponding period of 2020 primarily due to lower interest earned from lower finite risk sinking fund.

Interest Expense

Interest expense decreased approximately $53,000 in the first quarter of 2021 as compared to the corresponding period of 2020 primarily due to lower interest expense from our declining term loan balance outstanding and lower interest rate. Also, interest expense was lower resulting from the payoff of the $2,500,000 loan at year end 2020 that we had previously entered into with Robert Ferguson on April 1, 2019. The overall decrease in interest expense was partially offset by interest accrued for the Paycheck Protection Program (“PPP”) Loan in the first quarter of 2021 (see “The CARES Act – PPP Loan” below for further information of the PPP Loan).

Interest Expense- Financing Fees

Interest expense-financing fees decreased by approximately $60,000 in the first quarter of 2021 as compared to the corresponding period primarily due to debt discount/debt issuance costs that became fully amortized as financing fees at year end 2020 in connection with the issuance of our Common Stock and a purchase Warrant as consideration for us receiving the $2,500,000 loan from Robert Ferguson dated April 1, 2019.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2021 were primarily financed by our operations, cash on hand and credit facility availability. Subject to the impact of COVID-19 as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, our capital expenditure line (see “Financing Activities” below for this new capital expenditure line entered into with our lender below) and cash on hand. We continue to explore all sources of increasing our capital to supplement our liquidity requirements, when needed, and to improve our revenue and working capital. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, we believe that our cash flows from operations, our available liquidity from our credit facility, our capital expenditure line and our cash on hand should be sufficient to fund our operations for the next twelve months. However, due to the uncertainty of COVID-19, which has resulted in continued delays in waste shipments from certain customers and delays in procurement actions and contract awards, there are no assurances such will be the case. As previously disclosed, our Medical Segment, which has not generated any revenues, has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activities during the first three months of 2021:

(In thousands)
Cash used in operating activities of continuing operations	$(6,455)
Cash used in operating activities of discontinued operations	(149)
Cash used in investing activities of continuing operations	(360)
Cash used in financing activities of continuing operations	(223)
Effect of exchange rate changes in cash	(6)
Decrease in cash and finite risk sinking fund (restricted cash)	$(7,193)

At March 31, 2020, we were in a positive cash position with no revolving credit balance At March 31, 2021, we had cash on hand of approximately $713,000, which included account balances of our foreign subsidiaries totaling approximately $559,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $20,121,000 at March 31, 2021, an increase of $10,462,000 from the December 31, 2020 balance of $9,659,000. The increase was primarily due to timing of invoicing which was reflective of the decrease in our unbilled receivables and timing of our accounts receivable collection. Our contracts with our customers are subject to various payment terms and conditions; therefore, our accounts receivable are impacted by these terms and conditions and the related timing of accounts receivable collections. Additionally, contracts with our customers may sometimes result in modifications which can cause delays in collections.

Accounts payable, totaled $15,426,000 at March 31, 2021, an increase of $44,000 from the December 31, 2020 balance of $15,382,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $1,003,000 (which included working capital of our discontinued operations) at March 31, 2021, as compared to working capital of $3,672,000 at December 31, 2020. Our working capital was negatively impacted primarily by the additional reclass of approximately $1,595,000 of the outstanding PPP Loan balance from long-term debt to current debt. At December 31, 2021, the current portion of the PPP Loan was approximately $3,191,000. As previously discussed, we have applied for forgiveness on repayment of the entire PPP Loan balance which is subject to the review and approval of our lender and the Small Business Administration (“SBA”) (see “CARES Act – PPP Loan” for information on this loan”). Our working capital was also impacted by the increase in accrued expenses primarily related to payroll accrual.

Investing Activities

For the three months ended March 31, 2021, our purchases of capital equipment totaled approximately $390,000, of which $29,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2021 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement provides the Company with the following credit facility with a maturity date of March 15, 2024: (a) up to $18,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547. The maximum that the Company can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

Payment of annual rate of interest due on the revolving credit is at prime (3.25% at March 31, 2021) plus 2% or LIBOR plus 3.00% and the term loan at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment noted above, a LIBOR floor of 0.75% will apply in the event that LIBOR falls below 0.75% at any point in time.

At March 31, 2021, the borrowing availability under our revolving credit was approximately $10,280,000, based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,026,000 from outstanding standby letters of credit.

Our credit facility under our Loan Agreement with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We met our financial covenant requirements in the first quarter of 2021 and expects to meet our quarterly financial covenant requirements in the next twelve months. Our fixed charge coverage ratio (“FCCR”) calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that we received in 2020, as permitted by an amendment to our Loan Agreement that we entered into with our lender as discussed below.

On May 4, 2021, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	revised our FCCR calculation requirement which allows for the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that we received in 2020. The add-back is to be applied retroactively to the second and third quarters of 2020. (see “The CARES Act – PPP Loan” below for a discussion of the PPP Loan); and
●	a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period at annual rate of prime plus 2.50% or LIBOR (with minimum floor rate of 0.75%) plus 3.50%. At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, any unpaid principal balance plus interest, if any, will become due.

In connection with the amendment, we paid our lender a fee of $15,000. All other terms of the Loan Agreement remains principally unchanged.

The CARES Act

PPP Loan

On April 14, 2020, we entered into a promissory note under the PPP with PNC, our credit facility lender, which has a balance of approximately $5,318,000 (the “PPP Loan”) at March 31, 2021. The PPP was established under the CARES Act and was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The note evidencing the PPP Loan contains events of default relating to, among other things, payment defaults, breach of representations and warranties, and provisions of the promissory note.

Under the terms of the Flexibility Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds by us for eligible payroll costs, mortgage interest, rent and utility costs and the maintenance of employee and compensation levels for the covered period (which is defined as a 24-week period, beginning April 14, 2020, the date in which proceeds from the PPP Loan was disbursed to us by PNC). On October 5, 2020, we applied for forgiveness on repayment of the loan balance as permitted under the program, which is subject to the review and approval of our lender and the SBA. If all or a portion of the PPP Loan is not forgiven, all or the remaining portion of the loan will be for a term of two years but can be prepaid at any time prior to maturity without any prepayment penalties. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due until the date that the SBA remits the loan forgiveness amount to our lender. While our PPP Loan currently has a two year maturity, the Flexibility Act permits us to request a five year maturity with our lender. At March 31, 2021, we have not received a determination on potential forgiveness on any portion of the PPP Loan balance; therefore, we have classified approximately $4,786,000 of the PPP Loan balance as “Current portion of long-term debt,” on our Consolidated Balance Sheets, which was based on payment of the PPP Loan starting in July 2021 (10 months from end of our covered period) in accordance with the terms of our PPP Loan agreement.

Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020, with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. We elected to defer such taxes starting in mid-April 2020. At March 31, 2021, we have deferred payment of approximately $1,252,000 in our share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At March 31, 2021, the total amount of standby letters of credit outstanding totaled approximately $3,026,000 and the total amount of bonds outstanding totaled approximately $42,973,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At March 31, 2021, the closure and post-closure requirements for these facilities were approximately $19,897,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the quarter ended March 31, 2021, or will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. Our Treatment and Services Segments have significant relationships with the U.S and Canadian governmental authorities through contracts entered into indirectly as subcontractors for others who are prime contractors or directly as the prime contractor to government authorities. As stated previously, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Our inability to continue under existing material contracts that we have with the U.S government and Canadian government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either indirectly as a subcontractor or directly as a prime contractor to government entities, representing approximately $20,157,000 or 87.1% of our total revenue during the three months ended March 31, 2021, as compared to $22,502,000 or 90.5% of our total revenue during the corresponding period of 2020.

COVID-19 Impact. The extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict, as the responses to the pandemic continue to evolve rapidly. We continue to experience delays in waste shipments from certain customers within our Treatment Segment directly related to the impact of COVID-19. However, we expect to see a gradual return in waste receipts from these customers in the first half of 2021. Within our Services Segment, we are realizing delays in procurement actions and contract awards resulting from the impact of COVID-19.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on our customers, the impact on governmental programs and budgets, inoculation rate of the vaccines, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy or confidence at this time. Our future results of operations and liquidity could be adversely impacted from continued delays in waste shipments, delays in procurement actions and contract awards, and/or recurrence of project work shut downs as well as potential partial/full shutdown of any of our facilities due to COVID-19.

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

At March 31, 2021, we had total accrued environmental remediation liabilities of $811,000, a decrease of $43,000 from the December 31, 2020 balance of $854,000. The decrease represents primarily payments made on remediation projects for our Perma-Fix of Memphis, Inc. subsidiary. At March 31, 2021, $659,000 of the total accrued environmental liabilities was recorded as current.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2021.

(b)	Changes in internal control over financial reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2020. Additionally, there has been no other material change in legal proceedings previously disclosed by us in our Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

(a)	Exhibits

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc.
4.1	First Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 4, 2021.
10.1	2021 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2021, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 26, 2021.
10.2	2021 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2021, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 26, 2021.
10.3	2021 Incentive Compensation Plan for EVP of Strategic Initiatives, effective January 1, 2021, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 26, 2021.
10.4	2021 Incentive Compensation Plan for EVP of Nuclear and Technical Services, effective January 1, 2021, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 26, 2021.

10.5	2021 Incentive Compensation Plan for EVP of Waste Treatment Operations, effective January 1, 2021, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on January 26, 2021.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 6, 2021	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: May 6, 2021	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

