Form 10-Q
period 2021-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2021-08-11
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)
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

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at July 30, 2021
Common Stock, $.001 Par Value	12,196,623 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$7,312	$7,924
Accounts receivable, net of allowance for doubtful accounts of $27 and $404, respectively	9,244	9,659
Unbilled receivables	7,332	14,453
Inventories	701	610
Prepaid and other assets	2,926	3,967
Current assets related to discontinued operations	17	22
Total current assets	27,532	36,635

Property and equipment:
Buildings and land	20,123	20,139
Equipment	22,132	22,090
Vehicles	454	457
Leasehold improvements	23	23
Office furniture and equipment	1,425	1,413
Construction-in-progress	2,227	1,569
Total property and equipment	46,384	45,691
Less accumulated depreciation	(28,574)	(27,908)
Net property and equipment	17,810	17,783

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,317	2,287

Intangibles and other long term assets:
Permits	9,118	8,922
Other intangible assets - net	885	875
Finite risk sinking fund (restricted cash)	11,467	11,446
Other assets	849	890
Total assets	$70,059	$78,919

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	June 30,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,511	$15,382
Accrued expenses	5,637	6,381
Disposal/transportation accrual	1,055	1,220
Deferred revenue	3,932	4,614
Accrued closure costs - current	74	75
Current portion of long-term debt	404	3,595
Current portion of operating lease liabilities	275	273
Current portion of finance lease liabilities	433	525
Current liabilities related to discontinued operations	817	898
Total current liabilities	24,138	32,963

Accrued closure costs	6,465	6,290
Deferred tax liabilities	474	471
Long-term debt, less current portion	819	3,134
Long-term operating lease liabilities, less current portion	2,119	2,070
Long-term finance lease liabilities, less current portion	555	662
Other long-term liabilities	626	626
Long-term liabilities related to discontinued operations	256	252
Total long-term liabilities	11,314	13,505

Total liabilities	35,452	46,468

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized;12,188,256 and 12,161,539 shares issued, respectively;12,180,614 and 12,153,897 shares outstanding, respectively	12	12
Additional paid-in capital	109,206	108,931
Accumulated deficit	(72,555)	(74,455)
Accumulated other comprehensive loss	(167)	(207)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	36,408	34,193
Non-controlling interest	(1,801)	(1,742)
Total stockholders’ equity	34,607	32,451

Total liabilities and stockholders’ equity	$70,059	$78,919

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020	2021	2020

Net revenues	$16,145	$22,047	$39,278	$46,907
Cost of goods sold	15,179	18,737	35,956	38,957
Gross profit	966	3,310	3,322	7,950

Selling, general and administrative expenses	2,997	2,700	6,202	5,627
Research and development	144	209	295	441
(Gain) loss on disposal of property and equipment	—	(4)	—	27
(Loss) income from operations	(2,175)	405	(3,175)	1,855

Other income (expense):
Interest income	2	28	21	84
Interest expense	(65)	(99)	(132)	(219)
Interest expense-financing fees	(9)	(60)	(17)	(129)
Other	—	4	1	9
Gain (loss) on extinguishment of debt	5,381	(27)	5,381	(27)
Income from continuing operations before taxes	3,134	251	2,079	1,573
Income tax expense (benefit)	13	(9)	(4)	5
Income from continuing operations, net of taxes	3,121	260	2,083	1,568

Loss from discontinued operations (net of taxes of $0)	(127)	(85)	(242)	(199)
Net income	2,994	175	1,841	1,369

Net loss attributable to non-controlling interest	(29)	(29)	(59)	(55)

Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$3,023	$204	$1,900	$1,424

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$.26	$.02	$.18	$.13
Discontinued operations	(.01)	—	(.02)	(.01)
Net income per common share	$.25	$.02	$.16	$.12

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:

Continuing operations	$.25	$.02	$.17	$.13
Discontinued operations	(.01)	—	(.02)	(.01)
Net income per common share	$.24	$.02	$.15	$.12

Number of common shares used in computing net income per share:
Basic	12,180	12,135	12,173	12,129
Diluted	12,440	12,286	12,420	12,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2021	2020	2021	2020

Net income	$2,994	$175	$1,841	$1,369
Other comprehensive income (loss):
Foreign currency translation gain (loss)	20	28	40	(51)

Comprehensive income	3,014	203	1,881	1,318
Comprehensive loss attributable to non-controlling interest	(29)	(29)	(59)	(55)
Comprehensive income attributable to Perma-Fix Environmental Services, Inc. stockholders	$3,043	$232	$1,940	$1,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Subsidiary	Deficit	Equity

Balance at December 31, 2020	12,161,539	$12	$108,931	$(88)	$(207)	$(1,742)	$(74,455)	$32,451
Net loss	—	—	—	—	—	(30)	(1,123)	(1,153)
Foreign currency translation	—	—	—	—	20	—	—	20
Issuance of Common Stock for services	11,837	—	79	—	—	—	—	79
Stock-Based Compensation	—	—	45	—	—	—	—	45
Balance at March 31, 2021	12,173,376	$12	$109,055	$(88)	$(187)	$(1,772)	$(75,578)	$31,442
Net Income (loss)	—	—	—	—	—	(29)	3,023	2,994
Foreign currency translation	—	—	—	—	20	—	—	20
Issuance of Common Stock upon exercise of options	290	—	—	—	—	—	—	—
Issuance of Common Stock for services	14,590	—	109	—	—	—	—	109
Stock-Based Compensation	—	—	42	—	—	—	—	42
Balance at June 30, 2021	12,188,256	$12	$109,206	$(88)	$(167)	$(1,801)	$(72,555)	$34,607

Balance at December 31, 2019	12,123,520	$12	$108,457	$(88)	$(211)	$(1,619)	$(77,315)	$29,236
Net Income (loss)	—	—	—	—	—	(26)	1,220	1,194
Foreign currency translation	—	—	—	—	(79)	—	—	(79)
Issuance of Common Stock upon exercise of options	3,643	—	6	—	—	—	—	6
Issuance of Common Stock for services	5,128	—	48	—	—	—	—	48
Stock-Based Compensation	—	—	44	—	—	—	—	44
Balance at March 31, 2020	12,132,291	$12	$108,555	$(88)	$(290)	$(1,645)	$(76,095)	$30,449
Net Income (loss)	—	—	—	—	—	(29)	204	175
Foreign currency translation	—	—	—	—	28	—	—	28
Issuance of Common Stock upon exercise of options	241	—	—	—	—	—	—	—
Issuance of Common Stock for services	10,239	—	56	—	—	—	—	56
Stock-Based Compensation	—	—	48	—	—	—	—	48
Balance at June 30, 2020	12,142,771	$12	$108,659	$(88)	$(262)	$(1,674)	$(75,891)	$30,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,841	$1,369
Less: loss from discontinued operations, net of taxes of $0	(242)	(199)

Income from continuing operations, net of taxes	2,083	1,568
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	799	711
Interest on finance lease with purchase option	4	4
(Gain) loss on extinguishment of debt	(5,381)	27
Amortization of debt discount/debt issuance costs	17	129
Deferred tax expense	3	5
Recovery of bad debt reserves	(17)	(107)
Loss on disposal of property and equipment	—	27
Issuance of common stock for services	188	104
Stock-based compensation	87	92
Changes in operating assets and liabilities of continuing operations
Accounts receivable	432	2,479
Unbilled receivables	7,121	(3,085)
Prepaid expenses, inventories and other assets	1,076	714
Accounts payable, accrued expenses and unearned revenue	(5,609)	289
Cash provided by continuing operations	803	2,957
Cash used in discontinued operations	(315)	(259)
Cash provided by operating activities	488	2,698

Cash flows from investing activities:
Purchases of property and equipment	(650)	(1,366)
Proceeds from sale of property and equipment	1	4
Cash used in investing activities of continuing operations	(649)	(1,362)
Cash provided by investing activities of dicontinued operations	—	13
Cash used in investing activities	(649)	(1,349)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(41,834)	(47,058)
Borrowing on revolving credit	41,834	46,737
Proceeds from issuance of long-term debt	—	5,666
Principal repayments of finance lease liabilities	(205)	(229)
Principal repayments of long term debt	(219)	(1,045)
Payment of debt issuance costs	(15)	(85)
Proceeds from issuance of common stock upon exercise of options	—	6
Cash (used in) provided by financing activities of continuing operations	(439)	3,992

Effect of exchange rate changes on cash	9	(18)

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(591)	5,323
Cash and finite risk sinking fund (restricted cash) at beginning of period	19,370	11,697
Cash and finite risk sinking fund (restricted cash) at end of period	$18,779	$17,020

Supplemental disclosure:
Interest paid	$106	$207
Income taxes paid	15	30
Non-cash financing activities:
Equipment purchase subject to finance lease	—	132
Equipment purchase subject to finance	29	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2021.

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

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” and various subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These ASUs are effective January 1, 2023 for the Company as a smaller reporting company (“SRC”). Under new guidance issued by the Commission in March 2020, the Company will continue to qualify as a smaller reporting company but will also be an accelerated filer for all filings with the Commission after January 1, 2022. The Company is currently evaluating the impact of these ASU on its consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 206), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This ASU is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$7,706	$1,482	$9,188	$7,840	$2,329	$10,169
Time and materials	—	6,957	6,957	—	11,878	11,878
Total	$7,706	$8,439	$16,145	$7,840	$14,207	$22,047

Revenue by Contract Type
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$15,201	$4,063	$19,264	$17,403	$3,721	$21,124
Time and materials	—	20,014	20,014	—	25,783	25,783
Total	$15,201	$24,077	$39,278	$17,403	$29,504	$46,907

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$5,639	$6,764	$12,403	$6,055	$12,791	$18,846
Domestic commercial	2,060	391	2,451	1,785	431	2,216
Foreign government	7	1,261	1,268	—	965	965
Foreign commercial	—	23	23	—	20	20
Total	$7,706	$8,439	$16,145	$7,840	$14,207	$22,047

Revenue by generator
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$10,237	$19,425	$29,662	$13,745	$26,589	$40,334
Domestic commercial	4,328	981	5,309	3,658	893	4,551
Foreign government	541	3,625	4,166	—	1,979	1,979
Foreign commercial	95	46	141	—	43	43
Total	$15,201	$24,077	$39,278	$17,403	$29,504	$46,907

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

	June 30,	December 31,	Year-to-date	Year-to-date
(In thousands)	2021	2020	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$9,244	$9,659	$(415)	(4.3)%
Unbilled receivables - current	7,332	14,453	(7,121)	(49.3)%

Contract liabilities
Deferred revenue	$3,932	$4,614	$(682)	(14.8)%

During the three and six months ended June 30, 2021, the Company recognized revenue of $1,763,000 and $6,074,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. During the three and six months ended June 30, 2020, the Company recognized revenue of $2,516,000 and $6,539,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

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

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Leases:
Lease cost	$115	$114	$226	$228

Finance Leases:
Amortization of ROU assets	58	26	117	52
Interest on lease liability	18	29	37	50
Finance Leases	76	55	154	102

Short-term lease rent expense	3	1	6	4

Total lease cost	194	170	386	334

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2021 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	7.6	3.2

Weighted average discount rate	7.7%	6.2%

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2021 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2021 (Remaining)	$211	$353
2022	478	271
2023	486	150
2024	419	146
2025	327	146
2025 and thereafter	1,260	18
Total undiscounted lease payments	3,181	1,084
Less: Imputed interest	(787)	(96)
Present value of lease payments	$2,394	$988

Current portion of operating lease obligations	$275	$—
Long-term operating lease obligations, less current portion	$2,119	$—
Current portion of finance lease obligations	$—	$433
Long-term finance lease obligations, less current portion	$—	$555

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$103	$110	$204	$220
Operating cash flow used in finance leases	$18	$29	$37	$50
Financing cash flow used in finance leases	$91	$128	$205	$229

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$—	$41	$—	$123
Operating liabilities	$166	—	166	—

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2021			December 31, 2020
	Weighted Average Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangibles (amount in thousands)
Patent	12.5	$746	$(343)	$403	$742	$(334)	$408
Software	3	524	(413)	111	418	(411)	7
Customer relationships	10	3,370	(2,999)	371	3,370	(2,910)	460
Total		$4,640	$(3,755)	$885	$4,530	$(3,655)	$875

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Year	(In thousands)

2021(remaining)	$123
2022	198
2023	158
2024	37
2025	14

Amortization expenses relating to the definite-lived intangible assets as discussed above were $50,000 and $100,000 for the three and six months ended June 30, 2021, respectively, and $55,000 and $109,000 for the three and six months ended June 30, 2020, respectively.

6. Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

On May 4, 2021, the Company granted 6,000 NQSOs from the Company’s 2003 Outside Directors Stock Plan (“2003 Plan”) to a new director elected by the Company’s Board of Directors (“Board”) to fill a vacancy on the Board. The options granted were for a contractual term of ten years with a vesting period of six months. The exercise price of the options was $7.50 per share, which was equal to the Company’s closing stock price per share the day preceding the grant date, pursuant to the 2003 Plan.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Stock Option Plan (“2017 Plan”) for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. The 10,000 options under the first milestone were exercised by Robert Ferguson in 2018. The vesting date for the second and third milestones for the purchase of up to 30,000 and 60,000 shares of the Company’s Common Stock was previously extended to December 31, 2021 and December 31, 2022, respectively. The Company has not recognized compensation costs (fair value of approximately $262,000 at June 30, 2021) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at June 30, 2021. All other terms of the Ferguson Stock Option remain unchanged.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted on May 4, 2021 as discussed above and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

Outside Director Stock Options Granted
May 4, 2021
Weighted-average fair value per option	$4.97
Risk -free interest rate (1)	1.61%
Expected volatility of stock (2)	55.91%
Dividend yield	None
Expected option life (3)	10.0 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2021 and 2020 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2021	2020	2021	2020
Employee Stock Options	$33,000	$33,000	$66,000	$65,000
Director Stock Options	9,000	15,000	21,000	27,000
Total	$42,000	$48,000	$87,000	$92,000

At June 30, 2021, the Company has approximately $215,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 1.6 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2021 and June 30, 2020, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan, the 2017 Plans and the 2003 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2021	658,400	$3.87
Granted	6,000	$7.50
Exercised	(500)	$3.15		$2,175
Forfeited/expired	(1,500)	$3.15
Options outstanding end of period (1)	662,400	$3.90	3.1	$2,153,595
Options exercisable at June 30, 2021(2)	391,900	$4.08	3.1	$1,202,495

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2020	681,300	$3.84
Granted	6,000	$7.00		16,060
Exercised	(12,500)	$3.47
Forfeited/expired	(20,000)	$3.45
Options outstanding end of period (3)	654,800	$3.88	3.7	$1,685,031
Options exercisable as of June 30, 2020(3)	306,800	$4.20	3.6	$711,306

(1)	Options with exercise prices ranging from $2.79 to $7.50
(2)	Options with exercise prices ranging from $2.79 to $7.29
(3)	Options with exercise prices ranging from $2.79 to $8.40
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the six months ended June 30, 2021, the Company issued a total of 26,427 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $221,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors. See “Note 15 – Subsequent Events - 2003 Plan” for a discussion of an amendment to the 2003 Plan as approved by the Company’s Stockholder at the Company’s 2021 Annual Meeting of Stockholders held on July 20, 2021.

During the six months ended June 30, 2021, the Company issued 290 shares of its Common Stock from a cashless exercise of an option for the purchase of 500 shares of the Company’s Common Stock at $3.15 per share.

7. Income Per Share

Basic income per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted income per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020	2021	2020
Net income (loss) attributable to Perma-Fix Environmental Services,Inc., common stockholders:
Income from continuing operations, net of taxes	$3,121	$260	$2,083	$1,568
Net loss attributable to non-controlling interest	(29)	(29)	(59)	(55)
Income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	3,150	289	2,142	1,623
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(127)	(85)	(242)	(199)
Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$3,023	$204	$1,900	$1,424

Basic income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.25	$.02	$.16	$.12

Diluted income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.24	$.02	$.15	$.12

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,180	12,135	12,173	12,129
Add: dilutive effect of stock options	229	134	217	171
Add: dilutive effect of warrants	31	17	30	20
Diluted weighted average shares outstanding	12,440	12,286	12,420	12,320

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	12	38	36	38
Warrant	—	—	—	—

8. Long Term Debt

Long-term debt consists of the following:

(Amounts in Thousands)	June 30,2021		December 31, 2020
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024. Effective interest rate for the first six month of 2021 was 5.3%. (1)	$—		$—
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first six months of 2021 was 4.4%. (1)	1,177	(2)	1,388	(2)
Promissory Note dated April 14, 2020, balance subject to loan forgiveness. Interest accrues at annual rate of 1.0%. (3)	—	(4)	5,318	(4)
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	46		23
Total debt	1,223		6,729
Less current portion of long-term debt	404		3,595
Long-term debt	$819		$3,134

(1)	Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2)	Net of debt issuance costs of ($103,000) and ($105,000) at June 30, 2021 and December 31, 2020, respectively.

(3)	Uncollateralized note.

(4)	Entered into with the Company’s credit facility lender under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (see “PPP Loan” below for information regarding forgiveness on the entire loan balance, along with accrued interest, effective June 15, 2021).

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

On May 4, 2021, the Company entered into an amendment to the Loan Agreement with its lender which provided the following, among other things:

●	revised the Company’s fixed charge coverage ratio (“FCCR”) calculation requirement which allows for the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020. The add-back is to be applied retroactively to the second and third quarters of 2020. (see below for a discussion of the PPP Loan); and
●	a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period (see annual rate of interest below on the capital expenditure line). At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, any unpaid principal balance plus interest, if any, will become due. No advance on the capital line has been made as of June 30, 2021.

In connection with the amendment, the Company paid its lender a fee of $15,000 which is being amortized over the remaining term of the Loan Agreement, as amended, as interest expense-financing fees.

Pursuant to the Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (3.25% at June 30, 2021) plus 2% or London InterBank Offer Rate (“LIBOR”) plus 3.00% and the term loan and the capital expenditure line at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

The Company may terminate its Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. The Company agreed to pay PNC 1.0% of the total financing had the Company paid off its obligations on or before May 7, 2021 and 0.5% of the total financing if the Company pays off its obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee will apply if the Company pays off its obligations under the Loan Agreement after May 7, 2022.

At June 30, 2021, the borrowing availability under the Company’s revolving credit was approximately $9,550,000 based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,020,000 from outstanding standby letters of credit.

The Company’s credit facility under its Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under the credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its financial covenant requirements in the first quarter of 2021. The Company’s FCCR calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020 as permitted by the amendment dated May 4, 2021 to the Company’s Loan Agreement as discussed above. The Company did not meet its FCCR requirement in the second quarter of 2021. However, this FCCR non-compliance was waived by the Company’s lender pursuant to another amendment dated August 10, 2021 to the Company’s Loan Agreement (see “Note 15 – Subsequent Events – Credit Facility” for a discussion of this waiver and additional provisions of this amendment).

PPP Loan

On April 14, 2020, the Company entered into a promissory note under the PPP with PNC, our credit facility lender, which had a balance of approximately $5,318,000 (the “PPP Loan”) at March 31, 2021. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). The CARES Act was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). Proceeds from the promissory note was used by the Company for eligible payroll costs, mortgage interest, rent and utility costs as permitted under the Flexibility Act. The annual interest rate on the PPP Loan is 1.0%

On October 5, 2020, the Company applied for forgiveness on repayment of the PPP Loan as permitted under the Flexibility Act. On July 1, 2021, the Company was notified by PNC that the entire balance of the PPP Loan of approximately $5,318,000, along with accrued interest of approximately $63,000 was forgiven by the SBA, effective June 15, 2021. Accordingly, the Company recorded the entire forgiven PPP Loan balance, along with accrued interest, totaling approximately $5,381,000 as “Gain on extinguishment of debt” on its Consolidated Statement of Operations for the quarter ended June 30, 2021.

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

During July 2020, Tetra Tech EC, Inc. (“Tetra Tech”) filed a complaint in the United States District Court for the Northern District of California (the “Court”) against CH2M Hill, Inc. (“CH2M”) and four subcontractors of CH2M, including the Company (“Defendants”). The complaint alleges claims for negligence, negligent misrepresentation and equitable indemnification against all defendants related to alleged damages suffered by Tetra Tech in respect of certain draft reports prepared by defendants at the request of the U.S. Navy as part of an investigation and review of certain whistleblower complaints about Tetra Tech’s environmental restoration at the Hunter’s Point Naval Shipyard in San Francisco.

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

On January 7, 2021, Defendants’ motion to dismiss the complaint in its entirety was granted without prejudice, with leave to amend. Tetra Tech subsequently filed a First Amended Complaint (“FAC”) and Defendants filed a motion to dismiss Tetra Tech’s FAC. Tetra Tech filed an opposition to Defendant’s motion to dismiss Tetra Tech’s FAC. Defendants, subsequently filed a joint reply to Tetra Tech’s motion in opposition. A decision and Order on Defendants’ motion to dismiss is pending from the Court. At this time, the Company continues to believe it does not have any liability to Tetra Tech.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $19,898,000 at June 30, 2021. At June 30, 2021 and December 31, 2020, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,467,000 and $11,446,000, respectively, which included interest earned of $1,996,000 and $1,975,000 on the finite risk sinking funds as of June 30, 2021 and December 31, 2020, respectively. Interest income for the three and six months ended June 30, 2021 was approximately $2,000 and $21,000, respectively. Interest income for the three and six months ended June 30, 2020 was approximately $27,000 and $83,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2021, the total amount of standby letters of credit outstanding was approximately $3,020,000 and the total amount of bonds outstanding was approximately $43,561,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $127,000 and $85,000 for the three months ended June 30, 2021 and 2020, respectively (net of taxes of $0 for each period) and net losses of $242,000 and $199,000 for the six months ended June 30, 2021 and 2020, respectively, (net of taxes of $0 for each period). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of June 30, 2021 and December 31, 2020. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2021	2020
Current assets
Other assets	$17	$22
Total current assets	17	22
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	—	—
Total long-term assets	81	81
Total assets	$98	$103
Current liabilities
Accounts payable	$4	$4
Accrued expenses and other liabilities	142	150
Environmental liabilities	671	744
Total current liabilities	817	898
Long-term liabilities
Closure liabilities	146	142
Environmental liabilities	110	110
Total long-term liabilities	256	252
Total liabilities	$1,073	$1,150

(1)	net of accumulated depreciation of $10,000 for each period presented.

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

MEDICAL SEGMENT, which is currently involved on a limited basis in the R&D of the Company’s medical isotope production technology, has not generated any revenue and has substantially reduced its R&D costs and activities due to the need for capital to fund these activities. The Company anticipates that the Medical Segment will not resume full R&D activities until the necessary capital is obtained through its own credit facility or additional equity raise, or obtains partners willing to provide funding for its R&D.

Our reporting segments exclude our corporate headquarters and our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

Segment Reporting for the Quarter Ended June 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,706	$8,439	—	$16,145	$—	$16,145
Intercompany revenues	319	32	—	351	—	—
Gross profit (negative gross profit)	1,433	(467)	—	966	—	966
Research and development	43	19	72	134	10	144
Interest income	—	—	—	—	2	2
Interest expense	(18)	—	—	(18)	(47)	(65)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	310	85	—	395	5	400
Segment income (loss) before income taxes	471	(1,292)	(72)	(893)	4,027 (2)	3,134
Income tax expense	3	10	—	13	—	13
Segment income (loss)	468	(1,302)	(72)	(906)	4,027	3,121
Expenditures for segment assets	270	10	—	280	9	289 (3)

Segment Reporting for the Quarter Ended June 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,840	$14,207	—	$22,047	$—	$22,047
Intercompany revenues	446	5	—	451	—	—
Gross profit	1,695	1,615	—	3,310	—	3,310
Research and development	52	46	74	172	37	209
Interest income	1	—	—	1	27	28
Interest expense	(28)	(4)	—	(32)	(67)	(99)
Interest expense-financing fees	—	—	—	—	(60)	(60)
Depreciation and amortization	275	84	—	359	5	364
Segment income (loss) before income taxes	750	1,031	(74)	1,707	(1,456)	251
Income tax benefit	(9)	—	—	(9)	—	(9)
Segment income (loss)	759	1,031	(74)	1,716	(1,456)	260
Expenditures for segment assets	320	146	—	466	2	468 (4)

Segment Reporting for the Six Months Ended June 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$15,201	$24,077	—	$39,278	$—	$39,278
Intercompany revenues	979	39	—	1,018	—	—
Gross profit	2,358	964	—	3,322	—	3,322
Research and development	90	32	149	271	24	295
Interest income	—	—	—	—	21	21
Interest expense	(37)	(8)	—	(45)	(87)	(132)
Interest expense-financing fees	—	—	—	—	(17)	(17)
Depreciation and amortization	620	170	—	790	9	799
Segment income (loss) before income taxes	352	(737)	(149)	(534)	2,613 (2)	2,079
Income tax (benefit) expense	(14)	10	—	(4)	—	(4)
Segment income (loss)	366	(747)	(149)	(530)	2,613	2,083
Expenditures for segment assets	627	14	—	641	9	650 (3)

Segment Reporting for the Six Months Ended June 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$17,403	$29,504	—	$46,907	$—	$46,907
Intercompany revenues	653	13	—	666	—	—
Gross profit	4,440	3,510	—	7,950	—	7,950
Research and development	145	112	140	397	44	441
Interest income	1	—	—	1	83	84
Interest expense	(46)	(10)	—	(56)	(163)	(219)
Interest expense-financing fees	—	—	—	—	(129)	(129)
Depreciation and amortization	539	162	—	701	10	711
Segment income (loss) before income taxes	2,297	2,349	(140)	4,506	(2,933)	1,573
Income tax expense	5	—	—	5	—	5
Segment income (loss)	2,292	2,349	(140)	4,501	(2,933)	1,568
Expenditures for segment assets	1,000	361	—	1,361	5	1,366 (4)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(2)	Amounts includes approximately $5,381,000 of “Gain on extinguishment of debt” recorded in connection with the Company’s PPP Loan which was forgiven by the SBA effective June 15, 2021 (see “Note 8 – Long Term Debt – PPP Loan” for information of this loan forgiveness).

(3)	Net of financed amount of $0 and $29,000 for the three and six months ended June 30, 2021, respectively.

(4)	Net of financed amount of $51,000 and $132,000 for the three and six months ended June 30, 2020, respectively.

12. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expense of $13,000 and income tax benefit of $4,000 for continuing operations for the three and six months ended June 30, 2021, respectively, and income tax benefit of $9,000 and income tax expense of $5,000 for continuing operations for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rates were approximately 0.4% and 0.2% for the three and six months ended June 30, 2021, respectively, and 3.6% and 0.3% for the three and six months ended June 30, 2020, respectively. The Company’s tax rate for each of the periods discussed above was impacted by the Company’s full valuation on its net deferred tax assets.

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

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG continues to be a VIE in which the Company is the primary beneficiary. At June 30, 2021, Perma-Fix ERRG had total assets of $2,528,000 and total liabilities of $2,528,000 which are all recorded as current.

14. Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020 with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company elected to defer such taxes starting in mid-April 2020. At June 30, 2021, the Company has deferred payment of approximately $1,252,000 in its share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

15. Subsequent Events

Management evaluated events occurring subsequent to June 30, 2021 through August 11, 2021, the date these consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

2003 Plan

During April 2021, the Company’s Board approved an amendment to the 2003 Plan which was approved by the Company’s Shareholders at the Company’s Annual Meeting of Stockholders held on July 20, 2021 (the “Meeting”). The amendment provides, among other things, the following:

●	The number of shares of Common Stock available for issuance under the 2003 Plan was increased by an additional 500,000 shares;
●	Each outside director is to be granted an option to purchase up to 10,000 shares of Common Stock on each date the director is reelected to the Board;
●	Each newly-elected outside director is to be granted an option to purchase up to 20,000 shares of Common Stock upon initial election to the Board; and
●	Changes to the vesting schedule of each option granted under the 2003 Plan to outside directors.

Upon the approval of the amendment to the 2003 Plan as discussed above and upon the reelection of the Company’s seven outside directors at the Meeting, the Company issued a NQSO to each of the Company’s seven reelected outside directors for the purchase of up to 10,000 shares of the Company’s Common Stock. Dr. Louis Centofanti, the Company’s EVP of Strategic Initiatives and also a director, was not eligible to receive an option under the 2003 Plan as an employee of the Company. Each NQSO granted was for a contractual term of ten years with one-fourth vesting annually over a four year period. The exercise price of the NQSO was $5.93 per share, which was equal to the fair market value of the Company’s Common Stock the day preceding the grant date, pursuant to the 2003 Plan.

Credit Facility

On August 10, 2021, the Company entered into an amendment to its Loan Agreement with its lender which provided, among other things, the following:

●	waived the Company’s failure to meet the minimum quarterly FCCR requirement for the second quarter of 2021;
●	removes the quarterly FCCR testing requirement for the third quarter of 2021;
●	reinstates the quarterly FCCR testing requirement starting for the fourth quarter of 2021 and revises the methodology to be used in calculating the FCCR for the quarters ending December 31, 2021, March 31, 2022, and June 30, 2022 (with no change to the minimum 1.15:1 ratio requirement for each quarter); and
●	requires maintenance of a minimum $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended December 31, 2021 has been met and certified to the lender.

In connection with the amendment, the Company paid its lender a fee of $15,000. All other terms of the Loan Agreement remains principally unchanged.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	R&D activity and necessary capital of our Medical Segment;
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement covenant requirements;
●	cash flow requirements;
●	accounts receivable impact and collections;
●	sufficient liquidity to continue business;
●	future results of operations and liquidity;
●	effect of economic disruptions on our business;
●	curtail capital expenditures;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;
●	fund capital expenditures from cash from operations and/or financing;
●	impact from COVID-19;
●	procurement actions and contract awards;
●	waste receipts and contract awards in the second half of 2021;
●	returns in waste shipments;
●	fund remediation expenditures for sites from funds generated internally;
●	collection of accounts receivables;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with federal government;
●	partial or full shutdown of any of our facilities;
●	continued waste shipments delays by clients; and
●	R&D costs.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	contract bids, including international markets;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;

●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19;
●	delays in waste shipments and contract awards;
●	new governmental regulations;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2020 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first quarter 2021 Form 10-Q and this second quarter 2021 Form 10-Q.

COVID-19 Impact

Our management team continues to proactively update our ongoing business operations and safety plans in an effort to mitigate any potential impact of COVID-19. We continue to remain focused on protecting the health and well-being of our employees and the communities in which we operate while assuring the continuity of our business operations, particularly in light of emerging new variants of the virus. Similar to most of the U.S., we have relaxed COVID-19 precautions associated with operations since more people have become vaccinated, including our employees. However, our Treatment Segment continues to see unexpected delays in waste shipments from certain customers due to impacts of COVID-19. We expect to see returns in waste receipts from these customers starting in the second half of 2021. Within our Services Segment, we continue to experience delays in procurement actions and contract awards resulting primarily from the impact of COVID-19 but have recently begun to receive new contract awards. Within our Treatment and Services Segments, we have an unprecedented number of bids currently submitted and awaiting awards. We expect procurement actions and contract awards to continue throughout the second half of 2021.

As the situations surrounding COVID-19 continues to remain fluid, the full impact and extent of the pandemic on our financial results and liquidity cannot be estimated with any degree of certainty. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including our customers’ payment performance. However, since a significant portion of our revenues is derived from government related contracts, we do not expect our accounts receivable collections to be materially impacted due to COVID-19.

At this time, we believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At June 30, 2021, our borrowing availability under our revolving credit facility was approximately $9,550,000 which was based on a percentage of eligible receivables and subject to certain reserves. We continue to assess the need in reducing operating costs during this volatile time, which may include curtailing capital expenditures, eliminating non-essential expenditures and implementing a hiring freeze as needed. Based on our current projection, we believe that we will be able to meet our current covenant requirements under our loan agreement for the next twelve months, however, such may not be the case due to, among other things, the uncertainty of COVID on our operations and/or delays in procurement actions, contract awards, or waste shipments.

Overview

Our overall revenue decreased $5,902,000 or 26.8% to $16,145,000 for the three months ended June 30, 2021 from $22,047,000 for the corresponding period of 2020 due primarily from the impact of COVID-19. The revenue decrease was primarily within our Services Segment where revenue decreased by approximately $5,768,000 or 40.6% to $8,439,000 for the three months ended June 30, 2021 from $14,207,000 for the corresponding period of 2020 primarily due to delays in procurement actions and contract awards resulting primarily from the impact of COVID-19. The completion of a certain large project in the Services Segment in the second quarter exacerbated the decrease in revenue. Revenue within our Treatment Segment decreased $134,000 or 1.7%. Our Treatment Segment’s revenue has been negatively impacted by continued waste shipment delays from certain customers since the latter part of the first quarter of 2020 at the start of the pandemic. However, we expect to see returns in waste receipts from these customers starting in the second half of 2021. Gross profit decreased $2,344,000 or 70.8% primarily due to decreases in revenues in both segments as described above. Selling, General, and Administrative (“SG&A”) expenses increased by approximately 297,000 or 11.0% for the three months ended June 30, 2021 as compared to the corresponding period of 2020.

Our overall revenue decreased $7,629,000 or 16.3% to $39,278,000 for the six months ended June 30, 2021 from $46,907,000 for the corresponding period of 2020. Services Segment revenue decreased by $5,427,000 or 18.4% to $24,077,000 for the six months ended June 30, 2021 from $29,504,000 for the corresponding period of 2020 primarily due to delays in procurement actions and contract awards as discussed above. Additionally, as discussed above, the completion of a certain large project in the Services Segment in the second quarter of 2021 exacerbated the decrease in revenue. Treatment Segment revenue decreased by $2,202,000 or 12.7% to $15,201,000 for the six months ended June 30, 2021 from $17,403,000 for the corresponding period of 2020 primarily due to continued delays in waste shipments from certain customers as discussed above. Total gross profit decreased $4,628,000 or 58.2% for the six months ended June 30, 2021 as compared to the corresponding period of 2020. Total SG&A expenses increased $575,000 or 10.2% for the six months ended June 30, 2021 as compared to the corresponding period of 2020.

Our working capital was $3,394,000 at June 30, 2021 as compared to working capital of $3,672,000 at December 31, 2020. Our working capital was negatively impacted by revenue decreases in both Segments. However, the forgiveness of our Paycheck Protection Program (“PPP”) Loan, along with accrued interest, by the U.S. Small Business Administration (“SBA”) had a positive impact to our working capital (see “The CARES Act – PPP Loan” within this MD&A for a discussion of this loan forgiveness).

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

Summary – Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2021	%	2020	%	2021	%	2020	%
Net revenues	$16,145	100.0	$22,047	100.0	$39,278	100.0	$46,907	100.0
Cost of goods sold	15,179	94.0	18,737	85.0	35,956	91.5	38,957	83.1
Gross profit	966	6.0	3,310	15.0	3,322	8.5	7,950	16.9
Selling, general and administrative	2,997	18.6	2,700	12.2	6,202	15.8	5,627	12.0
Research and development	144	.9	209	.9	295	.8	441	.9
(Gain) loss on disposal of property and equipment	—	—	(4)	—	—	—	27	—
(Loss) income from operations	(2,175)	(13.5)	405	1.9	(3,175)	(8.1)	1,855	4.0
Interest income	2	—	28	.1	21	—	84	.2
Interest expense	(65)	(.4)	(99)	(.5)	(132)	(.3)	(219)	(.5)
Interest expense-financing fees	(9)	—	(60)	(.3)	(17)	—	(129)	(.3)
Other	—	—	4	—	1	—	9	—
Gain (loss) on extinuishment of debt	5,381	33.3	(27)	(.1)	5,381	13.7	(27)	—
Income from continuing operations before taxes	3,134	19.4	251	1.1	2,079	5.3	1,573	3.4
Income tax expense (benefit)	13	.1	(9)	(.1)	(4)	—	5	—
Income (loss) from continuing operations	$3,121	19.3	$260	1.2	$2,083	5.3	$1,568	3.4

Revenues

Consolidated revenues decreased $5,902,000 for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change	% Change
Treatment
Government waste	$5,102	31.6	$5,559	25.2	$(457)	(8.2)
Hazardous/non-hazardous (1)	1,317	8.1	938	4.3	379	40.4
Other nuclear waste	1,287	8.0	1,343	6.1	(56)	(4.2)
Total	7,706	47.7	7,840	35.6	(134)	(1.7)

Services
Nuclear services	8,052	49.9	13,776	62.5	(5,724)	(41.6)
Technical services	387	2.4	431	1.9	(44)	(10.2)
Total	8,439	52.3	14,207	64.4	(5,768)	(40.6)

Total	$16,145	100.0	$22,047	100.0	$(5,902)	(26.8)

1) Includes wastes generated by government clients of $544,000 and $496,000 for the three month ended June 30, 2021 and the corresponding period of 2020, respectively.

Treatment Segment revenue decreased $134,000 or 1.7% for the three months ended June 30, 2021 over the same period in 2020. The revenue decrease was attributed primarily to lower revenue from government waste generators resulting from lower waste volume. The increase in hazardous/non hazardous waste was primarily due to higher averaged price waste. Our Treatment Segment revenue has been negatively impacted by continued waste shipment delays from certain customers since the latter part of the first quarter of 2020 at the start of the COVID-19 pandemic. Services Segment revenue decreased by approximately $5,768,000 or 40.6%. As previously disclosed, our Services Segment revenue for the second quarter was impacted primarily by delays in procurement actions and contract awards resulting from the impact of COVID-19. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues decreased $7,629,000 for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change	% Change
Treatment
Government waste	$9,489	24.1	$12,626	26.9	$(3,137)	(24.8)
Hazardous/non-hazardous (1)	2,628	6.7	2,462	5.3	166	6.7
Other nuclear waste	3,084	7.9	2,315	4.9	769	33.2
Total	15,201	38.7	17,403	37.1	(2,202)	(12.7)

Services
Nuclear services	23,132	58.9	28,611	61.0	(5,479)	(19.1)
Technical services	945	2.4	893	1.9	52	5.8
Total	24,077	61.3	29,504	62.9	(5,427)	(18.4)

Total	$39,278	100.0	$46,907	100.0	$(7,629)	(16.3)

1) Includes wastes generated by government clients of $1,289,000 and $1,119,000 for the six month ended June 30, 2021 and the corresponding period of 2020, respectively.

Treatment Segment revenue decreased $2,202,000 or 12.7 % for the six months ended June 30, 2021 over the same period in 2020 primarily due to lower waste volume. As previously disclosed, since the latter part of the first quarter of 2020 at the start of the pandemic, revenue within our Treatment Segment has been impacted by waste shipment delays from certain customers primarily due to the impact of COVID-19. Within our Treatment Segment, revenue generated from other nuclear waste increased primarily due to higher waste volume generated from commercial customers. Services Segment revenue decreased $5,427,000 or 18.4% for the six months ended June 30, 2021 over the same period in 2020. As previously disclosed, our Services Segment revenue for the first six months of 2021 was impacted by delays in procurement actions and contract awards resulting primarily from the impact of COVID-19. Also, our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold decreased $3,558,000 for the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$6,273	81.4	$6,145	78.4	$128
Services	8,906	105.5	12,592	88.6	(3,686)
Total	$15,179	94.0	$18,737	85.0	$(3,558)

Cost of goods sold for the Treatment Segment increased by approximately $128,000 or 2.1%. Treatment Segment’s variable costs increased by approximately $136,000 primarily in disposal, transportation, material and supplies and outside services. Treatment Segment’s overall fixed costs were slightly lower by approximately $8,000 resulting from the following: payroll related expenses were lower by approximately $54,000; maintenance expenses were lower by $54,000; general expenses were higher by $52,000 in various categories; depreciation expenses were higher by approximately $35,000 due to more financed leases; and travel expenses were higher by approximately $13,000 due to ease of travel restrictions since the start of the pandemic. Services Segment cost of goods sold decreased $3,686,000 or 29.3% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, travel, and outside services expenses totaling approximately $3,177,000 with the remaining lower costs in material and supplies, disposal, regulatory, and general expenses. Included within cost of goods sold is depreciation and amortization expense of $394,000 and $358,000 for the three months ended June 30, 2021, and 2020, respectively.

Cost of goods sold decreased $3,001,000 for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$12,843	84.5	$12,963	74.5	$(120)
Services	23,113	96.0	25,994	88.1	(2,881)
Total	$35,956	91.5	$38,957	83.1	$(3,001)

Cost of goods sold for the Treatment Segment decreased by approximately $120,000 or 0.9%. Treatment Segment’s variable costs decreased by approximately $289,000 primarily in disposal, transportation, material and supplies and outside services due to lower revenue. Treatment Segment’s overall fixed costs were higher by approximately $169,000 resulting from the following: general expenses were higher by $171,000 in various categories; depreciation expenses were higher by approximately $80,000 due to more financed leases; regulatory expenses were higher by approximately $23,000; maintenance expenses were lower by $89,000; and travel expenses were lower by $16,000 due to restrictions implemented from the impact of COVID-19. Services Segment cost of goods sold decreased $2,881,000 or 11.1% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, travel, and outside services expenses totaling approximately $2,082,000 with the remaining lower costs in material and supplies, disposal, regulatory, and general expenses. Included within cost of goods sold is depreciation and amortization expense of $787,000 and $699,000 for the six months ended June 30, 2021, and 2020, respectively.

Gross Profit (Negative Gross Profit)

Gross profit for the quarter ended June 30, 2021 decreased $2,344,000 over the same period in 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$1,433	18.6	$1,695	21.6	$(262)
Services	(467)	(5.5)	1,615	11.4	(2,082)
Total	$966	6.0	$3,310	15.0	$(2,344)

Treatment Segment gross profit decreased by $262,000 and gross margin decreased to 18.6% from 21.6% primarily due to lower revenue from lower waste volume and the impact of our fixed costs. Services Segment gross profit decreased by $2,082,000 or 128.9% and gross margin decreased from 11.4% to a negative 5.5% primarily due to lower revenue. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2021 decreased $4,628,000 over 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$2,358	15.5	$4,440	25.5	$(2,082)
Services	964	4.0	3,510	11.9	(2,546)
Total	$3,322	8.5	$7,950	16.9	$(4,628)

Treatment Segment gross profit decreased by $2,082,000 and gross margin decreased to 15.5% from 25.5% primarily due to lower revenue from lower waste volume and the impact of our fixed costs. Services Segment gross profit decreased by $2,546,000 or 72.5% and gross margin decreased from 11.9% to 4.0% primarily due to lower revenue. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $297,000 for the three months ended June 30, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change
Administrative	$1,291	—	$1,296	—	$(5)
Treatment	901	11.7	867	11.1	34
Services	805	9.5	537	3.8	268
Total	$2,997	18.6	$2,700	12.2	$297

The overall increase in SG&A was primarily within our Services Segment where SG&A expenses increased by approximately $268,000. The increase in SG&A expenses within our Services Segment was primarily due to the following: salaries and payroll related expenses were higher by approximately $185,000 primarily due to increased hours spent for bid and proposals and higher healthcare costs; travel expenses were higher by approximately $12,000 due to ease of travel restrictions since the start of the pandemic; outside services expenses were higher by approximately $92,000 primarily due to more consulting matters related to bid and proposals; and general expenses were lower by approximately $21,000. Administrative SG&A expenses were slightly lower primarily due to the following: payroll related expenses were lower by approximately $98,000 primarily due to forfeiture of 401(k) plan matching funds contributed by us for former employees who failed to meet the 401(k) plan vesting requirements; director fees were higher by approximately $60,000 resulting from one additional director and fee increases that went into effect January 1, 2021; travel expenses were higher by approximately $13,000 due to ease of travel restrictions since the pandemic; outside services expenses were higher by approximately $14,000 resulting from more consulting/subcontract/legal matters; and general expenses were slightly higher by approximately $6,000. Treatment Segment SG&A expenses were higher due to the following: bad debt expenses were higher by approximately $69,000 as in the second quarter of 2020, certain customer accounts which had previously been reserved for were collected; travel expenses were slightly higher by approximately $5,000 due to ease of travel restrictions since the start of the pandemic; general expenses were slightly higher by approximately $10,000; and salaries and payroll related expenses were lower by approximately $50,000. Included in SG&A expenses is depreciation and amortization expense of $6,000 and $6,000 for the three months ended June 30, 2021, and 2020, respectively.

SG&A expenses increased $575,000 for the six months ended June 30, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change
Administrative	$2,662	—	$2,655	—	$7
Treatment	1,880	12.4	1,928	11.1	(48)
Services	1,660	6.9	1,044	3.5	616
Total	$6,202	15.8	$5,627	12.0	$575

The overall increase in SG&A was primarily within our Services Segment where SG&A expenses increased by approximately $616,000. The increase in SG&A expenses within our Services Segment was primarily due to the following: salaries and payroll related expenses were higher by approximately $371,000 primarily due to increased hours spent for bid and proposals; outside services expenses were higher by approximately $192,000 due to more consulting matters related to bid and proposals; bad debt expenses were higher by approximately $40,000 as in the first quarter of 2020, certain customer accounts which had previously been reserved for were collected; and general expenses were slightly higher by $13,000. Administrative SG&A expenses were slightly higher primarily due to the following: director fees were higher by approximately $119,000 resulting from one additional director and fee increases that went into effect January 1, 2021; general expenses were slightly higher by approximately $5,000; payroll related expenses were lower by approximately $79,000 primarily due to forfeiture of 401(k) plan matching funds contributed by us for former employees which failed to meet the 401(k) plan vesting requirements; travel expenses were lower by approximately $10,000 due to less travel due to COVID-19; and outside services expenses were lower by approximately $28,000 resulting from fewer consulting/subcontract/legal matters. Treatment Segment SG&A expenses were lower due to the following: travel expenses were lower by approximately $44,000 due to less travel resulting from COVID-19; general expenses were lower by $101,000 in various categories; bad debt expenses were higher by approximately $50,000 as in the second quarter of 2020, certain customer accounts which had previously been reserved for were collected; salaries and payroll related expenses were higher by approximately $36,000 due to increased hours spent on bid and proposals and higher healthcare costs; and outside services expenses were higher by approximately $11,000 primarily due to more consulting matters. Included in SG&A expenses is depreciation and amortization expense of $12,000 and $12,000 for the six months ended June 30, 2021 and 2020, respectively.

R&D

R&D expenses decreased $65,000 and $146,000 for the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Administrative	$10	$37	$(27)	$24	$44	$(20)
Treatment	43	52	(9)	90	145	(55)
Services	19	46	(27)	32	112	(80)
PF Medical	72	74	(2)	149	140	9
Total	$144	$209	$(65)	$295	$441	$(146)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes.

Interest Income

Interest income decreased by approximately $26,000 and $63,000 for the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of 2020 primarily due to lower interest earned from lower finite risk sinking fund.

Interest Expense

Interest expense decreased by approximately $34,000 and $87,000 for the three and six months ended June 30, 2021, respectively, as compared to the corresponding period of 2020 primarily due to lower interest expense from our declining term loan balance outstanding and lower interest rate. Also, interest expense was lower resulting from the payoff of the $2,500,000 loan at year end 2020 that we had previously entered into with Robert Ferguson on April 1, 2019.

Interest Expense- Financing Fees

Interest expense-financing fees decreased by approximately $51,000 and $112,000 for the three and six months ended June 30, 2021, respectively, as compared to the corresponding period 2020 primarily due to debt discount/debt issuance costs that became fully amortized as financing fees at year end 2020 in connection with the issuance of our Common Stock and a purchase Warrant as consideration for us receiving the $2,500,000 loan from Robert Ferguson dated April 1, 2019.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2021 were primarily financed by our operations, cash on hand and credit facility availability. Subject to the impact of COVID-19 as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, our capital expenditure line, cash on hand and, if deemed appropriate, other sources available to us. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, we believe that our cash flows from operations, our available liquidity from our credit facility, our capital expenditure line and our cash on hand should be sufficient to fund our operations for the next twelve months. However, due to the uncertainty of COVID-19, continued delays in waste shipments from certain customers, delays in procurement actions and contract awards, and/or certain reserves that our lender has placed (see the amendment that we entered into with our lender in August 2021 in “Financing Activities” below) or may place in the future against our revolving line of credit, there are no assurances such will be the case. As a result, we continue to explore all sources, including, but not limited to, selling additional stock of ours under our currently effective shelf registration, to increase our capital or supplement our liquidity requirements and working capital. As previously disclosed, our Medical Segment, which has not generated any revenues, has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activities during the first six months of 2021:

(In thousands)
Cash provided by operating activities of continuing operations	$803
Cash used in operating activities of discontinued operations	(315)
Cash used in investing activities of continuing operations	(649)
Cash used in financing activities of continuing operations	(439)
Effect of exchange rate changes in cash	9
Decrease in cash and finite risk sinking fund (restricted cash)	$(591)

At June 30, 2021, we were in a positive cash position with no revolving credit balance. At June 30, 2021, we had cash on hand of approximately $7,312,000, which includes account balances of our foreign subsidiaries totaling approximately $675,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $9,244,000 at June 30, 2021, a decrease of $415,000 from the December 31, 2020 balance of $9,659,000. The decrease was primarily due to timing of accounts receivable collection and timing of invoicing. Our contracts with our customers are subject to various payment terms and conditions; therefore, our accounts receivable are impacted by these terms and conditions and the related timing of accounts receivable collections. Additionally, contracts with our customers may sometimes result in modifications which can cause delays in collections.

Unbilled receivables totaled $7,332,000 at June 30, 2021, a decrease of $7,121,000 from the December 31, 2020 balance of $14,453,000. The decrease in unbilled receivables was primarily within our Services Segment due to invoicing and collection of accounts receivable on certain large projects which have been completed or are near completion.

Accounts payable, totaled $11,511,000 at June 30, 2021, a decrease of $3,871,000 from the December 31, 2020 balance of $15,382,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $3,394,000 (which included working capital of our discontinued operations) at June 30, 2021, as compared to working capital of $3,672,000 at December 31, 2020. Our working capital was primarily negatively impacted by lower revenue generated within both of our segments in the first six months of 2021. However, this negative impact to our working capital was positively impacted by the forgiveness of the entire balance of our PPP Loan, along with accrued interest, by the SBA effective June 15, 2021 (see “CARES Act – PPP Loan” for information on this loan”).

Investing Activities

For the six months ended June 30, 2021, our purchases of capital equipment totaled approximately $679,000, of which $29,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2021 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Financing Activities

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement provides us with the following credit facility with a maturity date of March 15, 2024: (a) up to $18,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547. The maximum that we can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time.

On May 4, 2021, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	revised our fixed charge coverage ratio (“FCCR”) calculation requirement which allows for the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that we received in 2020. The add-back is to be applied retroactively to the second and third quarters of 2020. (see below for a discussion of the PPP Loan); and
●	a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period (see annual rate of interest below on the capital expenditure line). At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, any unpaid principal balance plus interest, if any, will become due. No advance on the capital line has been made as of June 30, 2021.

In connection with the amendment, we paid our lender a fee of $15,000.

Pursuant to our Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (3.25% at June 30, 2021) plus 2% or London InterBank Offer Rate (“LIBOR”) plus 3.00% and the term loan and capital expenditure line at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

On August 10, 2021, we entered into an amendment to our Loan Agreement with our lender which provided, among other things, the following:

●	waived our failure to meet the minimum quarterly FCCR requirement for the second quarter of 2021;
●	removes the quarterly FCCR testing requirement for the third quarter of 2021;
●	reinstates the quarterly FCCR testing requirement starting for the fourth quarter of 2021 and revises the methodology to be used in calculating the FCCR for the quarters ending December 31, 2021, March 31, 2022, and June 30, 2022 (with no change to the minimum 1.15:1 ratio requirement for each quarter); and
●	requires maintenance of a minimum of $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended December 31, 2021 has been met and certified to the lender.

In connection with the amendment, we paid our lender a fee of $15,000.

We may terminate our Loan Agreement upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. We agreed to pay PNC 1.0% of the total financing had we paid off our obligations on or before May 7, 2021 and 0.5% of the total financing if we pay off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee will apply if we pay off our obligations under the Loan Agreement after May 7, 2022.

At June 30, 2021, the borrowing availability under our revolving credit was approximately $9,550,000, based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,020,000 from outstanding standby letters of credit.

Our credit facility under our Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We met our financial covenant requirements in the first quarter of 2021. Our FCCR calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that we received in 2020 as permitted by the amendment dated May 4, 2021 as discussed above. We did not meet our FCCR requirement in the second quarter of 2021; however, this non-compliance was waived by our lender as discussed above. We expect to meet our quarterly financial covenant requirements for the next twelve months under our Loan Agreement, as amended, as discussed above.

The CARES Act

PPP Loan

On April 14, 2020, we entered into a promissory note under the PPP with PNC, our credit facility lender, which had a balance of approximately $5,318,000 (the “PPP Loan”) at March 31, 2021. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the SBA. The CARES Act was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). Proceeds from the promissory note was used by us for eligible payroll costs, mortgage interest, rent and utility costs as permitted under the Flexibility Act. The annual interest rate on the PPP Loan is 1.0%

On October 5, 2020, we applied for forgiveness on repayment of the PPP Loan as permitted under the Flexibility Act. On July 1, 2021, we were notified by PNC that the entire balance of the PPP Loan of approximately $5,318,000, along with accrued interest of approximately $63,000 was forgiven by the SBA, effective June 15, 2021. Accordingly, we recorded the entire forgiven PPP Loan balance, along with accrued interest, totaling approximately $5,381,000 as “Gain on extinguishment of debt” on our Consolidated Statement of Operations for the quarter ended June 30, 2021.

Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020, with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. We elected to defer such taxes starting in mid-April 2020. At June 30, 2021, we have deferred payment of approximately $1,252,000 in our share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2021, the total amount of standby letters of credit outstanding totaled approximately $3,020,000 and the total amount of bonds outstanding totaled approximately $43,561,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At June 30, 2021, the closure and post-closure requirements for these facilities were approximately $19,898,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the first six months of 2021, or will be adopted in future periods.

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

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $13,671,000 or 84.7% and $33,828,000 or 86.1% of our total revenues generated during the three and six months ended June 30, 2021, respectively, as compared to $19,811,000 or 89.9% and $42,313,000 or 90.2% of our total revenues generated during the three and six months ended June 30, 2020.

COVID-19 Impact. The extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict, as the responses to the pandemic continue to evolve rapidly. We continue to experience delays in waste shipments from certain customers within our Treatment Segment primarily related to the impact of COVID-19. However, we expect to see returns in waste receipts from these customers in the second half of 2021. Within our Services Segment, we continue to experience delays in procurement actions and contract awards resulting primarily from the impact of COVID-19 but have recently begun to receive contract awards. We expect procurement actions and contract awards to continue throughout the second half of 2021. Within our Treatment and Services Segments, we have an unprecedented number of bids currently submitted and awaiting awards.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, impact from the emergence of new variants of the virus, the extent and severity of the impact on our customers, the impact on governmental programs and budgets, inoculation rate of the vaccines, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy or confidence at this time. Our future results of operations and liquidity could be adversely impacted from continued delays in waste shipments, continued delays in procurement actions and contract awards, and/or recurrence of project work shut downs as well as potential partial/full shutdown of any of our facilities due to COVID-19.

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

At June 30, 2021, we had total accrued environmental remediation liabilities of $781,000, a decrease of $73,000 from the December 31, 2020 balance of $854,000. The decrease represents primarily payments made on remediation projects. At June 30, 2021, $671,000 of the total accrued environmental liabilities was recorded as current.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2021.

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

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

(a)	Exhibits

	4.1	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 8, 2020, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020 filed on May 12, 2020.
	4.2	First Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 4, 2021, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021 filed on May 6, 2021.
	4.3	Second Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated August 10, 2021.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document*
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
	104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

* Pursuant to Rule 406T of Regulation S-T, the Inline Interactive Data File in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 11, 2021	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: August 11, 2021	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

