Form 10-Q
period 2021-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2021-11-12
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 4, 2021
Common Stock, $.001 Par Value	13,214,910 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$7,222	$7,924
Accounts receivable, net of allowance for doubtful accounts of $60 and $404, respectively	11,816	9,659
Unbilled receivables	5,696	14,453
Inventories	543	610
Prepaid and other assets	4,132	3,967
Current assets related to discontinued operations	18	22
Total current assets	29,427	36,635

Property and equipment:
Buildings and land	20,622	20,139
Equipment	22,104	22,090
Vehicles	454	457
Leasehold improvements	23	23
Office furniture and equipment	1,423	1,413
Construction-in-progress	2,643	1,569
Total property and equipment	47,269	45,691
Less accumulated depreciation	(28,906)	(27,908)
Net property and equipment	18,363	17,783

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,570	2,287

Intangibles and other long term assets:
Permits	9,270	8,922
Other intangible assets - net	935	875
Finite risk sinking fund (restricted cash)	11,469	11,446
Deferred tax assets	2,460	—
Other assets	829	890
Total assets	$75,404	$78,919

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	September 30,	December 31,
	2021	2020
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,717	$15,382
Accrued expenses	6,654	6,381
Disposal/transportation accrual	1,028	1,220
Deferred revenue	3,435	4,614
Accrued closure costs - current	74	75
Current portion of long-term debt	396	3,595
Current portion of operating lease liabilities	387	273
Current portion of finance lease liabilities	257	525
Current liabilities related to discontinued operations	332	898
Total current liabilities	22,280	32,963

Accrued closure costs	7,026	6,290
Deferred tax liabilities	—	471
Long-term debt, less current portion	702	3,134
Long-term operating lease liabilities, less current portion	2,134	2,070
Long-term finance lease liabilities, less current portion	776	662
Other long-term liabilities	626	626
Long-term liabilities related to discontinued operations	802	252
Total long-term liabilities	12,066	13,505

Total liabilities	34,346	46,468

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 12,304,265 (1) and 12,161,539 shares issued, respectively; 12,296,623 (1) and 12,153,897 shares outstanding, respectively	12	12
Additional paid-in capital	109,954	108,931
Common Stock subscriptions	4,387	—
Accumulated deficit	(71,153)	(74,455)
Accumulated other comprehensive loss	(189)	(207)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total Perma-Fix Environmental Services, Inc. stockholders’ equity	42,923	34,193
Non-controlling interest	(1,865)	(1,742)
Total stockholders’ equity	41,058	32,451

Total liabilities and stockholders’ equity	$75,404	$78,919

(1)	See Note 15

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020	2021	2020

Net revenues	$15,797	$30,172	$55,075	$77,079
Cost of goods sold	13,573	25,422	49,529	64,379
Gross profit	2,224	4,750	5,546	12,700

Selling, general and administrative expenses	3,348	3,308	9,550	8,935
Research and development	243	157	538	598
Loss on disposal of property and equipment	1	—	1	27
(Loss) income from operations	(1,368)	1,285	(4,543)	3,140

Other income (expense):
Interest income	2	28	23	112
Interest expense	(77)	(87)	(209)	(306)
Interest expense-financing fees	(11)	(58)	(28)	(187)
Other	(1)	180	—	189
Gain (loss) on extinguishment of debt	—	—	5,381	(27)
(Loss) income from continuing operations before taxes	(1,455)	1,348	624	2,921
Income tax benefit	(2,836)	(133)	(2,840)	(128)
Income from continuing operations, net of taxes	1,381	1,481	3,464	3,049

Loss from discontinued operations, net of taxes (Note 10)	(43)	(67)	(285)	(266)
Net income	1,338	1,414	3,179	2,783

Net loss attributable to non-controlling interest	(64)	(32)	(123)	(87)

Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,402	$1,446	$3,302	$2,870

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$.12	$.13	$.29	$.26
Discontinued operations	(.01)	(.01)	(.02)	(.02)
Net income per common share	$.11	$.12	$.27	$.24

Net income (loss) per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$.12	$.13	$.29	$.25
Discontinued operations	(.01)	(.01)	(.02)	(.02)
Net income per common share	$.11	$.12	$.27	$.23

Number of common shares used in computing net income (loss) per share:
Basic	12,198	12,145	12,181	12,134
Diluted	12,406	12,371	12,416	12,337

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2021	2020	2021	2020

Net income	$1,338	$1,414	$3,179	$2,783
Other comprehensive (loss) income:
Foreign currency translation adjustment	(22)	11	18	(40)

Comprehensive income	1,316	1,425	3,197	2,743
Comprehensive loss attributable to non-controlling interest	(64)	(32)	(123)	(87)
Comprehensive income attributable to Perma-Fix Environmental Services, Inc. stockholders	$1,380	$1,457	$3,320	$2,830

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

					Common			Accumulated	Non-
			Additional		Stock	Stock		Other	controlling		Total
	Common Stock		Paid-In		Held In	Sub-		Comprehensive	Interest in	Accumulated	Stockholders’
	Shares	Amount	Capital		Treasury	scriptions		Loss	Subsidiary	Deficit	Equity
Balance at December 31, 2020	12,161,539	$12	$108,931		$(88)	$—		$(207)	$(1,742)	$(74,455)	$32,451
Net loss	—	—	—		—	—		—	(30)	(1,123)	(1,153)
Foreign currency translation	—	—	—		—	—		20	—	—	20
Issuance of Common Stock for services	11,837	—	79		—	—		—	—	—	79
Stock-Based Compensation	—	—	45		—	—		—	—	—	45
Balance at March 31, 2021	12,173,376	$12	$109,055		$(88)	$—		$(187)	$(1,772)	$(75,578)	$31,442
Net Income (loss)	—	—	—		—	—		—	(29)	3,023	2,994
Foreign currency translation	—	—	—		—	—		20	—	—	20
Issuance of Common Stock upon exercise of options	290	—	—		—	—		—	—	—	—
Issuance of Common Stock for services	14,590	—	109		—	—		—	—	—	109
Stock-Based Compensation	—	—	42		—	—		—	—	—	42
Balance at June 30, 2021	12,188,256	$12	$109,206		$(88)	$—		$(167)	$(1,801)	$(72,555)	$34,607
Net Income (loss)	—	—	—		—	—		—	(64)	1,402	1,338
Foreign currency translation	—	—	—		—	—		(22)	—	—	(22)
Issuance of Common Stock for services	16,009	—	116		—	—		—	—	—	116
Sale of Common Stock (Note 15)	100,000	—	570	(1)	—	—		—	—	—	570
Stock Subscriptions (Note 15)	—	—	—		—	4,387	(2)	—	—	—	4,387
Stock-Based Compensation	—	—	62		—	—		—	—	—	62
Balance at September 30, 2021	12,304,265	$12	$109,954		$(88)	$4,387		$(189)	$(1,865)	$(71,153)	$41,058

Balance at December 31, 2019	12,123,520	$12	$108,457		$(88)	$—		$(211)	$(1,619)	$(77,315)	$29,236
Net Income (loss)	—	—	—		—	—		—	(26)	1,220	1,194
Foreign currency translation	—	—	—		—	—		(79)	—	—	(79)
Issuance of Common Stock upon exercise of options	3,643	—	6		—	—		—	—	—	6
Issuance of Common Stock for services	5,128	—	48		—	—		—	—	—	48
Stock-Based Compensation	—	—	44		—	—		—	—	—	44
Balance at March 31, 2020	12,132,291	$12	$108,555		$(88)	$—		$(290)	$(1,645)	$(76,095)	$30,449
Net Income (loss)	—	—	—		—	—		—	(29)	204	175
Foreign currency translation	—	—	—		—	—		28	—	—	28
Issuance of Common Stock upon exercise of options	241	—	—		—	—		—	—	—	—
Issuance of Common Stock for services	10,239	—	56		—	—		—	—	—	56
Stock-Based Compensation	—	—	48		—	—		—	—	—	48
Balance at June 30, 2020	12,142,771	$12	$108,659		$(88)	$—		$(262)	$(1,674)	$(75,891)	$30,756
Net Income (loss)	—	—	—		—	—		—	(32)	1,446	1,414
Foreign currency translation	—	—	—		—	—		11	—	—	11
Issuance of Common Stock for services	9,592	—	62		—	—		—	—	—	62
Stock-Based Compensation	—	—	69		—	—		—	—	—	69
Balance at September 30, 2020	12,152,363	$12	$108,790		$(88)	$—		$(251)	$(1,706)	$(74,445)	$32,312

(1)	Net of Offering costs incurred of approximately $50.
(2)	Net of stock subscription receivables of $744 and Offering costs incurred of approximately $449.

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2021	2020
Cash flows from operating activities:
Net income	$3,179	$2,783
Less: loss from discontinued operations, net of taxes (Note 10)	(285)	(266)

Income from continuing operations, net of taxes	3,464	3,049
Adjustments to reconcile income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	1,208	1,189
Interest on finance lease with purchase option	7	6
(Gain) loss on extinguishment of debt	(5,381)	27
Amortization of debt issuance/debt discount costs	28	187
Deferred tax benefit	(2,931)	(2)
Provision for (recovery of) bad debt reserves	1	(94)
Loss on disposal of property and equipment	1	27
Issuance of common stock for services	304	166
Stock-based compensation	149	161
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(2,158)	(170)
Unbilled receivables	8,757	(6,382)
Prepaid expenses, inventories and other assets	1,700	1,284
Accounts payable, accrued expenses and unearned revenue	(9,180)	4,055
Cash (used in) provided by continuing operations	(4,031)	3,503
Cash used in discontinued operations	(296)	(329)
Cash (used in) provided by operating activities	(4,327)	3,174

Cash flows from investing activities:
Purchases of property and equipment	(1,132)	(1,488)
Proceeds from sale of property and equipment	1	4
Cash used in investing activities of continuing operations	(1,131)	(1,484)
Cash provided by investing activities of discontinued operations	—	118
Cash used in investing activities	(1,131)	(1,366)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(59,900)	(72,601)
Borrowing on revolving credit	59,900	72,280
Proceeds from issuance of long-term debt	—	5,666
Principal repayments of finance lease liabilities	(281)	(411)
Principal repayments of long term debt	(330)	(2,127)
Payment of debt issuance costs	(40)	(85)
Proceeds from sale of Common Stock, net of Offering costs paid (Note 15)	618	—
Proceeds from stock subscription, net of Offering costs paid (Note 15)	4,816	—
Proceeds from issuance of common stock upon exercise of options	—	6
Cash provided by financing activities of continuing operations	4,783	2,728

Effect of exchange rate changes on cash	(4)	(4)

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(679)	4,532
Cash and finite risk sinking fund (restricted cash) at beginning of period	19,370	11,697
Cash and finite risk sinking fund (restricted cash) at end of period	$18,691	$16,229

Supplemental disclosure:
Interest paid	$163	$286
Income taxes paid	15	34
Equipment purchase subject to finance lease	319	856
Equipment purchase subject to financing	29	27

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2021.

The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and our majority-owned Polish subsidiary, Perma-Fix Medical. Additionally, the Company’s financial statements include the account of a variable interest entity (“VIE”), Perma-Fix ERRG for which we are the primary beneficiary (See “Note 13 - Variable Interest Entity” for a discussion of this VIE).

2. Summary of Significant Accounting Policies

Our accounting policies are set forth in the notes to the December 31, 2020 consolidated financial statements referred to above.

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

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” and various subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies (“SRC”) as defined by the Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These ASUs are effective January 1, 2023 for the Company as an SRC. Under new guidance issued by the Commission in March 2020, the Company will continue to qualify as a smaller reporting company but will also be an accelerated filer for all filings with the Commission after January 1, 2022. The Company is currently evaluating the impact of these ASU on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplifies the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for the Company as an SRC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 206), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This ASU is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$8,893	$3,031	$11,924	$7,066	$2,372	$9,438
Time and materials	—	3,873	3,873	—	20,734	20,734
Total	$8,893	$6,904	$15,797	$7,066	$23,106	$30,172

Revenue by Contract Type
(In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$24,094	$7,094	$31,188	$24,469	$6,093	$30,562
Time and materials	—	23,887	23,887	—	46,517	46,517
Total	$24,094	$30,981	$55,075	$24,469	$52,610	$77,079

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$6,725	$4,552	$11,277	$5,334	$21,660	$26,994
Domestic commercial	1,956	399	2,355	1,598	459	2,057
Foreign government	36	1,931	1,967	134	966	1,100
Foreign commercial	176	22	198	—	21	21
Total	$8,893	$6,904	$15,797	$7,066	$23,106	$30,172

Revenue by generator
(In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$16,962	$24,172	$41,134	$19,079	$48,249	$67,328
Domestic commercial	6,284	1,185	7,469	5,256	1,352	6,608
Foreign government	577	5,556	6,133	134	2,945	3,079
Foreign commercial	271	68	339	—	64	64
Total	$24,094	$30,981	$55,075	$24,469	$52,610	$77,079

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represents advance payment from customers in advance of the completion of our performance obligation.

The following table represents changes in our contract assets and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	September 30, 2021	December 31, 2020	Change ($)	Change (%)
Contract assets
Account receivables, net of allowance	$11,816	$9,659	$2,157	22.3%
Unbilled receivables - current	5,696	14,453	(8,757)	(60.6)%

Contract liabilities
Deferred revenue	$3,435	$4,614	$(1,179)	(25.6)%

The decrease in unbilled receivables was primarily within our Services Segment due to invoicing and collection of accounts receivable on certain large projects which have been completed or are near completion.

During the three and nine months ended September 30, 2021, the Company recognized revenue of $561,000 and $6,635,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of the year. During the three and nine months ended September 30, 2020, the Company recognized revenue of $1,134,000 and $7,673,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of the year. All revenue recognized in each period related to performance obligations satisfied within the respective period.

Variable Consideration

The Company’s contracts generally do not give rise to variable consideration. However, during the three and nine months ended September 30, 2021, the Company recognized approximately $1,286,000 in revenue from a request for equitable adjustment (“REA”) under one of the Company’s Treatment Services contracts that resulted in cumulative catch-up adjustment in the transaction price that had been constrained in prior periods.

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

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities represent primarily leases for office and building spaces used to conduct our business. Finance leases consist primarily of processing and transport equipment used by our facilities’ operations. The Company’s finance leases also included a building with land utilized for our waste treatment operations which included a purchase option. During the third quarter of 2021, the Company concluded that it was more likely than not that it would not exercise this purchase option but will continue to lease the property. Accordingly, a reassessment of this lease was performed which resulted in reclassification of this lease to an operating lease.

The components of lease cost for the Company’s leases for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Leases:
Lease cost	$115	$114	$341	$342

Finance Leases:
Amortization of ROU assets	53	109	170	161
Interest on lease liability	50	47	85	97
	103	156	255	258

Short-term lease rent expense	4	3	10	7

Total lease cost	$222	$273	$606	$607

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at September 30, 2021 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	7.1	2.6

Weighted average discount rate	7.6%	4.6%

The following table reconciles the undiscounted cash flows for the operating and finance leases at September 30, 2021 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2021 (Remaining)	$132	$64
2022	576	271
2023	560	150
2024	420	146
2025	327	146
2025 and thereafter	1,260	341
Total undiscounted lease payments	3,275	1,118
Less: Imputed interest	(754)	(85)
Present value of lease payments	$2,521	$1,033

Current portion of operating lease obligations	$387	$—
Long-term operating lease obligations, less current portion	$2,134	$—
Current portion of finance lease obligations	$—	$257
Long-term finance lease obligations, less current portion	$—	$776

Supplemental cash flow and other information related to our leases were as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$103	$111	$307	$331
Operating cash flow used in finance leases	$50	$47	$85	$97
Financing cash flow used in finance leases	$76	$182	$281	$411

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$323	$751	$323	$874
Operating liabilities	$184	—	$350	$—

Reduction to ROU assets resulting from reassessment for:
Finance liabilities	$(364)	$—	$(364)	$—

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		September 30, 2021			December 31, 2020
	Weighted Average	Gross		Net	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patent	12.5	$784	$(348)	$436	$742	$(334)	$408
Software	3	588	(415)	173	418	(411)	7
Customer relationships	10	3,370	(3,044)	326	3,370	(2,910)	460
Total		$4,742	$(3,807)	$935	$4,530	$(3,655)	$875

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Year	(In thousands)

2021 (remaining)	$59
2022	227
2023	187
2024	57
2025	14

Amortization expense relating to the definite-lived intangible assets as discussed above was $51,000 and $152,000 for the three and nine months ended September 30, 2021, respectively, and $58,000 and $167,000 for the three and nine months ended September 30, 2020, respectively.

6. Capital Stock, Stock Plans and Stock-Based Compensation

The Company has certain stock option plans under which it may awards incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

On July 20, 2021, the Company issued a NQSO to each of the Company’s seven reelected outside directors for the purchase, under the Company’s 2003 Outside Directors Stock Plan (the “2003 Plan”), of up to 10,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Dr. Louis Centofanti, the Company’s Executive Vice President (“EVP”) of Strategic Initiatives and also a member of the Company’s Board of Directors (the “Board”), was not eligible to receive an option under the 2003 Plan as an employee of the Company. Each NQSO granted is for a contractual term of ten years with one-fourth vesting annually over a four-year period. The exercise price of the NQSO is $5.93 per share, which was equal to the fair market value of the Company’s Common Stock the day preceding the grant date, pursuant to the 2003 Plan.

On May 4, 2021, the Company issued a NQSO to a new director elected by the Company’s Board, for the purchase, under the Company’s 2003 Plan, of up to 6,000 shares of the Company’s Common Stock. The option granted is for a contractual term of ten years with a vesting period of six months. The exercise price of the option is $7.50 per share, which was equal to the fair market value of the Company’s Common Stock the day preceding the grant date, pursuant to the 2003 Plan.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Stock Option Plan (“2017 Plan”) for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. The 10,000 options under the first milestone were exercised by Robert Ferguson in 2018. The vesting date for the second and third milestones for the purchase of up to 30,000 and 60,000 shares of the Company’s Common Stock was previously extended to December 31, 2021 and December 31, 2022, respectively. The Company has not recognized compensation costs (fair value of approximately $262,000 at September 30, 2021) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at September 30, 2021. All other terms of the Ferguson Stock Option remain unchanged.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted as discussed above and the related assumptions used in the Black-Scholes option model used to value the options granted for the nine months ended September 30, 2021 were as follows:

Outside Director Stock Option Granted
Nine Months Ended September 30,
2021
Weighted-average fair value per share	$3.90
Risk -free interest rate (1)	1.23%-1.61%
Expected volatility of stock (2)	55.84%-55.91%
Dividend yield	None
Expected option life (3)	10.0 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2021 and 2020 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2021	2020	2021	2020
Employee Stock Options	$34,000	$34,000	$100,000	$99,000
Director Stock Options	28,000	35,000	49,000	62,000
Total	$62,000	$69,000	$149,000	$161,000

At September 30, 2021, the Company has approximately $420,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.9 years.

The summary of the Company’s total stock option plans as of September 30, 2021 and September 30, 2020, and changes during the periods then ended, are presented below. The Company’s plans consist of the 2010 Stock Option Plan, the 2017 Plan and the 2003 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2021	658,400	$3.87
Granted	76,000	$6.05
Exercised	(500)	$3.15		$2,175
Forfeited/expired	(19,500)	$6.75
Options outstanding end of period (1)	714,400	$4.02	3.6	$1,888,695
Options exercisable at September 30, 2021(2)	416,400	$3.91	2.9	$1,146,320

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2020	681,300	$3.84
Granted	24,000	$6.92
Exercised	(12,500)	$3.47		$16,060
Forfeited/expired	(34,400)	$5.52
Options outstanding end of period (2)	658,400	$3.87	3.7	$2,096,355
Options exercisable at September 30, 2020 (3)	340,400	$4.01	3.6	$1,036,255

(1)	Options with exercise prices ranging from $2.79 to $7.50
(2)	Options with exercise prices ranging from $2.79 to $7.29
(3)	Options with exercise prices ranging from $2.79 to $7.05
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the nine months ended September 30, 2021, the Company issued a total of 42,436 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $343,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors..

During the nine months ended September 30, 2021, the Company issued 290 shares of its Common Stock from a cashless exercise of an option for the purchase of 500 shares of the Company’s Common Stock at $3.15 per share.

See “Note 15 – Common Stock Subscription Agreements” for a discussion on the sale of 1,000,000 shares of the Company’s Common Stock in a registered direct offering during the third quarter of 2021 and completed during the first part of October 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2021	2020	2021	2020
Net income attributable to Perma-Fix Environmental Services, Inc., common stockholders:
Income from continuing operations, net of taxes	$1,381	1,481	3,464	3,049
Net loss attributable to non-controlling interest	(64)	(32)	(123)	(87)
Income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,445	$1,513	$3,587	$3,136
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(43)	(67)	(285)	(266)
Net income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$1,402	$1,446	$3,302	$2,870

Basic income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.11	$.12	$.27	$.24

Diluted income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$.11	$.12	$.27	$.23

Weighted average shares outstanding:
Basic weighted average shares outstanding	12,198	12,145	12,181	12,134
Add: dilutive effect of stock options	183	201	206	181
Add: dilutive effect of warrant	25	25	29	22
Diluted weighted average shares outstanding	12,406	12,371	12,416	12,337

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Stock options	30	30	30	42
Warrant	—	—	—	—

As disclosed in “Note 15 – Common Stock Subscription Agreement,” the Company entered into subscription agreements for the sale of an aggregate of 1,000,000 shares of the Company’s Common Stock in a registered direct offering during the third quarter of 2021 and completed during the first part of October 2021. The above earnings per share calculation does not include 900,000 shares of the Common Stock as these shares were issued and became outstanding in October 2021.

8. Long Term Debt

Long-term debt consists of the following:

(Amounts in Thousands)	September 30, 2021		December 31, 2020
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024. Effective interest rate for the first nine month of 2021 was 5.3%. (1)	$—		$—
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first nine months of 2021 was 4.4%. (1)	1,056	(2)	1,388	(2)
Promissory Note dated April 14, 2020, balance of loan forgiven. Interest accrued at annual rate of 1.0%. (3)	—	(4)	5,318	(4)
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	42		23
Total debt	1,098		6,729
Less current portion of long-term debt	396		3,595
Long-term debt	$702		$3,134

(1)	Our revolving credit facility is collateralized by our accounts receivable and our term loan is collateralized by our property, plant, and equipment.

(2)	Net of debt issuance costs of ($117,000) and ($105,000) at September 30, 2021 and December 31, 2020, respectively.

(3)	Uncollateralized note.
(4)	Entered into with the Company’s credit facility lender under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (see “PPP Loan” below for information regarding forgiveness on the entire loan balance, along with accrued interest, effective June 15, 2021).

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

On May 4, 2021, the Company entered into an amendment to the Loan Agreement with its lender which provided the following, among other things:

●	revised the Company’s fixed charge coverage ratio (“FCCR”) calculation requirement which allows for the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020. The add-back is to be applied retroactively to the second and third quarters of 2020. (see below for a discussion of the PPP Loan); and
●	a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period (see annual rate of interest below on the capital expenditure line). At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, any unpaid principal balance plus interest, if any, will become due. No advance on the capital line has been made as of September 30, 2021.

In connection with the amendment, the Company paid its lender a fee of $15,000 which is being amortized over the remaining term of the Loan Agreement, as amended, as interest expense-financing fees.

On August 10, 2021, the Company entered into another amendment to the Loan Agreement with its lender which provided, among other things, the following:

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

Pursuant to the Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (3.25% at September 30, 2021) plus 2% or London InterBank Offer Rate (“LIBOR”) plus 3.00% and the term loan and the capital expenditure line at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

The Company may terminate its Loan Agreement, as amended upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. The Company agreed to pay PNC 1.0% of the total financing had the Company paid off its obligations on or before May 7, 2021 and 0.5% of the total financing if the Company pays off its obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee will apply if the Company pays off its obligations under the Loan Agreement after May 7, 2022.

At September 30, 2021, the borrowing availability under the Company’s revolving credit was approximately $10,804,000 based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,020,000 from outstanding standby letters of credit.

The Company’s credit facility under its Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under the credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company met its financial covenant requirements in the first quarter of 2021. The Company’s FCCR calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that the Company received in 2020 as permitted by the amendment dated May 4, 2021 to the Company’s Loan Agreement as discussed above. The Company did not meet its FCCR requirement in the second quarter of 2021. However, this FCCR non-compliance was waived by the Company’s lender pursuant to the amendment dated August 10, 2021 to the Company’s Loan Agreement as discussed above. The Company was not required to test its FCCR for the third quarter 2021 pursuant to the August 10, 2021 amendment to the Loan Agreement.

PPP Loan

On April 14, 2020, the Company entered into a promissory note under the PPP with PNC, our credit facility lender, which had a balance of approximately $5,318,000 (the “PPP Loan”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). The CARES Act was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). Proceeds from the promissory note was used by the Company for eligible payroll costs, mortgage interest, rent and utility costs as permitted under the Flexibility Act. The annual interest rate on the PPP Loan is 1.0%

On October 5, 2020, the Company applied for forgiveness on repayment of the PPP Loan as permitted under the Flexibility Act. On July 1, 2021, the Company was notified by PNC that the entire balance of the PPP Loan of approximately $5,318,000, along with accrued interest of approximately $63,000 was forgiven by the SBA, effective June 15, 2021. Accordingly, the Company recorded the entire forgiven PPP Loan balance, along with accrued interest, totaling approximately $5,381,000 as “Gain on extinguishment of debt” on its Consolidated Statement of Operations in the second quarter of 2021.

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

On January 7, 2021, Defendants’ motion to dismiss the complaint in its entirety was granted without prejudice, with leave to amend. Tetra Tech subsequently filed a First Amended Complaint (“FAC”) and Defendants filed a motion to dismiss Tetra Tech’s FAC. Tetra Tech filed an opposition to Defendant’s motion to dismiss Tetra Tech’s FAC. Defendants, subsequently filed a joint reply to Tetra Tech’s motion in opposition. A decision and Order on Defendants’ motion to dismiss is pending from the Court while discovery is allowed to proceed. At this time, the Company continues to believe it does not have any liability to Tetra Tech.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $19,898,000 at September 30, 2021. At September 30, 2021 and December 31, 2020, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,469,000 and $11,446,000, respectively, which included interest earned of $1,998,000 and $1,975,000 on the finite risk sinking funds as of September 30, 2021 and December 31, 2020, respectively. Interest income for the three and nine months ended September 30, 2021 was approximately $2,000 and $23,000, respectively. Interest income for the three and nine months ended September 30, 2020 was approximately $28,000 and $111,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At September 30, 2021, the total amount of standby letters of credit outstanding was approximately $3,020,000 and the total amount of bonds outstanding was approximately $50,092,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $43,000 and $67,000 for the three months ended September 30, 2021 and 2020, respectively (net of tax benefit of $98,000 and tax expense of $0 for the three month ended September 30, 2021 and 2020, respectively) and net losses of $285,000 and $266,000 for the nine months ended September 30, 2021 and 2020, respectively, (net of tax benefit of $98,000 and tax expense of $0 for the nine month ended September 30, 2021 and 2020, respectively). The losses (excluding the tax benefits) were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for any of the periods noted above.

The following table presents the major class of assets of discontinued operations at September 30, 2021 and December 31, 2020. No assets and liabilities were held for sale at each of the periods noted.

	September 30,	December 31,
(Amounts in Thousands)	2021	2020
Current assets
Other assets	$18	$22
Total current assets	18	22
Long-term assets
Property, plant and equipment, net (1)	81	81
Other assets	—	—
Total long-term assets	81	81
Total assets	$99	$103
Current liabilities
Accounts payable	$3	$4
Accrued expenses and other liabilities	207	150
Environmental liabilities	122	744
Total current liabilities	332	898
Long-term liabilities
Closure liabilities	148	142
Environmental liabilities	654	110
Total long-term liabilities	802	252
Total liabilities	$1,134	$1,150

(1)	net of accumulated depreciation of $10,000 for each period presented.

11. Operating Segments

Our reporting segments are defined as below:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	Research & Development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	health physics services including health physicists, radiological engineers, nuclear engineers and health physics technicians support to government and private radioactive materials licensees;
○	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
○	global technical services providing consulting, engineering (civil, nuclear, mechanical, chemical, radiological and environmental), project management, waste management, environmental, and decontamination and decommissioning field, technical, and management personnel and services to commercial and government customers; and
○	waste management services to commercial and governmental customers.

-	Nuclear services, which include:

○	decontamination and decommissioning (“D&D”) of government and commercial facilities impacted with radioactive material and hazardous constituents including engineering, technology applications, specialty services, logistics, transportation, processing and disposal;
○	license termination support of radioactive material licensed and federal facilities over the entire cycle of the termination process: project management, planning, characterization, waste stream identification and delineation, remediation/demo, final status survey, compliance demonstration, reporting, transportation, disposal and emergency response.

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.
-	A company owned gamma spectroscopy laboratory for the analysis of oil and gas industry solids and liquids.

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

The table below presents certain financial information of our operating segments for the three and nine months ended September 30, 2021 and 2020 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,893	$6,904	—	$15,797	$—	$15,797
Intercompany revenues	220	5	—	225	—	—
Gross profit (negative gross profit)	2,487	(263)	—	2,224	—	2,224
Research and development	52	18	162	232	11	243
Interest income	—	—	—	—	2	2
Interest expense	(51)	(1)	—	(52)	(25)	(77)
Interest expense-financing fees	—	—	—	—	(11)	(11)
Depreciation and amortization	319	85	—	404	5	409
Segment income (loss) before income taxes	1,317	(984)	(162)	171	(1,626)	(1,455)
Income tax expense (benefit)	1	—	—	1	(2,837)	(2,836	)(5)
Segment income (loss)	1,316	(984)	(162)	170	1,211	1,381
Expenditures for segment assets	482	—	—	482	—	482	(2)

Segment Reporting for the Quarter Ended September 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,066	$23,106	—	$30,172	$—	$30,172
Intercompany revenues	226	6	—	232	—	—
Gross profit	1,094	3,656	—	4,750	—	4,750
Research and development	49	7	81	137	20	157
Interest income	—	—	—	—	28	28
Interest expense	(34)	(3)	—	(37)	(50)	(87)
Interest expense-financing fees	—	—	—	—	(58)	(58)
Depreciation and amortization	373	97	—	470	8	478
Segment income (loss) before income taxes	280	2,813	(81)	3,012	(1,664)	1,348
Income tax (benefit) expense	(170)	2	—	(168)	35	(133)
Segment income (loss)	450	2,811	(81)	3,180	(1,699)	1,481
Expenditures for segment assets	95	24	—	119	3	122 (3)

Segment Reporting for the Nine Months Ended September 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$24,094	$30,981	—	$55,075	$—	$55,075
Intercompany revenues	1,199	44	—	1,243	—	—
Gross profit	4,845	701	—	5,546	—	5,546
Research and development	142	50	311	503	35	538
Interest income	—	—	—	—	23	23
Interest expense	(88)	(9)	—	(97)	(112)	(209)
Interest expense-financing fees	—	—	—	—	(28)	(28)
Depreciation and amortization	939	255	—	1,194	14	1,208
Segment income (loss) before income taxes	1,669	(1,721)	(311)	(363)	987 (4)	624
Income tax (benefit) expense	(13)	10	—	(3)	(2,837)	(2,840	)(5)
Segment income (loss)	1,682	(1,731)	(311)	(360)	3,824	3,464
Expenditures for segment assets	1,109	14	—	1,123	9	1,132	(2)

Segment Reporting for the Nine Months Ended September 30, 2020

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$24,469	$52,610	—	$77,079	$—	$77,079
Intercompany revenues	879	19	—	898	—	—
Gross profit	5,533	7,167	—	12,700	—	12,700
Research and development	194	119	221	534	64	598
Interest income	1	—	—	1	111	112
Interest expense	(80)	(13)	—	(93)	(213)	(306)
Interest expense-financing fees	—	—	—	—	(187)	(187)
Depreciation and amortization	912	259	—	1,171	18	1,189
Segment income (loss) before income taxes	2,577	5,162	(221)	7,518	(4,597)	2,921
Income tax (benefit) expense	(165)	2	—	(163)	35	(128)
Segment income (loss)	2,742	5,160	(221)	7,681	(4,632)	3,049
Expenditures for segment assets	1,095	385	—	1,480	8	1,488 (3)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(2)	Net of financed amount of $271,000 and $348,000 for the three and nine months ended September 30, 2021, respectively.

(3)	Net of financed amount of $751,000 and $883,000 for the three and nine months ended September 30, 2020, respectively.

(4)	Amounts includes approximately $5,381,000 of “Gain on extinguishment of debt” recorded in connection with the Company’s PPP Loan which was forgiven by the SBA effective June 15, 2021 (see “Note 8 – Long Term Debt – PPP Loan” for information of this loan forgiveness).

(5)	Includes tax benefit recorded in amount of approximately $2,351,000 resulting from release of valuation allowance on the Company’s deferred tax assets (see “Note 12 – Income Taxes” below a discussion of this tax benefit).

12. Income Taxes

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized. For the year ended December 31, 2020, the Company maintained a full valuation allowance against net deferred income tax assets because insufficient evidence existed to support the realization of any future income tax benefits. As of September 30, 2021, however, the Company has reassessed this conclusion. Based upon the Company’s assessment of all available evidence, including a number of new contracts awarded to the Company’s Services Segment since the latter part of the second quarter of 2021 (including a contract award with a value of approximately $40,000,000 for the decommissioning of a navy ship), a return to profitability, expectation of future profitability, and the Company’s overall prospects of future business, the Company has determined that it is more likely than not that the Company will be able to realize a portion of the deferred income tax assets as of September 30, 2021. As a result, a deferred income tax benefit in the amount of approximately $2,351,000 attributable to the valuation allowance release on beginning of year deferred tax assets was realized in the three months ended September 30, 2021.

The Company had income tax benefits of $2,836,000 and $133,000 for continuing operations for the three months ended September 30, 2021 and 2020, respectively and income tax benefits of $2,840,000 and $128,000 for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rates were approximately 194.9% and (9.9%) for the three months ended September 30, 2021 and 2020, respectively, and (455.1%) and (4.4%) for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2021 were substantially impacted by the release of valuation allowance as discussed above. The Company’s tax rates for the three and nine months ended September 30, 2020 were impacted by the Company’s full valuation on its net deferred tax assets. For the three and nine months ended September 30, 2021, the primary reasons for the differences between the Company’s effective tax rate and statutory tax rate were due to the aforementioned release of valuation allowance and the forgiveness of the Company’s PPP Loan which is included in the Company’s Consolidated Statement of Operations as “Gain on extinguishment of debt” but is exempt from income taxes.

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

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG continues to be a VIE in which the Company is the primary beneficiary. At September 30, 2021, Perma-Fix ERRG had total assets of $2,535,000 and total liabilities of $2,535,000 which are all recorded as current.

14. Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020 with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. The Company elected to defer such taxes starting in mid-April 2020. At September 30, 2021, the Company has deferred payment of approximately $1,252,000 in its share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

15. Common Stock Subscription Agreements

On September 30, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with certain institutional and retail investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Offering”), an aggregate of 1,000,000 shares (the “Shares”) of the Company’s Common Stock, at a negotiated purchase price per share of $6.20 (the “Shares”), for aggregate gross proceeds to the Company of approximately $6,200,000. The offering price per share was negotiated based on the average closing price of the Company’s Common Stock as quoted on Nasdaq over the three-week period immediately preceding the date of the Subscription Agreements, less a five percent discount. As of September 30, 2021, the Company received proceeds of approximately $5,456,000 from the Subscription Agreements with the remaining $744,000 proceeds received on October 5, 2021. As of September 30, 2021, 100,000 shares of the 1,000,000 Shares were issued with the remaining 900,000 Shares issued in early October 2021. As such, the Company’s issued and outstanding shares of Common Stock on its Consolidated Balance Sheets as of September 30, 2021 do not include the 900,000 Shares. The 900,000 Shares were recorded as stock subscriptions in the Company’s Consolidated Statement of Stockholder’s Equity at September 30, 2021 and will be reclassed to additional-paid-in capital in October 2021.

The Shares were offered and sold by the Company through a prospectus supplement pursuant to the Company’s “shelf” registration statement on Form S-3, which was previously filed with the Commission on May 13, 2019 and subsequently declared effective on May 22, 2019 (the “Registration Statement”).

Wellington Shields & Co., LLC (“Wellington”) served as the exclusive placement agent in connection with the Offering, pursuant to a placement agency agreement dated as of September 23, 2021 (the “Placement Agency Agreement”), between the Company and Wellington. The Company agreed to pay Wellington a cash fee of 6.00% of the aggregate gross proceeds in the Offering which totaled $372,000. The Company also agreed to reimburse Wellington for certain expenses in connection with the Offering in an aggregate amount not to exceed $50,000. After deducting total costs incurred directly in connection with the Offering of approximately $499,000, which were recorded as deduction to equity, net proceeds to the Company totaled approximately $5,701,000. As of September 30, 2021, approximately $22,000 of the $499,000 in incurred Offering costs were paid.

The Company plans to use the aggregate net proceeds from the Offering primarily for working capital and general corporate purposes, including for certain facility expansion and upgrades, with the use of such proceeds subject to changes, based on the judgment of management.

16. Subsequent Events

Management evaluated events occurring subsequent to September 30, 2021 through November 12, 2021, the date these consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

Incentive Stock Option Agreements

On October 14, 2021, the Company’s Compensation and Stock Option Committee (the “Compensation Committee”) and the Board approved the grant of ISOs to certain employees for the purchase, under the Company’s 2017 Plan, of up to an aggregate 305,000 shares of the Company’s Common Stock. The total ISOs granted included an ISO for each of the Company’s executive officers for the purchase set forth in his respective Incentive Stock Option Agreement, as follows: 50,000 shares for the Chief Executive Officer; 25,000 shares for the Chief Financial Officer; 20,000 shares for the EVP of Strategic Initiatives; 25,000 shares for the EVP of Waste Treatment Operations; and 25,000 shares for the EVP of Nuclear and Technical Services. Each of the ISOs granted is for a contractual term of six years with one-fifth yearly vesting over a five-year period. The exercise price of the ISO is $7.005 per share, which is equal to the closing price of the Company’s Common Stock on the date of grant as quoted on Nasdaq.

Common Stock Offering

See “Note 15 – Common Stock Subscription Agreements” above for a description of the Offering of Shares and the collection of the proceeds and issuance of such Shares in connection with the Offering during September 2021 and October 2021.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	R&D activity and necessary capital of our Medical Segment;
●	reducing operating costs and non-essential expenditures;
●	ramp up of activities under contract awards;
●	ability to meet loan agreement covenant requirements;
●	cash flow requirements;
●	accounts receivable impact and collections;
●	sufficient liquidity to continue business;
●	future results of operations and liquidity;
●	effect of economic disruptions on our business;

●	curtail capital expenditures;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;
●	fund capital expenditures from cash from operations, credit facility availability, and/or financing;
●	impact from COVID-19;
●	contract awards;
●	fund remediation expenditures for sites from funds generated internally;
●	collection of accounts receivables;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	continuation of contracts with federal government;
●	partial or full shutdown of any of our facilities;
●	continued waste shipments delays by clients; and
●	R&D costs.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	contract bids, including international markets;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies (domestic and foreign) or subcontracts involving government agencies (domestic or foreign), or reduction in amount of waste delivered to the Company under the contracts or subcontracts;

●	renegotiation of contracts involving government agencies (domestic and foreign);
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19;
●	delays in waste shipments and contract awards;
●	new governmental regulations;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance;
●	other unanticipated factors; and
●

risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2020 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first and second quarter 2021 Form 10-Qs and this third quarter 2021 Form 10-Q.

COVID-19 Impact

Our management team continues to proactively update our ongoing business operations and safety plans in an effort to mitigate any potential impact of COVID-19. We continue to monitor government mandates and recommendations and remain focused on protecting the health and well-being of our employees and the communities in which we operate while assuring the continuity of our business operations. As previously disclosed, our Treatment Segment’s revenue has been negatively impacted by continued waste shipment delays from certain customers since the latter part of the first quarter of 2020 at the start of the pandemic. However, we are beginning to see a gradual return in waste receipts from these customers starting in the latter part of the third quarter of 2021. As previously disclosed, within our Services Segment, we experienced delays in procurement actions and contract awards resulting primarily from the impact of COVID-19. However, since the end of the second quarter of 2021, we have been awarded a number of new contracts, including a fixed price contract awarded to us at the end of the third quarter of 2021 with a value of approximately $40,000,000 for the decommissioning of a navy ship. Project work under this contract is expected to be completed over an eighteen to twenty-four months period. We expect to see ramp-up of activities from these new projects starting in the fourth quarter of 2021. Within our Treatment and Services Segments, we continue to have bids currently submitted and awaiting awards.

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

At this time, we believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At September 30, 2021, our borrowing availability under our revolving credit facility was approximately $10,804,000 which was based on a percentage of eligible receivables and subject to certain reserves. On September 30, 2021, we entered into subscription agreements with certain institutional and retail investors for the sale and issuance of 1,000,000 shares of our Common Stock in a registered direct offering for gross proceeds of approximately $6,200,000 (see “Liquidity and Capital Resources - Financing Activities within this MD&A for a discussion of this direct offering, including the planned usage of the proceeds). We continue to assess the need in reducing operating costs during this volatile time, which may include curtailing certain capital expenditures and eliminating non-essential expenditures. Based on our current projection, we believe that we will be able to meet our current covenant requirements under our loan agreement for the next twelve months, however, such may not be the case due to, among other things, the uncertainty of COVID on our operations and continued delays in waste shipments as discussed above.

Overview

Our overall revenue decreased $14,375,000 or 47.6% to $15,797,000 for the three months ended September 30, 2021 from $30,172,000 for the corresponding period of 2020. The revenue decrease was entirely within our Services Segment where revenue decreased by approximately $16,202,000 or 70.1% to $6,904,000 for the three months ended September 30, 2021 from $23,106,000 for the corresponding period of 2020 primarily due to delays in contract awards resulting primarily from the impact of COVID-19 which was further exacerbated by the completion of a certain large project in the Services Segment in the second quarter and the near completion of a certain other project. However, as disclosed above, since the end of the second quarter of 2021, Our Services Segment has been awarded a number of new contracts, including a fixed price contract awarded to us at the end of the third quarter of 2021 with a value of approximately $40,000,000 for the decommissioning of a navy ship over a period of approximately twenty-four months. We expect to see ramp-up of activities from these new projects starting in the fourth quarter of 2021. Revenue within our Treatment Segment increased by approximately $1,827,000 for the third quarter of 2021 primarily due to revenue recognized in the amount of approximately $1,286,000 from a request for equitable adjustment (“REA”) under a government waste generator contract. As previously disclosed, our Treatment Segment’s revenue has been negatively impacted by continued waste shipment delays from certain customers since the latter part of the first quarter of 2020 at the start of the pandemic. However, we are beginning to see a gradual return in waste receipts from these customers starting in the latter part of the third quarter of 2021. Gross profit decreased $2,526,000 or 53.2% primarily due to the revenue decrease in the Services Segment. Selling, General, and Administrative (“SG&A”) expenses increased slightly by approximately $40,000 or 1.2% for the three months ended September 30, 2021 as compared to the corresponding period of 2020.

Our overall revenue decreased $22,004,000 or 28.5% to $55,075,000 for the nine months ended September 30, 2021 from $77,079,000 for the corresponding period of 2020. The decrease was primarily within our Services Segment where revenue decreased by $21,629,000 or 41.1% to $30,981,000 for the nine months ended September 30, 2021 from $52,610,000 for the corresponding period of 2020 primarily due to delays in procurement actions and contract awards resulting primarily from the impact of COVID-19. Additionally, as discussed above, the completion of a certain large project in the Services Segment in the second quarter of 2021 and the near completion of a certain other project exacerbated the decrease in revenue. Treatment Segment revenue decreased by $375,000 or 1.5% to $24,094,000 for the nine months ended September 30, 2021 from $24,469,000 for the corresponding period of 2020 primarily due to continued delays in waste shipments from certain customers as discussed above. Total gross profit decreased $7,154,000 or 56.3% for the nine months ended September 30, 2021 as compared to the corresponding period of 2020. Total SG&A expenses increased $615,000 or 6.9% for the nine months ended September 30, 2021 as compared to the corresponding period of 2020.

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

Summary – Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2021	%	2020	%	2021	%	2020	%
Net revenues	$15,797	100.0	$30,172	100.0	$55,075	100.0	$77,079	100.0
Cost of goods sold	13,573	85.9	25,422	84.3	49,529	89.9	64,379	83.5
Gross profit	2,224	14.1	4,750	15.7	5,546	10.1	12,700	16.5
Selling, general and administrative	3,348	21.2	3,308	11.0	9,550	17.3	8,935	11.6
Research and development	243	1.5	157	.4	538	1.0	598	.8
Loss on disposal of property and equipment	1	—	—	—	1	—	27	—
(Loss) income from operations	(1,368)	(8.6)	1,285	4.3	(4,543)	(8.2)	3,140	4.1
Interest income	2	—	28	.1	23	—	112	.1
Interest expense	(77)	(.5)	(87)	(.3)	(209)	(.4)	(306)	(.4)
Interest expense-financing fees	(11)	(.1)	(58)	(.2)	(28)	(.1)	(187)	(.2)
Other	(1)	—	180	.6	—	—	189	.2
Gain (loss) on extinguishment of debt	—	—	—	—	5,381	9.8	(27)	—
(Loss) income from continuing operations before taxes	(1,455)	(9.2)	1,348	4.5	624	1.1	2,921	3.8
Income tax benefit	(2,836)	(17.9)	(133)	(.4)	(2,840)	(5.2)	(128)	(.2)
Income (loss) from continuing operations, net of taxes	$1,381	8.7	$1,481	4.9	$3,464	6.3	$3,049	4.0

Revenues

Consolidated revenues decreased $14,375,000 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change	% Change
Treatment
Government waste	$6,164	39.0	$4,950	16.4	$1,214	24.5
Hazardous/non-hazardous (1)	1,094	6.9	964	3.2	130	13.5
Other nuclear waste	1,635	10.4	1,152	3.8	483	41.9
Total	8,893	56.3	7,066	23.4	1,827	25.9

Services
Nuclear services	6,505	41.2	22,647	75.1	(16,142)	(71.3)
Technical services	399	2.5	459	1.5	(60)	(13.1)
Total	6,904	43.7	23,106	76.6	(16,202)	(70.1)

Total	$15,797	100.0	$30,172	100.0	$(14,375)	(47.6)

(1) Includes wastes generated by government clients of $597,000 and $518,000 for the three month ended September 30, 2021 and the corresponding period of 2020, respectively.

Treatment Segment revenue increased $1,827,000 or 25.9% for the three months ended September 30, 2021 over the same period in 2020. Treatment Segment revenue for the three months ended September 30, 2021 included approximately $1,286,000 recognized from a REA under a government waste generator contract resulting from certain pricing provisions of the contract. Revenue generated from other nuclear waste increased primarily due to higher waste volume generated from commercial customers. Since the latter part of the first quarter of 2020 at the start of the COVID-19 pandemic, our overall Treatment Segment revenue has been negatively impacted by continued waste shipment delays from certain customers, however, higher averaged price waste from revenue mix and the REA contributed to the revenue increase in the third quarter of 2021. Services Segment revenue decreased by approximately $16,202,000 or 70.1%. The decrease was primarily due to the completion of a certain large project in the second quarter of 2021 and the near completion of a certain other project which were not replaced with new projects due to delays in procurement actions and contract awards resulting from the impact of COVID-19. However, since the end of the second quarter of 2021, our Services Segment has been awarded a number of contracts with activities expected to ramp up starting in the fourth quarter of 2021. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues decreased $22,004,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change	% Change
Treatment
Government waste	$15,653	28.4	$17,576	22.7	$(1,923)	(10.9)
Hazardous/non-hazardous (1)	3,722	6.8	3,426	4.4	296	8.6
Other nuclear waste	4,719	8.5	3,467	4.5	1,252	36.1
Total	24,094	43.7	24,469	31.7	(375)	(1.5)

Services
Nuclear services	29,832	54.2	51,257	66.5	(21,425)	(41.8)
Technical services	1,149	2.1	1,353	1.8	(204)	(15.1)
Total	30,981	56.3	52,610	68.3	(21,629)	(41.1)

Total	$55,075	100.0	$77,079	100.0	$(22,004)	(28.5)

(1) Includes wastes generated by government clients of $1,886,000 and $1,637,000 for the nine month ended September 30, 2021 and the corresponding period of 2020, respectively.

Treatment Segment revenue decreased $375,000 or 1.5% for the nine months ended September 30, 2021 over the same period in 2020 primarily due to lower waste volume from government waste generators. Treatment Segment revenue for the nine months ended September 30, 2021 included approximately $1,286,000 recognized from a REA under a government waste generator contract resulting from certain pricing provisions of the contract as discussed above. Revenue generated from other nuclear waste increased primarily due to higher waste volume generated from commercial customers. Our overall Treatment Segment revenue has been negatively impacted by continued waste shipment delays from certain customers since the latter part of the first quarter of 2020 at the start of the COVID-19 pandemic, however, the negative impact from lower waste volume was reduced by higher averaged price waste from revenue mix. Services Segment revenue decreased $21,629,000 or 41.4% for the nine months ended September 30, 2021 over the same period in 2020. As previously disclosed, our Services Segment revenue for the first half of 2021 were impacted primarily by delays in procurement actions and contract awards resulting from the impact of COVID-19 and the completion of a certain large contract in the second quarter of 2021 and the near completion of a certain other project. However, since the end of the second quarter of 2021, our Services Segment has been awarded a number of contracts with activities expected to ramp up starting in the fourth quarter of 2021. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold decreased $11,849,000 for the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$6,406	72.0	$5,972	84.5	$434
Services	7,167	103.8	19,450	84.2	(12,283)
Total	$13,573	85.9	$25,422	84.3	$(11,849)

Cost of goods sold for the Treatment Segment increased by approximately $434,000 or 7.3%. Treatment Segment’s variable costs increased by approximately $427,000 primarily in disposal, transportation, material and supplies and lab services. Treatment Segment’s overall fixed costs were slightly higher by approximately $7,000 resulting from the following: salaries and payroll related expenses were higher by approximately $138,000; regulatory expenses were higher by $26,000; general expenses were slightly higher by $8,000; maintenance expenses were lower by $111,000; and depreciation and amortization expenses were lower by approximately $54,000. Services Segment cost of goods sold decreased $12,283,000 or 63.2% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, travel, and outside services expenses totaling approximately $11,258,000 with the remaining lower costs in material and supplies, disposal, regulatory, and general expenses. Included within cost of goods sold is depreciation and amortization expense of $403,000 and $469,000 for the three months ended September 30, 2021, and 2020, respectively.

Cost of goods sold decreased $14,850,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$19,249	79.9	$18,936	77.4	$313
Services	30,280	97.7	45,443	86.4	(15,163)
Total	$49,529	89.9	$64,379	83.5	$(14,850)

Cost of goods sold for the Treatment Segment increased by approximately $313,000 or 1.7%. Treatment Segment’s variable costs increased by approximately $138,000 primarily in disposal, transportation, material and supplies and lab services. Treatment Segment’s overall fixed costs were higher by approximately $175,000 resulting from the following: general expenses were higher by $179,000 in various categories; salaries and payroll related expenses were higher by approximately $122,000; depreciation expenses were higher by approximately $26,000; regulatory expenses were higher by approximately $48,000; and maintenance expenses were lower by $200,000. Services Segment cost of goods sold decreased $15,163,000 or 33.4% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, travel, and outside services expenses totaling approximately $13,340,000 with the remaining lower costs in material and supplies, disposal, regulatory, and general expenses. Included within cost of goods sold is depreciation and amortization expense of $1,191,000 and $1,169,000 for the nine months ended September 30, 2021, and 2020, respectively.

Gross Profit (Negative Gross Profit)

Gross profit for the quarter ended September 30, 2021 decreased $2,526,000 over the same period of 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$2,487	28.0	$1,094	15.5	$1,393
Services	(263)	(3.8)	3,656	15.8	(3,919)
Total	$2,224	14.1	$4,750	15.7	$(2,526)

Treatment Segment gross profit increased by $1,393,000 and gross margin increased to 28.0% from 15.5% primarily due to revenue from the REA as discussed previously. Additionally, higher averaged price waste from revenue mix positively impacted Treatment Segment’s gross profit and margin. Services Segment gross profit decreased by $3,919,000 or 107.2% and gross margin decreased from 15.8% to a negative 3.8% primarily due to lower revenue from fewer projects and lower margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the nine months ended September 30, 2021 decreased $7,154,000 over the same period in 2020, as follows:

		%		%
(In thousands)	2021	Revenue	2020	Revenue	Change
Treatment	$4,845	20.1	$5,533	22.6	$(688)
Services	701	2.3	7,167	13.6	(6,466)
Total	$5,546	10.1	$12,700	16.5	$(7,154)

Treatment Segment gross profit decreased by $688,000 or 12.4% and gross margin decreased to 20.1% from 22.6% primarily due to lower revenue from lower waste volume and the impact of our fixed costs. However, revenue from the REA reduced the negative impact of the decreases in gross profit and gross margin. The decrease in gross profit and gross margin in the Services Segment was primarily due to lower revenue from fewer projects and overall lower margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $40,000 for the three months ended September 30, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change
Administrative	$1,580	—	$1,564	—	$16
Treatment	1,066	12.0	910	12.9	156
Services	702	10.2	834	3.6	(132)
Total	$3,348	21.2	$3,308	11.0	$40

Administrative SG&A expenses were higher primarily due to the following: director fees were higher by approximately $68,000 resulting from one additional director and fee increases that went into effect January 1, 2021; general expenses were slightly higher by $8,000; outside services expenses were lower by approximately $28,000 due to fewer consulting/subcontract/legal matters; and salaries and payroll related expenses were lower by approximately $32,000 primarily due to lower estimated progress expenses related to our incentive plans which was partially offset by higher salaries and other payroll related expenses. Treatment Segment SG&A expenses were higher due to the following: salaries and payroll related expenses were higher by approximately $200,000 as in 2020 more of the resources were supporting a large Services Segment project; travel expenses were higher by approximately $29,000 due to ease of travel restrictions since the start of the pandemic; and general expenses were lower by approximately $73,000 in various categories. Services Segment SG&A expenses were lower due to the following: salaries and payroll related expenses were lower by approximately $106,000; outside services expenses were lower by approximately $23,000 primarily due to fewer consulting matters; and general expenses were lower by $3,000. Included in SG&A expenses is depreciation and amortization expense of $6,000 and $9,000 for the three months ended September 30, 2021, and 2020, respectively.

SG&A expenses increased $615,000 for the nine months ended September 30, 2021, as compared to the corresponding period for 2020, as follows:

(In thousands)	2021	% Revenue	2020	% Revenue	Change
Administrative	$4,243	—	$4,219	—	$24
Treatment	2,945	12.2	2,838	11.6	107
Services	2,362	7.6	1,878	3.6	484
Total	$9,550	17.3	$8,935	11.6	$615

Administrative SG&A expenses were higher primarily due to the following: director fees were higher by approximately $179,000 resulting from one additional director and fee increases that went into effect January 1, 2021; general expenses were higher by approximately $11,000 in various categories; travel expenses were lower by approximately $7,000; outside services expenses were lower by approximately $48,000 resulting from fewer consulting/subcontract/legal matters; and salaries and payroll related expenses were lower by approximately $111,000 primarily due to lower estimated progress expenses related to our incentive plans and forfeiture of 401(k) plan matching funds contributed by us for former employees which failed to meet the 401(k) plan vesting requirements, offset by higher salaries and other payroll related expenses. Treatment Segment SG&A expenses were higher due to the following: salaries and payroll related expenses were higher by approximately $235,000 as in 2020 more of the resources were supporting a large Services Segment project; bad debt expenses were higher by approximately $50,000 as in the third quarter of 2020, certain customer accounts which had previously been reserved for were collected; and general expenses were lower by $178,000 in various categories. The increase in SG&A expenses within our Services Segment was primarily due to the following: salaries and payroll related expenses were higher by approximately $260,000 primarily due to increased resources for bid and proposals; outside services expenses were higher by approximately $169,000 due to more consulting matters related to bid and proposals; bad debt expenses were higher by approximately $44,000 as in the first quarter of 2020, certain customer accounts which had previously been reserved for were collected; and general expenses were slightly higher by $11,000. Included in SG&A expenses is depreciation and amortization expense of $17,000 and $20,000 for the nine months ended September 30, 2021 and 2020, respectively.

R&D

R&D expenses increased $86,000 and decreased $60,000 for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Administrative	$11	$20	$(9)	$35	$64	$(29)
Treatment	52	49	3	142	194	(52)
Services	18	7	11	50	119	(69)
PF Medical	162	81	81	311	221	90
Total	$243	$157	$86	$538	$598	$(60)

R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development of new technologies and technological enhancement of new potential waste treatment processes.

Interest Income

Interest income decreased by approximately $26,000 and $89,000 for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of 2020 primarily due to lower interest earned from lower finite risk sinking fund.

Interest Expense

Interest expense decreased by approximately $10,000 and $97,000 for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period of 2020 primarily due to lower interest expense from our declining term loan balance outstanding. Also, interest expense was lower resulting from the payoff of the $2,500,000 loan at year end 2020 that we had previously entered into with Robert Ferguson on April 1, 2019.

Interest Expense- Financing Fees

Interest expense-financing fees decreased by approximately $47,000 and $159,000 for the three and six months ended June 30, 2021, respectively, as compared to the corresponding period 2020 primarily due to debt discount/debt issuance costs that became fully amortized as financing fees at year end 2020 in connection with the issuance of our Common Stock and a purchase Warrant as consideration for us receiving the $2,500,000 loan from Robert Ferguson dated April 1, 2019.

Income Taxes

We regularly assess the likelihood that the deferred tax asset will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized. For the year ended December 31, 2020, we maintained a full valuation allowance against net deferred income tax assets because insufficient evidence existed to support the realization of any future income tax benefits. As of September 30, 2021, however, we reassessed this conclusion. Based upon our assessment of all available evidence, including a number of new contracts awarded to our Services Segment since the latter part of the second quarter of 2021 (including a contract award with a value of approximately $40,000,000 for decommissioning of a navy ship), a return to profitability, expectation of future profitability, and our overall prospects of future business, we have determined that it is more likely than not that we will be able to realize a portion of the deferred income tax assets as of September 30, 2021. As a result, a deferred income tax benefit in the amount of approximately $2,351,000 attributable to the valuation allowance release on beginning of year deferred tax assets was realized in the three months ended September 30, 2021.

We had income tax benefits of $2,836,000 and $133,000 for continuing operations for the three months ended September 30, 2021 and 2020, respectively and income tax benefits of $2,840,000 and $128,000 for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rates were approximately 194.9% and (9.9%) for the three months ended September 30, 2021 and 2020, respectively, and (455.1%) and (4.4%) for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rates for the three and nine months ended September 30, 2021 were substantially impacted by the release of valuation allowance as discussed above. Our tax rates for the three and nine months ended September 30, 2020 were impacted by the full valuation on our net deferred tax assets. For the three and nine months ended September 30, 2021, the primary reasons for the differences between our effective tax rate and statutory tax rate were due to the aforementioned release of valuation allowance and the forgiveness of our PPP Loan which is included in our Consolidated Statement of Operations as “Gain on extinguishment of debt” but is exempt from income taxes.

Liquidity and Capital Resources

Our cash flow requirements during the nine months ended September 30, 2021 were primarily financed by our operations, cash on hand and credit facility availability. Our cash on hand at September 30, 2021 was approximately $7,222,000 and included approximately $5,456,000 of the $6,200,000 in gross proceeds received from subscription agreements that we entered into with certain institutional and retail investors, for the sale and issuance of 1,000,000 shares of our Common Stock in a registered direct offering. On October 5, 2021, the remaining $744,000 from the direct offering was received by us (see “Financing Activities” below for a discussion of this direct offering, including the planned usage of the proceeds). Subject to the impact of COVID-19 as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, our capital expenditure line, and cash on hand. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, we believe that our cash flows from operations, our available liquidity from our credit facility, our capital expenditure line and our cash on hand should be sufficient to fund our operations for the next twelve months. However, due to the uncertainty of COVID-19, which has resulted in continued delays in waste shipments from certain customers and delays in contract awards on certain bids already submitted, there are no assurances such will be the case. As previously disclosed, our Medical Segment, which has not generated any revenues, has substantially reduced its R&D costs and activities due to the need for capital to fund such activities. We continue to seek various sources of potential funding for our Medical Segment. We anticipate that our Medical Segment will not resume full R&D activities until it obtains the necessary funding through obtaining its own credit facility or additional equity raise or obtaining new partners willing to fund its R&D activities. If the Medical Segment is unable to raise the necessary capital, the Medical Segment could be required to further reduce, delay or eliminate its R&D program.

The following table reflects the cash flow activities during the first nine months of 2021:

(In thousands)
Cash used in operating activities of continuing operations	$(4,031)
Cash used in operating activities of discontinued operations	(296)
Cash used in investing activities of continuing operations	(1,131)
Cash provided by financing activities of continuing operations	4,783
Effect of exchange rate changes in cash	(4)
Decrease in cash and finite risk sinking fund (restricted cash)	$(679)

At September 30, 2021, we were in a positive cash position with no revolving credit balance. At September 30, 2021, we had cash on hand of approximately $7,222,000, which includes account balances of our foreign subsidiaries totaling approximately $349,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $11,816,000 at September 30, 2021, an increase of $2,157,000 from the December 31, 2020 balance of $9,659,000. The increase was primarily due to timing of accounts receivable collection and timing of invoicing. Our contracts with our customers are subject to various payment terms and conditions; therefore, our accounts receivable are impacted by these terms and conditions and the related timing of accounts receivable collections. Additionally, contracts with our customers may sometimes result in modifications which can cause delays in collections.

Unbilled receivables totaled $5,696,000 at September 30, 2021, a decrease of $8,757,000 from the December 31, 2020 balance of $14,453,000. The decrease in unbilled receivables was primarily within our Services Segment due to invoicing and collection of accounts receivable on certain large projects which have been completed or are near completion.

Accounts payable, totaled $9,717,000 at September 30, 2021, a decrease of $5,665,000 from the December 31, 2020 balance of $15,382,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $7,147,000 (which included working capital of our discontinued operations) at September 30, 2021, as compared to working capital of $3,672,000 at December 31, 2020. Our working capital was positively impacted by the forgiveness of the entire balance of our PPP Loan, along with accrued interest, by the SBA effective June 15, 2021 (see “CARES Act – PPP Loan” for information on this loan”). Our working capital was also positively impacted by proceeds that we received from subscription agreements that we entered into with certain institutional and retail investors, for the sale and issuance of 1,000,000 shares of our Common Stock in a registered direct offering (see “Financing Activities” below for a discussion of this direct offering, including the planned usage of the proceeds).

Investing Activities

For the nine months ended September 30, 2021, our purchases of capital equipment totaled approximately $1,480,000, of which $348,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2021 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

We may terminate our Loan Agreement, as amended, upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. We agreed to pay PNC 1.0% of the total financing had we paid off our obligations on or before May 7, 2021 and 0.5% of the total financing if we pay off our obligations after May 7, 2021 but prior to or on May 7, 2022. No early termination fee will apply if we pay off our obligations under the Loan Agreement after May 7, 2022.

Our credit facility under our Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We met our financial covenant requirements in the first quarter of 2021. Our FCCR calculation in the first quarter of 2021 included the add-back of approximately $5,318,000 in eligible expenses that were incurred and covered by the PPP Loan that we received in 2020 as permitted by the amendment dated May 4, 2021 as discussed above. We did not meet our FCCR requirement in the second quarter of 2021; however, this non-compliance was waived by our lender as discussed above. Testing of our FCCR was not required for the third quarter 2021 pursuant to the August 10, 2021 amendment to the Loan Agreement as discussed above. We expect to meet our quarterly financial covenant requirements for the next twelve months under our Loan Agreement, as amended, as discussed above.

On September 30, 2021, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional and retail investors (the “Purchasers”), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,000,000 shares (the “Shares”) of our Common Stock, at a negotiated purchase price per share of $6.20 (the “Shares”), for aggregate gross proceeds to us of approximately $6,200,000. The offering price per share was negotiated based on the average closing price of our Common Stock as quoted on Nasdaq over the three-week period immediately preceding the date of the Subscription Agreements, less a five percent discount. As of September 30, 2021, we received proceeds of approximately $5,456,000 from the Subscription Agreements with the remaining $744,000 proceeds received on October 5, 2021. As of September 30, 2021, 100,000 shares of the 1,000,000 Shares were issued with the remaining Shares issued in early October 2021. As such, our issued and outstanding shares of Common Stock on our Consolidated Balance Sheets as of September 30, 2021 do not include the 900,000 Shares. The 900,000 Shares were recorded as stock subscriptions in our Consolidated Statement of Stockholder’s Equity at September 30, 2021 and will be reclassed to additional-paid-in capital in October 2021.

The Shares were offered and sold by us through a prospectus supplement pursuant to our “shelf” registration statement on Form S-3, which was previously filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 13, 2019 and subsequently declared effective on May 22, 2019 (the “Registration Statement”).

Wellington Shields & Co., LLC (“Wellington”) served as the exclusive placement agent in connection with the Offering, pursuant to a placement agency agreement dated as of September 23, 2021 (the “Placement Agency Agreement”), between us and Wellington. We agreed to pay Wellington a cash fee of 6.00% of the aggregate gross proceeds in the Offering which totaled $372,000. We also agreed to reimburse Wellington for certain expenses in connection with the Offering in an aggregate amount not to exceed $50,000. After deducting costs incurred directly in connection with the Offering which were recorded as deduction to equity, net proceeds to us totaled approximately $5,701,000. As of September 30, 2021, approximately $22,000 of the $499,000 in incurred Offering costs were paid.

We plan to use the aggregate net proceeds from the Offering primarily for working capital and general corporate purposes, including for certain facility expansion and upgrades, with the use of such proceeds subject to changes, based on the judgment of management.

The CARES Act

PPP Loan

On April 14, 2020, we entered into a promissory note under the PPP with PNC, our credit facility lender, which had a balance of approximately $5,318,000 (the “PPP Loan”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the SBA. The CARES Act was subsequently amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). Proceeds from the promissory note was used by us for eligible payroll costs, mortgage interest, rent and utility costs as permitted under the Flexibility Act. The annual interest rate on the PPP Loan is 1.0%

On October 5, 2020, we applied for forgiveness on repayment of the PPP Loan as permitted under the Flexibility Act. On July 1, 2021, we were notified by PNC that the entire balance of the PPP Loan of approximately $5,318,000, along with accrued interest of approximately $63,000 was forgiven by the SBA, effective June 15, 2021. Accordingly, we recorded the entire forgiven PPP Loan balance, along with accrued interest, totaling approximately $5,381,000 as “Gain on extinguishment of debt” on our Consolidated Statement of Operations for the second quarter 2021.

Deferral of Employment Tax Deposits

The Flexibility Act provides employers the option to defer the payment of an employer’s share of social security taxes beginning on March 27, 2020 through December 31, 2020, with 50% of the amount of social security taxes deferred to become due on December 31, 2021 with the remaining 50% due on December 31, 2022. We elected to defer such taxes starting in mid-April 2020. At September 30, 2021, we have deferred payment of approximately $1,252,000 in our share of social security taxes, of which approximately $626,000 is included in “Other long-term liabilities,” with the remaining balance included in “Accrued expenses” within current liabilities in the Company’s Consolidated Balance Sheets.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At September 30, 2021, the total amount of standby letters of credit outstanding totaled approximately $3,020,000 and the total amount of bonds outstanding totaled approximately $50,092000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At September 30, 2021, the closure and post-closure requirements for these facilities were approximately $19,898,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the first nine months of 2021, or will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. Our Treatment and Services Segments have significant relationships with the U.S and Canadian governmental authorities through contracts entered into indirectly as subcontractors for others who are prime contractors or directly as the prime contractor to government authorities. As stated previously, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination or renegotiation on 30 days’ notice at the government’s option, and our governmental contracts/task orders with the Canadian government authorities allow the authorities to terminate the contract/task orders at any time for convenience. Our inability to continue under existing material contracts that we have with government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition.

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $13,244,000 or 83.8% and $47,267,000 or 85.8% of our total revenues generated during the three and nine months ended September 30, 2021, respectively, as compared to $28,094,000 or 93.1% and $70,407,000 or 91.3% of our total revenues generated during the three and nine months ended September 30, 2020, respectively.

COVID-19 Impact. The extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict, as the responses to the pandemic continue to evolve rapidly. We continue to experience delays in waste shipments from certain customers within our Treatment Segment primarily related to the impact of COVID-19. However, we are beginning to see a gradual return in waste receipts from these customers starting in the latter part of the third quarter of 2021. Our Services Segment has been impacted by delays in procurement actions and contract awards resulting primarily from the impact of COVID-19. However, since the end of the second quarter of 2021, we have received a number of new contract awards, including a fixed price contract awarded to us during the third quarter of 2021, with a value of approximately $40,000,000 for the decommissioning of a navy ship We expect activities to ramp up on these new projects starting in the fourth quarter of 2021. Within our Treatment and Services Segments, we continue to have bids currently submitted and awaiting awards.

The severity of the impact the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, impact from emergence of potential new variants of the virus, potential impact on our workforce from government vaccine mandates, the extent and severity of the impact on our customers, the impact on governmental programs and budgets, inoculation rate of the vaccines, and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and cannot be predicted with any accuracy or confidence at this time. Our future results of operations and liquidity could be adversely impacted from the impact of COVID-19, including continued delays in waste shipments and contract awards, and/or occurrence of project work shut downs as well as potential partial/full shutdown of any of our facilities due to COVID-19.

Supply Chain. We use various commercially available materials and supplies which include among other things chemicals, containers/drums and personal protection equipment (“PPE”) in our operations. We generally source these items from various suppliers in order to take advantage of competitive pricing.

We also utilize various types of equipment, which include among other things trucks, flatbeds, lab equipment, heavy machineries, in carrying out our business operations. Our equipment may be obtained through direct purchase, rental option or leases. Within our Services Segment, equipment required for projects are often provided by our subcontractors as part of our contract agreement with the subcontractor. Due to some of our specialized waste treatment processes, certain equipment that we utilize are designed and built to our specifications. We rely on various commercially equipment supplier for the construction of these equipment.

Despite the global supply chain issues, we have been able to obtain equipment, materials and supplies without material disruption to our operations or financial impact, however, we continue to monitor our supply chain and any potential price pressure resulting from the impact of COVID-19, among other things.

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

At September 30, 2021, we had total accrued environmental remediation liabilities of $776,000, a decrease of $78,000 from the December 31, 2020 balance of $854,000. The decrease represents primarily payments made on remediation projects. At September 30, 2021, $122,000 of the total accrued environmental liabilities was recorded as current.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2021

(b)	Changes in internal control over financial reporting.

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2020 or in our Form 10-Qs for the periods ended March 31, 2021 and June 30, 2021. Additionally, there has been no other material change in legal proceedings previously disclosed by us in our Form 10-K for the year ended December 31, 2020 and our Form 10-Qs.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits

(a)	Exhibits

	4.1	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 8, 2020, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020 filed on May 12, 2020.
	4.2	First Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 4, 2021, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021 filed on May 6, 2021.
	4.3	Second Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated August 10, 2021 as incorporated by reference from Exhibit 4.3 to the Company Form 10-Q for the quarter ended June 30, 2021 filed on August 11, 2021.
	10.1	Solicitation, Offer and Award dated September 17, 2021 issued to Perma-Fix Environmental Services, Inc. by Norfolk Naval Shipyard.
	10.2	Placement Agency Agreement, dated as of September 23, 2021, by and between the Company and Wellington Shields & Co., LLC., as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 4, 2021.
	10.3	Form of Subscription Agreement, dated as of September 30, 2021, between the Company and each purchase named in the signature pages of the respective Subscription Agreements, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on October 4, 2021.
	10.4	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Executive Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K/A filed on October 20, 2021.
	10.5	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Financial Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K/A filed on October 20, 2021.
	10.6	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Strategic Initiatives, dated October 14, 2021, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K/A filed on October 20, 2021.
	10.7	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Waste Treatment Operations, dated October 14, 2021, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K/A filed on October 20, 2021.
	10.8	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Nuclear and Technical Services, dated October 14, 2021, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K/A filed on October 20, 2021.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document*
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
	104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 12, 2021	By:	/s/ Mark Duff
Mark Duff President and Chief (Principal) Executive Officer

Date: November 12, 2021	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

