Form 10-Q
period 2022-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2022-08-05
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at July 29, 2022
Common Stock, $.001 Par Value	13,295,708 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$163	$4,440
Accounts receivable, net of allowance for doubtful accounts of $30 and $85, respectively	12,956	11,372
Unbilled receivables	6,348	8,995
Inventories	1,013	680
Prepaid and other assets	3,184	4,472
Current assets related to discontinued operations	17	15
Total current assets	23,681	29,974

Property and equipment:
Buildings and land	23,281	20,631
Equipment	22,933	22,131
Vehicles	439	443
Leasehold improvements	23	23
Office furniture and equipment	1,318	1,316
Construction-in-progress	580	2,997
Total property and equipment	48,574	47,541
Less accumulated depreciation	(29,583)	(28,932)
Net property and equipment	18,991	18,609

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	2,202	2,460

Intangibles and other long term assets:
Permits	9,493	9,476
Other intangible assets - net	814	894
Finite risk sinking fund (restricted cash)	11,511	11,471
Deferred tax assets	3,933	3,527
Other assets	442	809
Total assets	$71,148	$77,301

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Balance Sheets, Continued

	June 30,	December 31
	2022	2021
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,725	$11,975
Accrued expenses	4,514	5,078
Disposal/transportation accrual	1,279	1,065
Deferred revenue	3,574	5,580
Accrued closure costs - current	425	578
Current portion of long-term debt	489	393
Current portion of operating lease liabilities	421	406
Current portion of finance lease liabilities	219	333
Current liabilities related to discontinued operations	914	506
Total current liabilities	22,560	25,914

Accrued closure costs	7,136	6,613
Long-term debt, less current portion	806	600
Long-term operating lease liabilities, less current portion	1,784	2,029
Long-term finance lease liabilities, less current portion	394	884
Long-term liabilities related to discontinued operations	265	677
Total long-term liabilities	10,385	10,803

Total liabilities	32,945	36,717

Commitments and Contingencies (Note 9 )

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 13,280,265 and 13,222,552 shares issued, respectively; 13,272,623 and 13,214,910 shares outstanding, respectively	13	13
Additional paid-in capital	114,755	114,307
Accumulated deficit	(76,408)	(73,620)
Accumulated other comprehensive loss	(69)	(28)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	38,203	40,584

Total liabilities and stockholders’ equity	$71,148	$77,301

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2022	2021	2022	2021

Net revenues	$19,455	$16,145	$35,370	$39,278
Cost of goods sold	16,571	15,179	30,850	35,956
Gross profit	2,884	966	4,520	3,322

Selling, general and administrative expenses	3,684	2,997	7,106	6,202
Research and development	80	144	176	295
Loss on disposal of property and equipment	—	—	1	—
Loss from operations	(880)	(2,175)	(2,763)	(3,175)

Other income (expense):
Interest income	29	2	40	21
Interest expense	(41)	(65)	(76)	(132)
Interest expense-financing fees	(15)	(9)	(28)	(17)
Other	(3)	—	(5)	1
Gain on extinguishment of debt	—	5,381	—	5,381
(Loss) income from continuing operations before taxes	(910)	3,134	(2,832)	2,079
Income tax expense (benefit)	347	13	(326)	(4)
(Loss) income from continuing operations, net of taxes	(1,257)	3,121	(2,506)	2,083

Loss from discontinued operations, net of taxes (Note 10)	(188)	(127)	(282)	(242)
Net (loss) income	(1,445)	2,994	(2,788)	1,841

Net loss attributable to non-controlling interest	—	(29)	—	(59)

Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,445)	$3,023	$(2,788)	$1,900

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - basic:
Continuing operations	$(.10)	$.26	$(.19)	$.18
Discontinued operations	(.01)	(.01)	(.02)	(.02)
Net (loss) income per common share	$(.11)	$.25	$(.21)	$.16

Net (loss) income per common share attributable to Perma-Fix Environmental Services, Inc. stockholders - diluted:
Continuing operations	$(.10)	$.25	$(.19)	$.17
Discontinued operations	(.01)	(.01)	(.02)	(.02)
Net (loss) income per common share	$(.11)	$.24	$(.21)	$.15

Number of common shares used in computing net (loss) income per share:
Basic	13,264	12,180	13,249	12,173
Diluted	13,264	12,440	13,249	12,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2022	2021	2022	2021

Net (loss) income	$(1,445)	$2,994	$(2,788)	$1,841
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(67)	20	(41)	40

Comprehensive (loss) income	(1,512)	3,014	(2,829)	1,881
Comprehensive loss attributable to non-controlling interest	—	(29)	—	(59)
Comprehensive (loss) income attributable to Perma-Fix Environmental Services, Inc. stockholders	$(1,512)	$3,043	$(2,829)	$1,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held	Accumulated Other Comprehensive	Non-controlling Interest in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	In Treasury	Loss	Subsidiary	Deficit	Equity
Balance at December 31, 2021	13,222,552	$13	$114,307	$(88)	$(28)	$—	$(73,620)	$40,584
Net loss	—	—	—	—	—	—	(1,343)	(1,343)
Foreign currency translation	—	—	—	—	26	—	—	26
Issuance of Common Stock for services	19,520	—	123	—	—	—	—	123
Stock-Based Compensation	—	—	102	—	—	—	—	102
Balance at March 31, 2022	13,242,072	$13	$114,532	$(88)	$(2)	$—	$(74,963)	$39,492
Net loss	—	—	—	—	—	—	(1,445)	(1,445)
Foreign currency translation	—	—	—	—	(67)	—	—	(67)
Issuance of Common Stock upon exercise of options (cashless)	16,526	—	—	—	—	—	—	—
Issuance of Common Stock for services	21,667	—	120	—	—	—	—	120
Stock-Based Compensation	—	—	103	—	—	—	—	103
Balance at June 30, 2022	13,280,265	$13	$114,755	$(88)	$(69)	$—	$(76,408)	$38,203

Balance at December 31, 2020	12,161,539	$12	$108,931	$(88)	$(207)	$(1,742)	$(74,455)	$32,451
Net loss	—	—	—	—	—	(30)	(1,123)	(1,153)
Foreign currency translation	—	—	—	—	20	—	—	20
Issuance of Common Stock for services	11,837	—	79	—	—	—	—	79
Stock-Based Compensation	—	—	45	—	—	—	—	45
Balance at March 31, 2021	12,173,376	$12	$109,055	$(88)	$(187)	$(1,772)	$(75,578)	$31,442
Net Income (loss)	—	—	—	—	—	(29)	3,023	2,994
Foreign currency translation	—	—	—	—	20	—	—	20
Issuance of Common Stock upon exercise of options	290	—	—	—	—	—	—	—
Issuance of Common Stock for services	14,590	—	109	—	—	—	—	109
Stock-Based Compensation	—	—	42	—	—	—	—	42
Balance at June 30, 2021	12,188,256	$12	$109,206	$(88)	$(167)	$(1,801)	$(72,555)	$34,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,788)	$1,841
Less: loss from discontinued operations, net of taxes (Note 10)	(282)	(242)

(Loss) income from continuing operations, net of taxes	(2,506)	2,083
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	936	799
Interest on finance lease with purchase option	—	4
Gain on extinguishment of debt	—	(5,381)
Amortization of debt issuance costs	28	17
Deferred tax (benefit) expense	(326)	3
Recovery of bad debt reserves	(50)	(17)
Loss on disposal of property and equipment	1	—
Issuance of common stock for services	243	188
Stock-based compensation	205	87
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(1,534)	432
Unbilled receivables	2,647	7,121
Prepaid expenses, inventories and other assets	1,988	1,076
Accounts payable, accrued expenses and unearned revenue	(4,322)	(5,609)
Cash (used in) provided by continuing operations	(2,690)	803
Cash used in discontinued operations	(367)	(315)
Cash (used in) provided by operating activities	(3,057)	488

Cash flows from investing activities:
Purchases of property and equipment	(758)	(650)
Proceeds from sale of property and equipment	25	1
Cash used in investing activities of continuing operations	(733)	(649)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(33,545)	(41,834)
Borrowing on revolving credit	33,545	41,834
Proceeds from capital line	524	—
Principal repayments of finance lease liabilities	(718)	(205)
Principal repayments of long term debt	(229)	(219)
Payment of debt issuance costs	(21)	(15)
Cash used in financing activities of continuing operations	(444)	(439)

Effect of exchange rate changes on cash	(3)	9

Decrease in cash and finite risk sinking fund (restricted cash)	(4,237)	(591)
Cash and finite risk sinking fund (restricted cash) at beginning of period	15,911	19,370
Cash and finite risk sinking fund (restricted cash) at end of period	$11,674	$18,779

Supplemental disclosure:
Interest paid	$79	$106
Income taxes paid	6	15
Non-cash financing activities:
Equipment purchase subject to finance lease	114	—
Equipment purchase subject to finance	—	29

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022.

The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and the account of a variable interest entity (“VIE”), Perma-Fix ERRG, for which we are the primary beneficiary (See “Note 14 - VIE” for a discussion of this VIE). The consolidated financial statements for 2021 also included the accounts of the Company’s majority-owned Polish subsidiary, Perma-Fix Medical S.A (“PFM Poland”) and PFM Poland’s wholly-owned subsidiary, Perma-Fix Medical Corporation (“PFMC”), which comprised of the Company’s Medical Segment. As previously discussed, the Company made the strategic decision to cease all research and development (“R&D”) activities under the Medical Segment and sold 100% of its interest in PFM Poland in December 2021. As a condition precent to the sale of PFM Poland, the Company acquired PFMC after its conversion to a Delaware limited liability company. As a result of the sale of PFM Poland, the Company deconsolidated PFM Poland from its consolidated financial statements in December 2021. The Company’s Medical Segment had not generated any revenue.

Information for the Medical Segment is presented for the quarter and six months ended June 30, 2021. The Medical Segment was disposed of as of December 31, 2021 and is not relevant for the quarter and six month ended June 30, 2022. Prior period segment information is not required to be restated for the disposal of the segment.

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

Recently Issued Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” and various subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and loans. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies (“SRC”) as defined by the Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These ASUs are effective January 1, 2023 for the Company as an SRC. Under new guidance issued by the Commission in March 2020, the Company continued to qualify as a SRC but became an accelerated filer for its 2021 Form 10-K and its 2022 quarterly 10-Q filings. The Company will remain a SRC but will become a non-accelerated filer for its 2022 Form 10-K and subsequent filings. The Company is currently evaluating the impact of these ASU on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified the scope and application of the original guidance. The Company plans to adopt both ASUs when LIBOR is discontinued. The Company is currently evaluating the impact of the new ASUs on its condensed consolidated financial statements. As of the date of this report, the Company has determined that only its obligations under the credit facility as described in “Note 8 – Long Term Debt” would be impacted by these ASUs. The Company’s obligations under its credit facility permit for payment of annual rate of interests on its obligations using prime rate or LIBOR.

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

Revenue by Contract Type (In thousands)	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$8,393	$7,916	$16,309	$7,706	$1,482	$9,188
Time and materials	—	3,146	3,146	—	6,957	6,957
Total	$8,393	$11,062	$19,455	$7,706	$8,439	$16,145

Revenue by Contract Type (In thousands)	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$15,872	$13,677	$29,549	$15,201	$4,063	$19,264
Time and materials	—	5,821	5,821	—	20,014	20,014
Total	$15,872	$19,498	$35,370	$15,201	$24,077	$39,278

Revenue by generator (In thousands)	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$6,243	$10,649	$16,892	$5,639	$6,764	$12,403
Domestic commercial	1,803	384	2,187	2,060	391	2,451
Foreign government	153	8	161	7	1,261	1,268
Foreign commercial	194	21	215	—	23	23
Total	$8,393	$11,062	$19,455	$7,706	$8,439	$16,145

Revenue by generator (In thousands)	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$12,058	$18,894	$30,952	$10,237	$19,425	$29,662
Domestic commercial	3,239	546	3,785	4,328	981	5,309
Foreign government	245	14	259	541	3,625	4,166
Foreign commercial	330	44	374	95	46	141
Total	$15,872	$19,498	$35,370	$15,201	$24,077	$39,278

Contract Balances

The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of our performance obligation. The following table represents changes in our contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2022	December 31, 2021	Change ($)	Change (%)
Contract liabilities
Deferred revenue	$3,574	$5,580	$(2,006)	(35.9)%

The decrease was attributed primarily due to revenue recognized in connection with a Services Segment contract.

During the three and six months ended June 30, 2022, the Company recognized revenue of $2,123,000 and $5,644,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. During the three and six months ended June 30, 2021, the Company recognized revenue of $1,763,000 and $6,074,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

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

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Leases:
Lease cost	$157	$115	$314	$226

Finance Leases:
Amortization of ROU assets	44	58	91	117
Interest on lease liability	10	18	21	37
	54	76	112	154

Short-term lease rent expense	3	3	7	6

Total lease cost	214	194	433	386

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2022 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	6.5	3.1

Weighted average discount rate	7.7%	6.0%

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2022 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2022 (Remaining)	$287	$157
2023	556	174
2024	416	170
2025	324	147
2026	301	18
2027 and thereafter	942	—
Total undiscounted lease payments	2,826	666
Less: Imputed interest	(621)	(53)
Present value of lease payments	$2,205	$613

Current portion of operating lease obligations	$421	$—
Long-term operating lease obligations, less current portion	$1,784	$—
Current portion of finance lease obligations	$—	$219
Long-term finance lease obligations, less current portion	$—	$394

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$143	$103	$286	$204
Operating cash flow used in finance leases	$10	$18	$21	$37
Financing cash flow used in finance leases	$661	$91	$718	$205

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$—	$—	$147	$—
Operating liabilities	$—	$166	$—	$166

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2022				December 31, 2021
	Weighted Average Amortization	Gross		Net	Gross		Net
Other Intangibles	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(amount in thousands)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patent	8.3	$798	$(357)	$441	$787	$(351)	$436
Software	3	612	(440)	172	592	(415)	177
Customer relationships	10	3,370	(3,169)	201	3,370	(3,089)	281
Total		$4,780	$(3,966)	$814	$4,749	$(3,855)	$894

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2022 (Remaining)	$110
2023	180
2024	48
2025	12
2026	11

Amortization expenses relating to the definite-lived intangible assets as discussed above were $55,000 and $111,000 for the three and six months ended June 30, 2022, respectively, and $50,000 and $100,000 for the three and six months ended June 30, 2021, respectively.

6. Capital Stock, Stock Plans and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants. No stock options were granted in the first six months of 2022.

The Company granted a NQSO to Robert Ferguson on July 27, 2017 from the Company’s 2017 Stock Option Plan (“2017 Plan”) for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. The first milestone was met and the shares under the first milestone were issued to Robert Ferguson in May 2018. The Company had previously entered into amendments whereby the vesting dates for the second and third milestones for the purchase of up to 30,000 and 60,000 shares of the Company’s Common Stock were extended to December 31, 2021 and December 31, 2022, respectively. On January 20, 2022, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) and the Board of Directors (“Board”) further amended the vesting dates of the second and third milestones to December 31, 2022 and December 31, 2023, respectively. This amendment was approved by the Compensation Committee and the Board to take effect December 31, 2021. The Company has not recognized compensation costs (fair value of approximately $289,000 at June 30, 2022) for the remaining 90,000 Ferguson Stock Option under the remaining two milestones since achievement of the performance obligation under each of the two remaining milestones is uncertain at June 30, 2022. All other terms of the Ferguson Stock Option remain unchanged.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2022 and 2021 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2022	2021	2022	2021
Employee Stock Options	$86,000	$33,000	$172,000	$66,000
Director Stock Options	17,000	9,000	33,000	21,000
Total	$103,000	$42,000	$205,000	$87,000

At June 30, 2022, the Company has approximately $1,184,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 3.9 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2022 and June 30, 2021, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2010 Stock Option Plan, the 2017 Plans and the 2003 Outside Directors Stock Plan, as amended (“2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2022	1,019,400	$4.91
Granted	—	$—
Exercised	(50,000)	$3.97		$98,000
Forfeited/expired	—	$—
Options outstanding end of period (1)	969,400	$4.96	3.7	$883,991
Options exercisable at June 30, 2022(1)	405,900	$3.91	2.5	$577,276

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Options outstanding January 1, 2021	658,400	$3.87
Granted	6,000	$7.50
Exercised	(500)	$3.15		$2,175
Forfeited/expired	(1,500)	$3.15
Options outstanding end of period (1)	662,400	$3.90	3.1	$2,153,595
Options exercisable at June 30, 2021(2)	391,900	$4.08	3.1	$1,202,495

(1)	Options with exercise prices ranging from $2.79 to $7.50
(2)	Options with exercise prices ranging from $2.79 to $7.29
(3)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the six months ended June 30, 2022, the Company issued a total of 41,187 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board. The Company has recorded approximately $240,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the six months ended June 30, 2022, the Company issued 16,526 shares of its Common Stock from a cashless exercise of an option for the purchase of 50,000 shares of the Company’s Common Stock at $3.97 per share.

In connection with a $2,500,000 loan that the Company entered into with Mr. Robert Ferguson (the “Ferguson Loan”) on April 1, 2019, the Company issued a warrant to Mr. Ferguson for the purchase of up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share. The warrant expires on April 1, 2024 and remains outstanding at June 30, 2022. The Ferguson Loan was paid-in-full in December 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2022	2021	2022	2021
Net (loss) income attributable to Perma-Fix Environmental Services, Inc., common stockholders:
(Loss) income from continuing operations, net of taxes	$(1,257)	$3,121	$(2,506)	$2,083
Net loss attributable to non-controlling interest	—	(29)	—	(59)
(Loss) income from continuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(1,257)	3,150	(2,506)	2,142
Loss from discontinuing operations attributable to Perma-Fix Environmental Services, Inc. common stockholders	(188)	(127)	(282)	(242)
Net (loss) income attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(1,445)	$3,023	$(2,788)	$1,900

Basic (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.11)	$.25	$(.21)	$.16

Diluted (loss) income per share attributable to Perma-Fix Environmental Services, Inc. common stockholders	$(.11)	$.24	$(.21)	$.15

Weighted average shares outstanding:
Basic weighted average shares outstanding	13,264	12,180	13,249	12,173
Add: dilutive effect of stock options	—	229	—	217
Add: dilutive effect of warrants	—	31	—	30
Diluted weighted average shares outstanding	13,264	12,440	13,249	12,420

Potential shares excluded from above weighted average share calcualtions due to their anti-dilutive effect include:
Stock options	405	12	405	36
Warrant	—	—	—	—

8. Long Term Debt

Long-term debt consists of the following:

(Amounts in Thousands)	June 30, 2022		December 31, 2021
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024. Effective interest rate for first six month of 2022 was 0%. (1)	$—		$—
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first six month of 2022 was 4.5%. (1)	748	(2)	954	(2)
Capital Line dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for the first six month of 2022 was 4.6%. (1)	515		—
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	32		39
Total debt	1,295		993
Less current portion of long-term debt	489		393
Long-term debt	$806		$600

(1)	Our revolving credit facility is collateralized by our accounts receivable and our term loan and capital line are collateralized by our property, plant, and equipment.

(2)	Net of debt issuance costs of ($105,000) and ($112,000) at June 30, 2022 and December 31, 2021, respectively.

Revolving Credit, Term Loan and Capital Line Agreement

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement provides the Company with the following credit facility with a maturity date of March 15, 2024: (a) up to $18,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547. The maximum that the Company can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time. The Loan Agreement, as amended, also provides a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period. At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, as amended, any unpaid principal balance plus interest, if any, will become due. During the second quarter of 2022, the Company advanced approximately $524,000 under the capital line which requires monthly installments in principal of approximately $8,700 plus interest, starting June 1, 2022. The advance was used to purchase the underlying asset under a previous finance lease.

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

The Company’s credit facility under its Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company was not required to perform testing of the FCCR requirement in the first quarter of 2022 pursuant to the March 29, 2022 amendment as discussed above, otherwise, it met all of its other financial covenant requirements in the first quarter of 2022. The Company failed to meet it FCCR requirement in the second quarter of 2022; however, this non-compliance was waived by the Company’s lender pursuant to an amendment to our Loan Agreement dated August 2, 2022 (See “Note 15 – Subsequent Event – Credit Facility” for a discussion of this waiver and additional provisions of this amendment). Other than the FCCR, the Company met all of its other financial covenant requirements in the second quarter of 2022.

Pursuant to the Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (4.75% at June 30, 2022) plus 2% or LIBOR plus 3.00% and the term loan and the capital expenditure line at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

The Company may terminate its Loan Agreement, as amended, upon 90 days’ prior written notice upon payment in full of our obligations under the Loan Agreement. No early termination fee will apply if the Company pays off its obligations under the Loan Agreement after May 7, 2022.

At June 30, 2022, the borrowing availability under the Company’s revolving credit was approximately $4,754,000 based on our eligible receivables and includes a reduction in borrowing availability of approximately $3,020,000 from outstanding standby letters of credit.

9. Commitments and Contingencies

Hazardous Waste

In connection with our waste management services, the Company processes hazardous, non-hazardous, low-level radioactive and mixed (containing both hazardous and low-level radioactive) waste, which we transport to our own, or other, facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required at the disposal site, the Company could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

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

The majority of Tetra Tech’s claims have been dismissed by the Court. Remaining claims include: (1) Intentional Interference with Contractual Relations; and (2) Inducing a Breach of Contract. The Company continues to believe it does not have any liability to Tetra Tech.

Perma-Fix Canada, Inc. (“PF Canada”)

During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from Canadian Nuclear Laboratories, LTD. (“CNL”) on a Task Order Agreement (“TOA”) that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of June 30, 2022, PF Canada has approximately $2,750,000 in unpaid receivables and unbilled costs due from CNL as a result of work performed under the TOA. Additionally, CNL has approximately $1,115,000 in contractual holdback under the TOA that is payable to PF Canada. CNL also established a bond securing approximately $1,900,000 (CAD) to cover certain issue raised in connection with the TOA. Under the TOA, CNL may be entitled to set off certain costs and expenses incurred by CNL in connection with the termination of the TOA, including the bond as discussed above, against amounts owed to PF Canada for work performed by PF Canada or its subcontractors. PF Canada continues to be in discussions with CNL to finalize the amounts due to PF Canada under the TOA and continues to believes these amounts are due and payable.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $21,175,000 at June 30, 2022. At June 30, 2022 and December 31, 2021, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $11,511,000 and $11,471,000, respectively, which included interest earned of $2,040,000 and $2,000,000 on the finite risk sinking funds as of June 30, 2022 and December 31, 2021, respectively. Interest income for the three and six months ended June 30, 2022 was approximately $29,000 and $40,000, respectively. Interest income for the three and six months ended June 30, 2021 was approximately $2,000 and $21,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2022, the total amount of standby letters of credit outstanding was approximately $3,020,000 and the total amount of bonds outstanding was approximately $53,148,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $188,000 (net of tax benefit of $18,000) and $127,000 (net of taxes of $0) for the three months ended June 30, 2022 and 2021, respectively and net losses of $282,000 (net of tax benefit of $80,000) and $242,000 (net of taxes of $0) for the six months ended June 30, 2022 and 2021, respectively. The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of June 30, 2022 and December 31, 2021. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2022	2021
Current assets
Other assets	$17	$15
Total current assets	17	15
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets	$98	$96
Current liabilities
Accounts payable	$11	$3
Accrued expenses and other liabilities	152	154
Environmental liabilities	751	349
Total current liabilities	914	506
Long-term liabilities
Closure liabilities	155	150
Environmental liabilities	110	527
Total long-term liabilities	265	677
Total liabilities	$1,179	$1,183

(1)	net of accumulated depreciation of $10,000 for each period presented.

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

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

Segment Reporting for the Quarter Ended June 30, 2022

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,393	$11,062	$19,455	$—	$19,455
Intercompany revenues	—	17	17	—	—
Gross profit	1,563	1,321	2,884	—	2,884
Research and development	59	8	67	13	80
Interest income	—	—	—	29	29
Interest expense	(19)	3	(16)	(25)	(41)
Interest expense-financing fees	—	—	—	(15)	(15)
Depreciation and amortization	381	86	467	13	480
Segment income (loss) before income taxes	364	515	879	(1,789)	(910)
Income tax expense	304	43	347	—	347
Segment income (loss)	60	472	532	(1,789)	(1,257)
Expenditures for segment assets	373	39	412	—	412 (3)

Segment Reporting for the Six Months Ended June 30, 2022

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$15,872	$19,498	$35,370	$—	$35,370
Intercompany revenues	—	27	27	—	—
Gross profit	2,201	2,319	4,520	—	4,520
Research and development	124	23	147	29	176
Interest income	—	—	—	40	40
Interest expense	(33)	2	(31)	(45)	(76)
Interest expense-financing fees	—	—	—	(28)	(28)
Depreciation and amortization	752	157	909	27	936
Segment (loss) income before income taxes	(117)	799	682	(3,514)	(2,832)
Income tax benefit	(254)	(72)	(326)	—	(326)
Segment income (loss)	137	871	1,008	(3,514)	(2,506)
Expenditures for segment assets	670	88	758	—	758 (3)

Segment Reporting for the Quarter Ended June 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,706	$8,439	—	$16,145	$—	$16,145
Intercompany revenues	319	32	—	351	—	—
Gross profit (negative gross profit)	1,433	(467)	—	966	—	966
Research and development	43	19	72	134	10	144
Interest income	—	—	—	—	2	2
Interest expense	(18)	—	—	(18)	(47)	(65)
Interest expense-financing fees	—	—	—	—	(9)	(9)
Depreciation and amortization	310	85	—	395	5	400
Segment income (loss) before income taxes	471	(1,292)	(72)	(893)	4,027 (2)	3,134
Income tax expense	3	10	—	13	—	13
Segment income (loss)	468	(1,302)	(72)	(906)	4,027	3,121
Expenditures for segment assets	270	10	—	280	9	289 (4)

Segment Reporting for the Six Months Ended June 30, 2021

	Treatment	Services	Medical	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$15,201	$24,077	—	$39,278	$—	$39,278
Intercompany revenues	979	39	—	1,018	—	—
Gross profit	2,358	964	—	3,322	—	3,322
Research and development	90	32	149	271	24	295
Interest income	—	—	—	—	21	21
Interest expense	(37)	(8)	—	(45)	(87)	(132)
Interest expense-financing fees	—	—	—	—	(17)	(17)
Depreciation and amortization	620	170	—	790	9	799
Segment income (loss) before income taxes	352	(737)	(149)	(534)	2,613 (2)	2,079
Income tax (benefit) expense	(14)	10	—	(4)	—	(4)
Segment income (loss)	366	(747)	(149)	(530)	2,613	2,083
Expenditures for segment assets	627	14	—	641	9	650 (4)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(2)	Amounts includes approximately $5,381,000 of “Gain on extinguishment of debt” recorded in connection with the Company’s PPP Loan which was forgiven by the U.S Small Business Administration effective June 15, 2021.

(3)	Net of financed amount of $0 and $114,000 for the three and six months ended June 30, 2022, respectively.

(4)	Net of financed amount of $0 and $29,000 for the three and six months ended June 30, 2021, respectively.

12. Asset Retirement Obligations (“ARO”) and Accrued Closure Costs

Accrued closure costs represent our estimated environmental liability to clean up our fixed-based regulated facilities as required by our permits, in the event of closure. During the second quarter of 2022, the Company recorded a total of $361,000 in additional estimated closure liabilities (within long-term liabilities) and ARO in connection with the footprint expansion at one of our facilities and an update to a processing enclosure area at another facility. The ARO is reported as a component of “Net property and equipment” in the Consolidated Balance Sheet at June 30, 2022.

13. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $347,000 and $13,000 for continuing operations for the three months ended June 30, 2022 and 2021, respectively, and income tax benefits of $326,000 and $4,000 for continuing operations for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rates were approximately (38.1%) and 0.4% for the three months ended June 30, 2022 and June 30, 2021, respectively, and 11.5% and 0.2% for the six months ended June 30, 2022 and June 30, 2021, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2022 were impacted by non-deductible expenses and state taxes. The Company’s effective tax rates for the three and six months ended June 30, 2021 were impacted by non-deductible expenses, state taxes, and by the Company’s full valuation on its net deferred tax assets which was subsequently released partially in the third quarter of 2021. The tax expense and negative effective tax rate for the three months ended June 30, 2022 were primarily driven by the change in forecasted income for the year which resulted in a reduction in the estimated annual effective tax rate and a reduction in the year to date tax benefit for the six months ended June 30, 2022.

14. Variable Interest Entities (“VIE”)

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

Based on the Company’s evaluation of Perma-Fix ERRG and related agreements with Perma-Fix ERRG, the Company determined that Perma-Fix ERRG continues to be a VIE in which we are the primary beneficiary. At June 30, 2022, Perma-Fix ERRG had total assets of $105,000 and total liabilities of approximately $105,000 which are all recorded as current.

15. Subsequent Events

Management evaluated events occurring subsequent to June 30, 2021 through August 5, 2022, the date these consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

Credit Facility

On August 2, 2022, the Company entered into an amendment to its Loan Agreement with its lender which provided the following, among other things:

●	waived the Company’s failure to meet the minimum quarterly FCCR requirement for the second quarter of 2022;
●	removes the quarterly FCCR testing requirement for the third quarter of 2022;
●	reinstates the quarterly FCCR testing requirement starting for the fourth quarter of 2022 and revises the methodology to be used in calculating the FCCR for the quarters ending December 31, 2022 and March 31, 2023 (with no change to the minimum 1.15:1 ratio requirement for each quarter);
●	requires maintenance of a minimum of $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended December 31, 2022 has been met and certified to the lender.

In connection with the amendment, we paid our lender a fee of $15,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement financial covenant requirements;
●	cash flow requirements;
●	Canadian receivable;
●	sufficient liquidity to continue business;
●	future results of operations and liquidity;
●	effect of economic disruptions on our business;
●	government funding for our services;
●	may not have liquidity to repay debt if our lender accelerates payment of our borrowings;
●	remediation of material weakness;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	funding operations;
●	continued increases in pricing and/or further tightening supply chain;
●	fund capital expenditures from cash from operations and/or financing;
●	impact from COVID-19 and economic conditions;
●	improvement in waste receipts and project work;
●	submitted bid;
●	fund remediation expenditures for sites from funds generated internally;
●	collection of accounts receivables;
●	compliance with environmental regulations;
●	potential effect of being a PRP;
●	potential sites for violations of environmental laws and remediation of our facilities;
●	remediation of material weakness;
●	future price increases; and
●	continuation of contracts with federal government.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	contract bids, including international markets;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;

●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	potential increases in equipment, maintenance, operating or labor costs;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability to continue to be profitable on an annualized basis;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies;
●	federal government’s inability or failure to provide necessary funding to remediate contaminated federal sites;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of the COVID-19 and economic uncertainties;
●	new governmental regulations;
●	lender refuses to waive non-compliance or revise our covenant so that we are in compliance;
●	continued supply chain interruptions;
●	continued inflationary pressures;
●	recession;
●	other unanticipated factors; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2021 Form 10-K and the “Forward-Looking Statements” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first quarter 2022 Form 10-Q and this second quarter 2022 Form 10-Q.

Overview

Revenue increased by $3,310,000 or 20.5% to $19,455,000 for the three months ended June 30, 2022 from $16,145,000 for the corresponding period of 2021. Services Segment revenue increased to $11,062,000 from $8,439,000 or approximately 31.1%. The increase was primarily due to resumed/increased work under certain projects which had been delayed/curtailed due to COVID-19 impact and/or administrative delays experienced by certain customers since the award of the projects to us late in the second quarter of 2021. Treatment Segment revenue increased by $687,000 or approximately 8.9% for the second quarter of 2022 as compared to the corresponding period of 2021 primarily due to higher waste volume. As previously disclosed, our Treatment Segment continued to experience delays in waste receipts from certain customers due, in part, from the impact of COVID-19; however, since the latter part of the second quarter of 2022, our Treatment Segment has begun to see improvements in waste receipts which is reflected in our Treatment Segment waste backlog of $7,169,000 at June 30, 2022, an increase of approximately $1,048,000 or 17.1% from the balance of $6,121,000 at March 31, 2022. Within our Treatment Segment, we continue to experience a large increase in proposal requests. Additionally, we continue to have bids currently submitted in both segments and awaiting awards. At this time, we expect to see continued improvements in waste receipts and increase work from projects for the remainder of 2022, subject to potential impact of COVID-19 and other impact (See “COVID-19 and Other Impacts” below for a discussion of uncertainties that COVID-19 and other economic impacts may have on the Company’s future results of operations). Gross profit increased $1,918,000 or 198.6% where we saw higher gross profit in both segments. Selling, General, and Administrative (“SG&A”) expenses increased $687,000 or 22.9% for the three months ended June 30, 2022 as compared to the corresponding period of 2021.

Revenue decreased by $3,908,000 or 9.9% to $35,370,000 for the six month ended June 30, 2022 from $39,278,000 for the corresponding period of 2021. The decrease was entirely within our Services Segment where revenue decreased to $19,498,000 from $24,077,000 or approximately 19.0%. As previously disclosed, work under certain of the new projects awarded to our Services Segment at the end of the second quarter of 2021 continued to be delayed/curtailed into most of the first quarter of 2022 due to COVID-19 impact and/or administrative delays experienced by certain customers. However, as discussed above, work under these projects has mostly resumed/increased in the second quarter of 2022. The lower revenue in the first six months of 2022 was further exacerbated by the completion of a large project in the second quarter of 2021 which was not replaced with a similar size contract because of delays in contract awards and procurement from COVID-19 impact in the first half of 2021. Our Treatment Segment revenue increased by $671,000 or 4.4%. The increase was primarily due to increased revenue from the second quarter of 2022 as discussed above. Gross profit increased $1,198,000 or 36.1% due to increase in gross profit within our Services Segment. SG&A expenses increased $904,000 or 14.6% for the six months ended June 30, 2022 as compared to the corresponding period of 2021.

COVID-19 and Other Impacts

Since the start of the COVID-19 pandemic, our financial results have been impacted by delays in waste shipments from certain customers, delays in procurement actions and contract awards, and delays/curtailment in work under projects. However, as disclosed above, we have begun to see waste receipt improvements and work under projects resume/increase as our customers continue to ease up on COVID-19 restrictions. Additionally, we continue to see a large increase in proposal requests within our Treatment Segment and have submitted bids awaiting awards in both segments. At this time, we expect these trends to continue for the remainder of the year; however, such may not be the case based on the uncertainty of COVID-19 and how our customers respond to COVID-19. Even if the pandemic subsides, we may continue to experience adverse effect on our business and financial results because of economic impact, including labor shortages, supply chain disruptions, as well as continued inflation or potential recession (see “Known Trends and Uncertainties” – “Supply Chain” and “Inflation and Cost Increases” within this MD&A).

At this time, we believe we have sufficient liquidity on hand to continue business operations during the next twelve months. At June 30, 2022, we had borrowing availability under our revolving credit facility of approximately $4,754,000 which was based on a percentage of eligible receivables and subject to certain reserves. As a result of a recent amendment to our Loan Agreement that we entered into with our lender, we are required to maintain a minimum of $3,000,000 in borrowing availability under our revolving credit until the minimum FCCR requirement for the quarter ended December 31, 2022 has been met and certified to our lender (see “Financing Activities” within this MD&A for a discussion of this amendment). We continue to assess the need in reducing operating costs during this volatile time, which may include curtailing certain capital expenditures and eliminating non-essential expenditures.

We continue to closely monitor our customers’ payment performance. However, since a significant portion of our revenues is derived from government related contracts, we do not expect our accounts receivable collections to be materially impacted due to COVID-19.

As the situations surrounding COVID-19 and the countries’ economic conditions continue to remain fluid, the full impact and extent of the pandemic and the countries’ economic conditions on our financial results and liquidity cannot be estimated with any degree of certainty. We continue to closely monitor the impact of both the COVID-19 pandemic and the countries’ economic conditions on all aspects of our business.

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

We are continually reviewing methods to raise additional capital to supplement our liquidity requirements, when needed, and reducing our operating costs. We continue to aggressively bid on various contracts, including potential contracts within the international.

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

Summary – Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2022	%	2021	%	2022	%	2021	%
Net revenues	$19,455	100.0	$16,145	100.0	$35,370	100.0	$39,278	100.0
Cost of goods sold	16,571	85.2	15,179	94.0	30,850	87.2	35,956	91.5
Gross profit	2,884	14.8	966	6.0	4,520	12.8	3,322	8.5
Selling, general and administrative	3,684	18.9	2,997	18.6	7,106	20.1	6,202	15.8
Research and development	80	.4	144	.9	176	.5	295	.8
Loss on disposal of property and equipment	—	—	—	—	1	—	—	—
Loss from operations	(880)	(4.5)	(2,175)	(13.5)	(2,763)	(7.8)	(3,175)	(8.1)
Interest income	29	—	2	—	40	.1	21	—
Interest expense	(41)	(.2)	(65)	(.4)	(76)	(.2)	(132)	(.3)
Interest expense-financing fees	(15)	—	(9)	—	(28)	(.1)	(17)	—
Other	(3)	—	—	—	(5)	—	1	—
Gain on extinuishment of debt	—	—	5,381	33.3	—	—	5,381	13.7
(Loss) income from continuing operations before taxes	(910)	(4.7)	3,134	19.4	(2,832)	(8.0)	2,079	5.3
Income tax expense (benefit)	347	1.8	13	.1	(326)	(.9)	(4)	—
(Loss) income from continuing operations	$(1,257)	(6.5)	$3,121	19.3	$(2,506)	(7.1)	$2,083	5.3

Revenues

Consolidated revenues increased $3,310,000 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as follows:

(In thousands)	2022	% Revenue	2021	% Revenue	Change	% Change
Treatment
Government waste	$5,755	29.6	$5,102	31.6	$653	12.8
Hazardous/non-hazardous (1)	1,363	7.0	1,317	8.1	46	3.5
Other nuclear waste	1,275	6.5	1,287	8.0	(12)	(0.9)
Total	8,393	43.1	7,706	47.7	687	8.9

Services
Nuclear services	10,679	54.9	8,052	49.9	2,627	32.6
Technical services	383	2.0	387	2.4	(4)	(1.0)
Total	11,062	56.9	8,439	52.3	2,623	31.1

Total	$19,455	100.0	$16,145	100.0	$3,310	20.5

(1) Includes wastes generated by government clients of $641,000 and $544,000 for the three month ended June 30, 2022 and the corresponding period of 2021, respectively.

Treatment Segment revenue increased by $687,000 or 8.9% for the three months ended June 30, 2022 over the same period in 2021. The increase was primarily due to higher waste volume. Since the latter part of the second quarter of 2022, our Treatment Segment has begun to see improvements in waste receipts from certain customers who have been delaying waste shipments due, in part, to impact of COVID-19. Services Segment revenue increased by approximately $2,623,000 or 31.1%. The increase was primarily due to resumed/increased work under certain projects which had been delayed/curtailed due to COVID-19 impact and/or administrative delays experienced by certain customers since the award of these projects to us late in the second quarter of 2021. As previously disclosed, the delays/curtailments continued to impact our revenue into most of the first quarter of 2022. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Consolidated revenues decreased $3,908,000 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, as follows:

(In thousands)	2022	% Revenue	2021	% Revenue	Change	% Change
Treatment
Government waste	$11,192	31.6	$9,489	24.1	$1,703	17.9
Hazardous/non-hazardous (1)	2,365	6.7	2,628	6.7	(263)	(10.0)
Other nuclear waste	2,315	6.6	3,084	7.9	(769)	(24.9)
Total	15,872	44.9	15,201	38.7	671	4.4
Services
Nuclear services	18,960	53.6	23,132	58.9	(4,172)	(18.0)
Technical services	538	1.5	945	2.4	(407)	(43.1)
Total	19,498	55.1	24,077	61.3	(4,579)	(19.0)

Total	$35,370	100.0	$39,278	100.0	$(3,908)	(9.9)

(1) Includes wastes generated by government clients of $1,111,000 and $1,289,000 for the six month ended June 30, 2022 and the corresponding period of 2021, respectively.

Treatment Segment revenue increased by $671,000 or 4.4% for the six months ended June 30, 2022 over the same period in 2021. The increase was primarily due to increased waste volume from government generators. The decrease in Other nuclear waste was primarily due to lower averaged price waste. As disclosed in our second quarter revenue discussion above, since the latter part of the second quarter of 2022, our Treatment Segment has begun to see improvements in waste receipts from certain customers who have delayed waste shipments due, in part, to impact of COVID-19. This improvement is reflected in our Treatment Segment waste backlog of $7,169,000 at June 30, 2022, an increase of approximately $1,048,000 from the balance of $6,121,000 at March 31, 2022. Services Segment revenue decreased by approximately $4,579,000 or 19.0%. As previously disclosed, work under certain of the new projects awarded to our Services Segment at the end of the second quarter of 2021 continued to be delayed/curtailed into most of the first quarter of 2022 due to COVID-19 impact and/or administrative delays experienced by certain customers. However, as noted in our second quarter 2022 revenue discussion above, work under these projects has resumed/increased in the second quarter of 2022. The lower revenue in the first six months of 2022 was further exacerbated by the completion of a large project in the second quarter of 2021 which was not replaced with a similar size contract because of delays in contract awards and procurement from COVID-19 impact in the first half of 2021. Our Services Segment revenues are project based; as such, the scope, duration and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value.

Cost of Goods Sold

Cost of goods sold increased $1,392,000 for the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021, as follows:

		%		%
(In thousands)	2022	Revenue	2021	Revenue	Change
Treatment	$6,830	81.4	$6,273	81.4	$557
Services	9,741	88.1	8,906	105.5	835
Total	$16,571	85.2	$15,179	94.0	$1,392

Cost of goods sold for the Treatment Segment increased by approximately $557,000 or 8.9%. Treatment Segment’s variable costs increased by approximately $231,000 primarily in transportation, material and supplies and outside services costs. Treatment Segment’s overall fixed costs were higher by approximately $326,000 resulting from the following: salaries and payroll related expenses were higher by $73,000 due to higher headcount and also in the prior year, more vacation hours were used by employees which lowered prior year quarter payroll costs; general expenses were higher by $138,000 mostly due to higher utility costs; depreciation expenses were higher by approximately $68,000 due to depreciation for asset retirement obligations in connection with our EWOC facility; regulatory expenses were higher by approximately $16,000; maintenance costs were higher by approximately $54,000; and travel expenses were lower by approximately $23,000. Services Segment cost of goods sold increased $835,000 or 9.4% primarily due to higher revenue. The increase in cost of goods sold was primarily due to higher material and supplies, travel and general costs totaling approximately $1,033,000 which was offset by lower payroll and outside services costs. Included within cost of goods sold is depreciation and amortization expense of $464,000 and $394,000 for the three months ended June 30, 2022, and 2021, respectively.

Cost of goods sold decreased $5,106,000 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, as follows:

		%		%
(In thousands)	2022	Revenue	2021	Revenue	Change
Treatment	$13,671	86.1	$12,843	84.5	$828
Services	17,179	88.1	23,113	96.0	(5,934)
Total	$30,850	87.2	$35,956	91.5	$(5,106)

Cost of goods sold for the Treatment Segment increased by approximately $828,000 or 6.4%. Treatment Segment’s variable costs increased by approximately $227,000 primarily due to higher material and supplies, transportation, and outside services costs. Treatment Segment’s overall fixed costs were higher by approximately $601,000 resulting from the following: salaries and payroll related expenses were higher by $120,000 due to higher headcount and also in the prior year, more vacation hours were used by employees which reduced the first six months prior year payroll costs; general expenses were higher by $285,000 mostly due to higher utility costs; depreciation expenses were higher by approximately $128,000 due to depreciation for asset retirement obligations in connection with our EWOC facility; regulatory expenses were higher by approximately $31,000; maintenance costs were higher by approximately $50,000; and travel expenses were lower by approximately $13,000. Services Segment cost of goods sold decreased $5,934,000 or 25.7% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, material and supplies and outside services costs totaling approximately $6,259,000 which was offset by higher regulatory, travel and general expenses. Included within cost of goods sold is depreciation and amortization expense of $902,000 and $787,000 for the six months ended June 30, 2022, and 2021, respectively.

Gross Profit (Negative Gross Profit)

Gross profit for the quarter ended June 30, 2022 increased $1,918,000 over the same period in 2021, as follows:

		%		%
(In thousands)	2022	Revenue	2021	Revenue	Change
Treatment	$1,563	18.6	$1,433	18.6	$130
Services	1,321	11.9	(467)	(5.5)	1,788
Total	$2,884	14.8	$966	6.0	$1,918

Treatment Segment gross profit increased by $130,000 or 9.1% due to higher revenue and gross margin remained constant as compared to the corresponding period of last year. Services Segment gross profit increased by $1,788,000 or 382.9% and gross margin increased from (5.5%) to 11.9% due to higher revenue and more higher margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2022 increased $1,198,000 over 2021, as follows:

		%		%
(In thousands)	2022	Revenue	2021	Revenue	Change
Treatment	$2,201	13.9	$2,358	15.5	$(157)
Services	2,319	11.9	964	4.0	1,355
Total	$4,520	12.8	$3,322	8.5	$1,198

Treatment Segment gross profit decreased by $157,000 or 6.7% and gross margin decreased to 13.9% from 15.5% primarily due to revenue mix and the impact of our fixed costs. Services Segment gross profit increased by $1,355,000 or 140.6% and gross margin increased from 4.0% to 11.9% primarily due to higher revenue and more higher margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $687,000 for the three months ended June 30, 2022, as compared to the corresponding period for 2021, as follows:

(In thousands)	2022	% Revenue	2021	% Revenue	Change
Administrative	$1,764	—	$1,291	—	$473
Treatment	1,119	13.3	901	11.7	218
Services	801	7.2	805	9.5	(4)
Total	$3,684	18.9	$2,997	18.6	$687

Administrative SG&A expenses were higher primarily due to the following: overall outside services expenses were higher by approximately $146,000 from higher consulting/legal/audit fees; travel expenses were higher by approximately $14,000; general expenses were higher by approximately $20,000 in various categories; and salaries and payroll related expenses were higher by approximately $293,000 due to higher stock-based compensation expenses from options granted to certain employees in October 2021 and in the prior year, more vacation hours were used by employees which lowered prior year quarter payroll costs. The higher salaries and payroll related expenses in Administrative SG&A also resulted from higher 401(k) plan matching expenses as our payroll expenses in the second quarter of 2021 included forfeitures of 401(k) plan matching funds contributed by us for former employees who failed to meet the 401(k) plan vesting requirements. Additionally, Administrative salaries and payroll related expenses were higher in the quarter as in 2021, resources were allocated in supporting Medical Segment’s R&D/administrative functions. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $148,000 from higher headcount and in the prior year, more vacation hours were used by employees which lowered prior year quarter payroll costs; outside services expense were higher by $57,000 due to more consulting/business matters (including our Environmental, Social and Governance (“ESG”) initiatives); travel expense were higher by approximately $21,000; and general expenses were lower by $8,000. The slight decrease in Services Segment SG&A was primarily due to lower salaries/payroll related and consulting expenses totaling approximately $24,000 as in 2021, increased hours and consulting costs were spent on bid and proposal efforts. The overall decrease was offset by higher general and travel expense totaling approximately $20,000. Included in SG&A expenses is depreciation and amortization expense of $16,000 and $6,000 for the three months ended June 30, 2022, and 2021, respectively.

SG&A expenses increased $904,000 for the six months ended June 30, 2022, as compared to the corresponding period for 2021, as follows:

(In thousands)	2022	% Revenue	2021	% Revenue	Change
Administrative	$3,451	—	$2,662	—	$789
Treatment	2,159	13.6	1,880	12.4	279
Services	1,496	7.7	1,660	6.9	(164)
Total	$7,106	20.1	$6,202	15.8	$904

Administrative SG&A expenses were higher primarily due to the following: overall outside services expenses were higher by approximately $332,000 resulting from higher consulting/legal/audit fees; travel expenses were higher by approximately $26,000; general expenses were higher by approximately $20,000 in various categories; and salaries and payroll related expenses were higher by approximately $411,000 primarily due to higher stock-based compensation expenses from options granted to certain employees in October 2021 and in the prior year, more vacation hours were used by employees which reduced the first six months prior year payroll costs. The higher salaries and payroll related expenses in Administrative SG&A also resulted from higher 401(k) plan matching expenses as our payroll expenses in the first six months of 2021 included forfeitures of 401(k) plan matching funds contributed by us for former employees who failed to meet the 401(k) plan vesting requirements. Additionally, Administrative salaries and payroll related expenses were higher as in 2021, resources were allocated in supporting Medical Segment’s R&D/administrative functions. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $143,000 from higher headcount and in the prior year, more vacation hours were used by employees which reduced the first six months prior year payroll costs; outside services expense were higher by $44,000 due to more consulting/business matters (including our ESG initiatives); travel expense were higher by approximately $56,000; and general expenses were higher by 36,000 in various categories. The decrease in SG&A expenses within our Services Segment was primarily due to the following: salaries/payroll related and consulting expenses were lower by approximately $154,000 as in 2021, increased hours and consulting costs were spent on bid and proposal efforts; bad debt expenses were lower by approximately $34,000; general expenses were slightly higher by $7,000 and travel expenses were higher by approximately $17,000. Included in SG&A expenses is depreciation and amortization expense of $34,000 and $12,000 for the six months ended June 30, 2022 and 2021, respectively.

R&D

R&D expenses decreased $64,000 and $119,000 for the three and six months ended June 30, 2022, respectively, as compared to the corresponding period of 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Administrative	$13	$10	$3	$29	$24	$5
Treatment	59	43	16	124	90	34
Services	8	19	(11)	23	32	(9)
PF Medical	—	72	(72)	—	149	(149)
Total	$80	$144	$(64)	$176	$295	$(119)

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

Interest Income

Interest income increased by approximately $27,000 and $19,000 for the three and six months ended June 30, 2022, respectively, as compared to the corresponding period of 2021 primarily due to higher interest earned from lower finite risk sinking fund.

Interest Expense

Interest expense decreased by approximately $24,000 and $56,000 for the three and six months ended June 30, 2022, respectively, as compared to the corresponding period of 2021 primarily due to lower interest expense from our declining term loan balance outstanding. Also, interest expense for the first six months of 2021 included interest accrued for our Paycheck Protection Program Loan which was forgiven by the U.S. Small Business Administration effective June 15, 2021.

Income Taxes

We had income tax expenses of $347,000 and $13,000 for continuing operations for the three months ended June 30, 2022 and 2021, respectively, and income tax benefits of $326,000 and $4,000 for continuing operations for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rates were approximately (38.1%) and 0.4% for the three months ended June 30, 2022 and June 30, 2021, respectively, and 11.5% and 0.2% for the six months ended June 30, 2022 and June 30, 2021, respectively. Our effective tax rates for the three and six months ended June 30, 2022 were impacted by non-deductible expenses and state taxes. Our effective tax rates for the three and six months ended June 30, 2021 were impacted by non-deductible expenses, state taxes, and by the full valuation on our net deferred tax assets which was subsequently released partially in the third quarter of 2021. The tax expense and negative effective tax rate for the three months ended June 30, 2022 were primarily driven by the change in forecasted income for the year which resulted in a reduction in the estimated annual effective tax rate and a reduction in the year to date tax benefit for the six months ended June 30, 2022.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2022 were primarily financed by our operations, cash on hand and credit facility availability. Subject to COVID-19 and other impacts as discussed above, our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, and cash on hand. We continue to explore all sources of increasing our capital to supplement our liquidity requirements, when needed, and to improve our revenue and working capital. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, we believe that our cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months. However, due to the uncertainty of COVID-19 as disclosed in “COVID-19 and Other Impacts” within this MD&A, there are no assurances such will be the case.

The following table reflects the cash flow activities during the first six months of 2022:

(In thousands)
Cash used in operating activities of continuing operations	$(2,690)
Cash used in operating activities of discontinued operations	(367)
Cash used in investing activities of continuing operations	(733)
Cash used in financing activities of continuing operations	(444)
Effect of exchange rate changes in cash	(3)
Decrease in cash and finite risk sinking fund (restricted cash)	$(4,237)

At June 30, 2022, we were in a positive cash position with no revolving credit balance. At June 30, 2022, we had cash on hand of approximately $163,000, which included account balances of our foreign subsidiaries totaling approximately $36,000.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $12,956,000 at June 30, 2022, an increase of $1,584,000 from the December 31, 2021 balance of $11,372,000. The increase was attributed to invoicing for work performed which previously was in our unbilled account for a certain Canadian project (see unbilled receivables discussion below). Also, our contracts with our customers are subject to various payment terms and conditions; therefore, our accounts receivable are impacted by these terms and conditions and the related timing of accounts receivable collections. Additionally, contracts with our customers may sometimes result in modifications which can cause delays in collections. See discussion under “Known Trends and Uncertainties – Perma-Fix Canada, Inc. (“PF Canada”) for a discussion as to certain account receivable.

Unbilled receivables totaled $6,348,000 at June 30, 2022, a decrease of $2,647,000 from the December 31, 2021 balance of $8,995,000. The decrease in unbilled receivables was primarily within our Services Segment due to invoicing in connection with our Canadian projects.

Accounts payable, totaled $10,725,000 at June 30, 2022, a decrease of $1,250,000 from the December 31, 2021 balance of $11,975,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $1,121,000 (which included working capital of our discontinued operations) at June 30, 2022, as compared to working capital of $4,060,000 at December 31, 2021. Our working capital was negatively impacted primarily by our results of operations which were heavily impacted from COVID-19 and other delays, especially in the first quarter of 2022 as discussed above. Additionally, our working capital was negatively impacted by the reclass of approximately $400,000 in remediation reserve within our discontinued operations from long-term to current.

Investing Activities

For the six months ended June 30, 2022, our purchases of capital equipment totaled approximately $872,000, of which $114,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2022 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

Financing Activities

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement provides us with the following credit facility with a maturity date of March 15, 2024: (a) up to $18,000,000 revolving credit (“revolving credit”) and (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547. The maximum that we can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time. Our Loan Agreement, as amended, also provides a capital expenditure line of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest is payable on advances during the Borrowing Period. At the end of the Borrowing Period, the total amount advanced under the line will amortize equally based on a five-year amortization schedule with principal payment due monthly plus interest. At the maturity date of the Loan Agreement, as amended, any unpaid principal balance plus interest, if any, will become due. At the end of the Borrowing Period, advance on the capital line totaled approximately $524,000. We are required to make monthly principal installment payment of approximately $8,700 starting June 1, 2022 plus interest. At June 30, 2022, balance on the capital line was approximately $515,000. The advance made on the capital line was used to purchase the underlying asset under a previous finance lease.

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

Our credit facility under our Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We were not required to perform testing of the FCCR requirement in the first quarter of 2022 pursuant to the March 29, 2022 amendment as discussed above; otherwise, we met all of our other financial covenant requirements in the first quarter of 2022. We failed to meet our FCCR requirement in the second quarter of 2022; however, this non-compliance was waived by our lender pursuant to an amendment to our Loan Agreement dated August 2, 2022 as discussed below. Other than the FCCR, we met all of our other financial covenant requirements in the second quarter of 2022. We expect to meet our quarterly financial covenant requirements for the next twelve months under our Loan Agreement.

On August 2, 2022, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	waived our failure to meet the minimum quarterly FCCR requirement for the second quarter of 2022;
●	removes the quarterly FCCR testing requirement for the third quarter of 2022;
●	reinstates the quarterly FCCR testing requirement starting for the fourth quarter of 2022 and revises the methodology to be used in calculating the FCCR for the quarters ending December 31, 2022 and March 31, 2023 (with no change to the minimum 1.15:1 ratio requirement for each quarter);
●	requires maintenance of a minimum of $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended December 31, 2022 has been met and certified to the lender.

In connection with the amendment, we paid our lender a fee of $15,000.

Pursuant to our Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (4.75% at June 30, 2022) plus 2% or LIBOR plus 3.00% and the term loan and capital expenditure line at prime plus 2.50% or LIBOR plus 3.50%. Under the LIBOR option of interest payment, a LIBOR floor of 0.75% applies in the event that LIBOR falls below 0.75% at any point in time.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2022, the total amount of standby letters of credit outstanding totaled approximately $3,020,000 and the total amount of bonds outstanding totaled approximately $53,148,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At June 30, 2022, the closure and post-closure requirements for these facilities were approximately $21,175,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for the recent accounting pronouncements that have been adopted during the first six months of 2022, or will be adopted in future periods.

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

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $17,053,000 or 87.7% and $31,211,000 or 88.2% of our total revenues generated during the three and six months ended June 30, 2022, respectively, as compared to $13,671,000 or 84.7% and $33,828,000 or 86.1% of our total revenues generated during the three and six months ended June 30, 2021.

COVID-19 Impact. See “COVID-19 and Other Impacts” within this MD&A for a discussion of the impact of COVID-19 and other on our financial results and the potential impact it may have on our future financial results and business operations.

Perma-Fix Canada, Inc. (“PF Canada”)

During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from CNL on a TOA that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of June 30, 2022, PF Canada has approximately $2,750,000 in unpaid receivables and unbilled costs due from CNL as a result of work performed under the TOA. Additionally, CNL has approximately $1,115,000 in contractual holdback under the TOA that is payable to PF Canada. CNL also established a bond securing approximately $1,900,000 (CAD) to cover certain issue raised in connection with the TOA. Under the TOA, CNL may be entitled to set off certain costs and expenses incurred by CNL in connection with the termination of the TOA, including the bond as discussed above, against amounts owed to PF Canada for work performed by PF Canada or its subcontractors. PF Canada continues to be in discussions with CNL to finalize the amounts due to PF Canada under the TOA and continues to believes these amounts are due and payable.

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

We also utilize various types of equipment, which include among other things trucks, flatbeds, lab equipment, heavy machinery, in carrying out our business operations. Our equipment may be obtained through direct purchase, rental option or leases. Within our Services Segment, equipment required for projects are often provided by our subcontractors as part of our contract agreement with the subcontractor. Due to some of our specialized waste treatment processes, certain equipment that we utilize are designed and built to our specifications. We rely on various commercial equipment suppliers for the construction of these equipment. Due to supply chain challenges, we experienced a delay in the delivery of a new waste processing unit to us by our supplier due to shortage of parts required for the construction of the unit, among other things. Delivery of this unit was expected during the third quarter of 2021 but did not occur until the latter part of the first quarter of 2022. The supply chain interruption delayed deployment of our new technology which negatively impacted our revenue for 2021 and the first quarter of 2022 as associated revenue was not able to be generated. Deployment of this unit commenced in mid-May of 2022. Continued increases in pricing and/or potential delays in procurements of material and supplies and equipment required for our operations resulting from further tightening supply chain could further adversely affect our operations and profitability.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. At June 30, 2022, we had total accrued environmental remediation liabilities of $861,000, a decrease of $15,000 from the December 31, 2021 balance of $876,000. The decrease represents payments for remediation projects. At June 30, 2022, $751,000 of the total accrued environmental liabilities was recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2022 as a result of the identified material weakness in our internal control over financial reporting as discussed in more detail in our 2021 Form 10-K filing.

As previously disclosed in our 2021 Form 10-K, management concluded that a material weakness existed in our internal control over financial reporting. Specifically, management did not have the appropriate controls in place over the determination of revenue recognition for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers” in certain contracts that contained nonstandard terms and conditions.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate this material weakness, management has implemented its remediation plan which included the following:

●	consultation with third-party expertise for guidance on large and/or unique contracts to ensure ASC 606 guidance are accurately applied and documented;
●	updated our ASC 606 revenue templates to ensure unique contract provisions are able to be identified so ASC 606 guidance are applied accurately;
●	instituted more robust collaboration with the Company’s operation personnel to identify nonstandard contract terms in order to determine appropriate treatment under ASC 606; and
●	continue training of accounting and operations personnel on ASC 606 by subject matter experts and internal financial department to ensure proper application of guidance under ASC 606.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weakness identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting resulting from the material weakness described above, additional measures to remediate the material weakness may be necessary. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. At this time, notwithstanding the material weakness in our internal control over financial reporting as described above, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the period covered thereby.

(b)	Changes in internal control over financial reporting.

Except for the remediation procedures implemented by the Company as described above, there have been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2021, and our Form 10-Q for the quarter ended March 31, 2022.

Item 6.	Exhibits

(a)	Exhibits

	4.1	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated May 8, 2020, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2020 filed on May 12, 2020.
	4.2	Third Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated March 29, 2022, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on April 4, 2022.
	4.3	Fourth Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association (as Lender and as Agent), dated August 2, 2022.
	10.1	Joint Venture Term Sheet between Springfields Fuels Limited, an affiliate of Westinghouse, and the Company, as incorporated by reference from Exhibit 10.42 to the Company’s 2021 Form 10-K filed on April 6, 2022. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document*
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
	104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 5, 2022	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: August 5, 2022	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

