Form 10-Q
period 2023-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2023-08-03
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to_________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at July 28, 2023
Common Stock, $.001 Par Value	13,565,813 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except for Share and Per Share Amounts)	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Current assets:
Cash	$4,750	$1,866
Accounts receivable, net of allowance for credit losses of $13 and $57, respectively	11,930	9,364
Unbilled receivables	7,121	6,062
Inventories	1,032	814
Prepaid and other assets	2,735	5,405
Current assets related to discontinued operations	17	15
Total current assets	27,585	23,526

Property and equipment:
Buildings and land	24,069	24,021
Equipment	21,922	21,242
Vehicles	442	442
Leasehold improvements	23	23
Office furniture and equipment	1,129	1,299
Construction-in-progress	1,143	727
Total property and equipment	48,728	47,754
Less accumulated depreciation	(29,896)	(28,797)
Net property and equipment	18,832	18,957

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	1,732	1,971

Intangibles and other long term assets:
Permits	9,629	9,610
Other intangible assets - net	529	629
Finite risk sinking fund (restricted cash)	11,780	11,570
Deferred tax assets	4,007	4,116
Other assets	405	438
Total assets	$74,580	$70,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

(Amounts in Thousands, Except for Share and per Share Amounts)	June 30, 2023 (Unaudited)	December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,896	$10,325
Accrued expenses	4,086	4,593
Disposal/transportation accrual	1,179	887
Deferred revenue	4,852	4,813
Accrued closure costs - current	548	682
Current portion of long - term debt	456	476
Current portion of operating lease liabilities	385	416
Current portion of finance lease liabilities	199	154
Current liabilities related to discontinued operations	280	362
Total current liabilities	25,881	22,708

Accrued closure costs	7,491	7,284
Long-term debt, less current portion	316	563
Long-term operating lease liabilities, less current portion	1,399	1,584
Long-term finance lease liabilities, less current portion	350	318
Long-term liabilities related to discontinued operations	913	908
Total long-term liabilities	10,469	10,657

Total liabilities	36,350	33,365

Commitments and Contingencies (Note 9 )

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 13,562,743 and 13,332,398 shares issued, respectively; 13,555,101 and 13,324,756 shares outstanding, respectively	14	13
Additional paid-in capital	115,789	115,209
Accumulated deficit	(77,373)	(77,436)
Accumulated other comprehensive loss	(112)	(165)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	38,230	37,533

Total liabilities and stockholders’ equity	$74,580	$70,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2023	2022	2023	2022

Net revenues	$25,032	$19,455	$45,139	$35,370
Cost of goods sold	20,516	16,571	37,614	30,850
Gross profit	4,516	2,884	7,525	4,520

Selling, general and administrative expenses	3,551	3,684	7,036	7,106
Research and development	121	80	220	176
Loss on disposal of property and equipment	—	—	—	1
Income (loss) from operations	844	(880)	269	(2,763)

Other income (expense):
Interest income	172	29	298	40
Interest expense	(47)	(41)	(100)	(76)
Interest expense-financing fees	(24)	(15)	(44)	(28)
Other	6	(3)	7	(5)
Income (loss) from continuing operations before taxes	951	(910)	430	(2,832)
Income tax expense (benefit)	432	347	228	(326)
Income (loss) from continuing operations, net of taxes	519	(1,257)	202	(2,506)

Loss from discontinued operations, net of taxes (Note 10)	(45)	(188)	(139)	(282)
Net income (loss)	$474	$(1,445)	$63	$(2,788)

Net income (loss) per common share - basic:
Continuing operations	$.04	$(.10)	$.01	$(.19)
Discontinued operations	—	(.01)	(.01)	(.02)
Net income (loss) per common share	$.04	$(.11)	$—	$(.21)

Net income (loss) per common share - diluted:
Continuing operations	$.03	$(.10)	$.01	$(.19)
Discontinued operations	—	(.01)	(.01)	(.02)
Net income (loss) per common share	$.03	$(.11)	$—	$(.21)

Number of common shares used in computing net income (loss) per share:
Basic	13,474	13,264	13,417	13,249
Diluted	13,848	13,264	13,657	13,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2023	2022	2023	2022

Net income (loss)	$474	$(1,445)	$63	$(2,788)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	46	(67)	53	(41)
Total other comprehensive income (loss)	46	(67)	53	(41)

Comprehensive income (loss)	$520	$(1,512)	$116	$(2,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2022	13,332,398	$13	$115,209	$(88)	$(165)	$(77,436)	$37,533
Net loss	—	—	—	—	—	(411)	(411)
Foreign currency translation	—	—	—	—	7	—	7
Issuance of Common Stock for services	33,319	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	31,719	—	7	—	—	—	7
Stock-Based Compensation	—	—	118	—	—	—	118
Balance at March 31, 2023	13,397,436	$13	$115,452	$(88)	$(158)	$(77,847)	$37,372
Net income	—	—	—	—	—	474	474
Foreign currency translation	—	—	—	—	46	—	46
Issuance of Common Stock for services	10,171	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	155,136	1	93	—	—	—	94
Stock-Based Compensation	—	—	125	—	—	—	125
Balance at June 30, 2023	13,562,743	$14	$115,789	$(88)	$(112)	$(77,373)	$38,230
Balance at December 31, 2021	13,222,552	$13	$114,307	$(88)	$(28)	$(73,620)	$40,584
Net loss	—	—	—	—	—	(1,343)	(1,343)
Foreign currency translation	—	—	—	—	26	—	26
Issuance of Common Stock for services	19,520	—	123	—	—	—	123
Stock-Based Compensation	—	—	102	—	—	—	102
Balance at March 31, 2022	13,242,072	$13	$114,532	$(88)	$(2)	$(74,963)	$39,492
Net loss	—	—	—	—	—	(1,445)	(1,445)
Foreign currency translation	—	—	—	—	(67)	—	(67)
Issuance of Common Stock upon exercise of options (cashless)	16,526	—	—	—	—	—	—
Issuance of Common Stock for services	21,667	—	120	—	—	—	120
Stock-Based Compensation	—	—	103	—	—	—	103
Balance at June 30, 2022	13,280,265	$13	$114,755	$(88)	$(69)	$(76,408)	$38,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$63	$(2,788)
Less: loss from discontinued operations, net of taxes (Note 10)	(139)	(282)

Income (loss) from continuing operations, net of taxes	202	(2,506)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	1,439	936
Amortization of debt issuance costs	43	28
Deferred tax expense (benefit)	228	(326)
Provision for (recovery of) credit losses on accounts receivable	24	(50)
Loss on disposal of property and equipment	—	1
Issuance of common stock for services	237	243
Stock-based compensation	243	205
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(2,590)	(1,534)
Unbilled receivables	(1,059)	2,647
Prepaid expenses, inventories and other assets	3,160	1,988
Accounts payable, accrued expenses and unearned revenue	2,835	(4,322)
Cash provided by (used in) continuing operations	4,762	(2,690)
Cash used in discontinued operations	(336)	(367)
Cash provided by (used in) operating activities	4,426	(3,057)

Cash flows from investing activities:
Purchases of property and equipment	(1,047)	(758)
Proceeds from sale of property and equipment	—	25
Cash used in investing activities of continuing operations	(1,047)	(733)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(44,130)	(33,545)
Borrowing on revolving credit	44,130	33,545
Proceeds from issuance of Common Stock upon exercise of options	101	—
Proceeds from capital line	—	524
Principal repayments of finance lease liabilities	(81)	(718)
Principal repayments of long term debt	(273)	(229)
Payment of debt issuance costs	(37)	(21)
Cash used in financing activities of continuing operations	(290)	(444)

Effect of exchange rate changes on cash	5	(3)

Increase (decrease) in cash and finite risk sinking fund (restricted cash)	3,094	(4,237)
Cash and finite risk sinking fund (restricted cash) at beginning of period	13,436	15,911
Cash and finite risk sinking fund (restricted cash) at end of period	$16,530	$11,674

Supplemental disclosure:
Interest paid	$103	$79
Income taxes paid	—	6
Non-cash financing activities:
Equipment purchase subject to finance lease	157	114

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023.

The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. The Company’s continuing operations also consisted of Perma-Fix ERRG, a variable interest entity (“VIE”) for which we were the primary beneficiary. During the fourth quarter of 2022, project work under the joint venture was completed.

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

Revenue by Contract Type	Three Months Ended			Three Months Ended
(In thousands)	June 30, 2023			June 30, 2022
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$12,834	$11,161	$23,995	$8,393	$7,916	$16,309
Time and materials	—	1,037	1,037	—	3,146	3,146
Total	$12,834	$12,198	$25,032	$8,393	$11,062	$19,455

Revenue by Contract Type	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2023			June 30, 2022
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$22,428	$19,808	$42,236	$15,872	$13,677	$29,549
Time and materials	—	2,903	2,903	—	5,821	5,821
Total	$22,428	$22,711	$45,139	$15,872	$19,498	$35,370

Revenue by generator	Three Months Ended			Three Months Ended
(In thousands)	June 30, 2023			June 30, 2022
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$9,808	$11,441	$21,249	$6,243	$10,649	$16,892
Domestic commercial	2,269	742	3,011	1,803	384	2,187
Foreign government	657	(7)	650	153	8	161
Foreign commercial	100	22	122	194	21	215
Total	$12,834	$12,198	$25,032	$8,393	$11,062	$19,455

Revenue by generator	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2023			June 30, 2022
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$17,065	$21,159	$38,224	$12,058	$18,894	$30,952
Domestic commercial	4,475	1,339	5,814	3,239	546	3,785
Foreign government	752	170	922	245	14	259
Foreign commercial	136	43	179	330	44	374
Total	$22,428	$22,711	$45,139	$15,872	$19,498	$35,370

Contract Balances

The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent payment from customers in advance of the completion of our performance obligation. The following table represents changes in our contract asset and contract liabilities balances:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2023	December 31, 2022	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$7,121	$6,062	$1,059	17.5%

Contract liabilities
Deferred revenue	$4,852	$4,813	$39	0.8%

During the three and six months ended June 30, 2023, the Company recognized revenue of $1,098,000 and $4,593,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. During the three and six months ended June 30, 2022, the Company recognized revenue of $2,123,000 and $5,644,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

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

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating Leases:
Lease cost	$156	$157	$313	$314

Finance Leases:
Amortization of ROU assets	38	44	76	91
Interest on lease liability	7	10	13	21
	45	54	89	112

Short-term lease rent expense	1	3	1	7

Total lease cost	202	214	403	433

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2023 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	6.0	2.2

Weighted average discount rate	7.9%	6.0%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2022 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	6.5	3.1

Weighted average discount rate	7.7%	6.0%

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2023 to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2023	$267	$115
2024	416	222
2025	324	200
2026	301	47
2027	286	12
2028 and thereafter	656	2
Total undiscounted lease payments	2,250	598
Less: Imputed interest	(466)	(49)
Present value of lease payments	$1,784	$549

Current portion of operating lease obligations	$385	$—
Long-term operating lease obligations, less current portion	$1,399	$—
Current portion of finance lease obligations	$—	$199
Long-term finance lease obligations, less current portion	$—	$350

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$146	$143	$290	$286
Operating cash flow used in finance leases	$7	$10	$13	$21
Financing cash flow used in finance leases	$40	$661	$81	$718
ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$107	$—	$157	$147

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2023			December 31, 2022
	Weighted Average Amortization	Gross		Net	Gross		Net
Other Intangibles (amount in thousands)	Period (Years)	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount

Patent	8.3	$700	$(380)	$320	$711	$(374)	$337
Software	3	661	(500)	161	640	(468)	172
Customer relationships	10	3,370	(3,322)	48	3,370	(3,250)	120
Total		$4,731	$(4,202)	$529	$4,721	$(4,092)	$629

The intangible assets noted above are amortized on a straight-line basis over their useful lives with the exception of customer relationships which are being amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2023 (Remaining)	$85
2024	62
2025	26
2026	25
2027	22

Amortization expenses relating to the definite-lived intangible assets as discussed above were $55,000 and $110,000 for the three and six months ended June 30, 2023, respectively, and $55,000 and $111,000 for the three and six months ended June 30, 2022, respectively.

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

The Company granted a NQSO to Robert Ferguson on July 27, 2017, from the Company’s 2017 Plan for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”) in connection with his work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our Perma-Fix of Northwest Richland, Inc. facility at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The term of the Ferguson Stock Option is seven years from the grant date. The vesting of the Ferguson Stock Option is subject to the achievement of three separate milestones by certain dates. The first milestone was met and the 10,000 shares under the first milestone were issued to Robert Ferguson in May 2018. The Company had previously entered into amendments whereby the vesting dates for the second and third milestones for the purchase of up to 30,000 and 60,000 shares of the Company’s Common Stock were extended to December 31, 2022, and December 31, 2023, respectively. The 30,000 shares under the second milestone failed to vest by December 31, 2022, and therefore were forfeited. Due to Mr. Ferguson’s death, resulting in Mr. Ferguson no longer being a consultant to the Company and the third milestone not being achieved prior to or after Mr. Ferguson’s death, the Ferguson Stock Option as to the 60,000 shares is effectively cancelled pursuant to the terms of the Ferguson Stock Option.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2023 and 2022 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2023	2022	2023	2022
Employee Stock Options	$93,000	$86,000	$179,000	$172,000
Director Stock Options	32,000	17,000	64,000	33,000
Total	$125,000	$103,000	$243,000	$205,000

At June 30, 2023, the Company has approximately $1,644,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 3.6 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2023, and June 30, 2022, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2017 Plan and the 2003 Outside Directors Stock Plan (the “2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2023	1,018,400	$5.02
Granted	295,000	$3.95
Exercised	(265,600)	$3.70		$2,002,502
Forfeited/expired/cancelled	(64,500)	$3.67
Options outstanding end of period (1)	983,300	$5.15	4.9	$5,734,647
Options exercisable at June 30, 2023(1)	278,300	$4.75	3.4	$1,732,347

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Options outstanding January 1, 2022	1,019,400	$4.91
Granted	—	$—
Exercised	(50,000)	$3.97		$98,000
Forfeited/expired/cancelled	—	$—
Options outstanding end of period (1)	969,400	$4.96	3.7	$883,991
Options exercisable at June 30, 2022(1)	405,900	$3.91	2.5	$577,276

(1)	Options with exercise prices ranging from $2.79 to $7.50
(2)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the six months ended June 30, 2023, the Company issued a total of 43,490 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on our Board of Directors (the “Board”). The Company recorded approximately $237,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the six months ended June 30, 2023, the Company issued an aggregate 163,255 shares of its Common Stock from cashless exercises of options for the purchases of 242,000 shares of the Company’s Common Stock ranging from $3.60 per share to $3.65 per share. Additionally, the Company issued 23,600 shares of its Common Stock from the exercise of options for the purchase of 23,600 shares of the Company’s Common Stock ranging from at $2.785 per share to $7.005 per share resulting in proceeds of approximately $101,000.

In connection with a $2,500,000 loan that the Company entered into with Mr. Robert Ferguson (the “Ferguson Loan”) on April 1, 2019, the Company issued a warrant to Mr. Ferguson for the purchase of up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share. The warrant expires on April 1, 2024 and remains outstanding at June 30, 2023. Upon Mr. Ferguson’s death, the warrant is now held by Mr. Ferguson’s personal representative and/or beneficiary. The Ferguson Loan was paid-in-full in December 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Income (loss) per common share from continuing operations
Income (Loss) from continuing operations, net of taxes	$519	$(1,257)	$202	$(2,506)
Basic income (loss) per share	$.04	$(.10)	$.01	$(.19)
Diluted income (loss) per share	$.03	$(.10)	$.01	$(.19)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(45)	$(188)	$(139)	$(282)
Basic loss per share	$—	$(.01)	$(.01)	$(.02)
Diluted loss per share	$—	$(.01)	$(.01)	$(.02)

Net income (loss) per common share
Net income (loss)	$474	$(1,445)	$63	$(2,788)
Basic income (loss) per share	$.04	$(.11)	$—	$(.21)
Diluted income (loss) per share	$.03	$(.11)	$—	$(.21)

Weighted average shares outstanding:
Basic weighted average shares outstanding	13,474	13,264	13,417	13,249
Add: dilutive effect of stock options	334	—	205	—
Add: dilutive effect of warrants	40	—	35	—
Diluted weighted average shares outstanding	13,848	13,264	13,657	13,249

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Stock options	—	405	—	405
Warrant	—	—	—	—

8. Long Term Debt

Long-term debt consists of the following:

(Amounts in Thousands)	June 30, 2023		December 31, 2022
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2024. Effective interest rate for first six months of 2023 was 9.7%. (1)	$—	(3)	$—
Term Loan dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for first six months of 2023 was 9.2% (1)	345	(2) (3)	552	(2)
Capital Line dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2024. Effective interest rate for first six months of 2023
was 8.3% (1)	410	(3)	463
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	17		24
Total debt	772		1,039
Less current portion of long-term debt	456		476
Long-term debt	$316		$563

(1)	Our revolving credit facility is collateralized by our accounts receivable, and our term loan and capital line are collateralized by our property, plant, and equipment.

(2)	Net of debt issuance costs of ($82,000) and ($88,000) at June 30, 2023 and December 31, 2022, respectively.

(3)	As discussed in “Note 15 – Subsequent Events – Credit Facility,” on July 31, 2023, the Company entered into an amendment to the Loan Agreement dated May 8, 2020, as amended, which extended the existing credit facility with a maturity date of May 15, 2024 to May 15, 2027. In accordance with ASC 470, “Debt,” this post balance-sheet date agreement demonstrated the Company’s ability to refinance its short-term obligations under its credit facility on a long-term basis; therefore, the Company has reclassified the current portion of the outstanding debt under the credit facility to long-term except for approximately $105,000 in principal payments under the Capital Line that will be due by June 30, 2024. The remaining principal balance of the Term Loan balance is classified as current as the balance will be paid-in-full by June 30, 2024 (see “Note 15 - Subsequent Events – Credit Facility” for further details of this amendment dated July 31, 2023).

Revolving Credit and Term Loan Agreement

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as amended, provides the Company with the following credit facility with a maturity date of May 15, 2024 (see “Note 15 - Subsequent Event – Credit Facility” for a discussion of an amendment that the Company entered into with PNC which extended the maturity date to May 15, 2027, and provided a new term loan of $2,500,000 to the Company, among other things): (a) up to $12,500,000 revolving credit (“revolving credit”) (see a discussion of an amendment that the Company entered into with its lender on March 21, 2023 below, which reduced the maximum revolving credit to $12,500,000 from the previous amount of $18,000,000). The maximum that the Company can borrow under the revolving credit was based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that the Company’s lender may impose from time to time; (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547; and (c) a capital expenditure line (“capital loan”) of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest was payable on advances during the Borrowing Period. Amount advanced under the capital line at the end of the Borrowing Period totaled approximately $524,000 which requires monthly installments in principal of approximately $8,700 plus interest, starting June 1, 2022.

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

Pursuant to the Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (8.25% at June 30, 2023) plus 2% or Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement, as amended) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company and payment of annual rate of interest due on the term loan and the capital loan is at prime plus 2.50% or Term SOFR Rate plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company. A SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

At June 30, 2023, the borrowing availability under the Company’s revolving credit was approximately $10,368,000 which included our cash and was based on our eligible receivables and is net of approximately $3,200,000 in outstanding standby letters of credit. The Company’s borrowing availability of $10,368,000 at June 30, 2023 included a requirement from our lender that we maintain a minimum of $3,000,000 in borrowing availability as discussed above.

The Company’s credit facility under its Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company was not required to perform testing of the FCCR requirement in the first quarter of 2023 pursuant to the March 21, 2023 amendment as discussed above. otherwise, it met all of its other financial covenant requirements. The Company met all of its covenant requirements in the second quarter of 2023. See “Note 15 - Subsequent Event – Credit Facility” for a discussion of an amendment that the Company entered into with its lender on July 31, 2023, that provided, among other things, a new term loan to the Company.

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

Perma-Fix of Canada, Inc. (“PF Canada”)

During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from Canadian Nuclear Laboratories, LTD. (“CNL”) on a Task Order Agreement (“TOA”) that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of June 30, 2023, PF Canada has approximately $1,895,000 in unpaid receivables due from CNL as a result of work performed under the TOA. Additionally, CNL has approximately $1,084,000 in contractual holdback under the TOA that is payable to PF Canada. CNL also established a bond securing approximately $1,900,000 (CAD) to cover certain issues raised in connection with the TOA. Under the TOA, CNL may be entitled to set off certain costs and expenses incurred by CNL in connection with the termination of the TOA, including the bond as discussed above, against amounts owed to PF Canada for work performed by PF Canada or its subcontractors. PF Canada continues to be in discussions with CNL to finalize the amounts due to PF Canada under the TOA and continues to believe these amounts are due and payable to PF Canada.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $22,461,000 at June 30, 2023. At June 30, 2023 and December 31, 2022, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets totaled $11,780,000 and $11,570,000, respectively, which included interest earned of $2,309,000 and $2,099,000 on the finite risk sinking funds as of June 30, 2023, and December 31, 2022, respectively. Interest income for the three and six months ended June 30, 2023, was approximately $143,000 and $210,000, respectively. Interest income for the three and six months ended June 30, 2022, was approximately $29,000 and $40,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2023, the total amount of standby letters of credit outstanding was approximately $3,200,000 and the total amount of bonds outstanding was approximately $31,870,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $45,000 (net of tax benefit of $89,000) and $188,000 (net of tax benefit of $18,000) for the three months ended June 30, 2023 and 2022, respectively and net losses of $139,000 (net of tax benefit of $119,000) and $282,000 (net of tax benefit of $80,000) for the six months ended June 30, 2023 and 2022, respectively. The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of June 30, 2023, and December 31, 2022. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2023	2022
Current assets
Other assets	$17	$15
Total current assets	17	15
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets	$98	$96
Current liabilities
Accounts payable	$23	$104
Accrued expenses and other liabilities	145	146
Environmental liabilities	112	112
Total current liabilities	280	362
Long-term liabilities
Closure liabilities	164	159
Environmental liabilities	749	749
Total long-term liabilities	913	908
Total liabilities	$1,193	$1,270

(1)	net of accumulated depreciation of $10,000 for each period presented.

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

The table below presents certain financial information of our operating segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

Segment Reporting for the Quarter Ended June 30, 2023

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$12,834	$12,198	$25,032	$—	$25,032
Intercompany revenues	26	17	43	—	—
Gross profit	2,491	2,025	4,516	—	4,516
Research and development	91	7	98	23	121
Interest income	—	—	—	172	172
Interest expense	(23)	—	(23)	(24)	(47)
Interest expense-financing fees	—	—	—	(24)	(24)
Depreciation and amortization	589	89	678	14	692
Segment income (loss) before income taxes	1,356	1,189	2,545	(1,594)	951
Income tax expense	83	349	432	—	432
Segment income (loss)	1,273	840	2,113	(1,594)	519
Expenditures for segment assets	293	5	298	—	298 (2)

Segment Reporting for the Six Months Ended June 30, 2023

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$22,428	$22,711	$45,139	$—	$45,139
Intercompany revenues	230	36	266	—	—
Gross profit	3,743	3,782	7,525	—	7,525
Research and development	158	10	168	52	220
Interest income	—	—	—	298	298
Interest expense	(45)	(1)	(46)	(54)	(100)
Interest expense-financing fees	—	—	—	(44)	(44)
Depreciation and amortization	1,162	249	1,411	28	1,439
Segment income (loss) before income taxes	1,514	2,132	3,646	(3,216)	430
Income tax (benefit) expense	(91)	319	228	—	228
Segment income (loss)	1,605	1,813	3,418	(3,216)	202
Expenditures for segment assets	1,043	4	1,047	—	1,047 (2)

Segment Reporting for the Quarter Ended June 30, 2022

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,393	$11,062	$19,455	$—	$19,455
Intercompany revenues	—	17	17	—	—
Gross profit	1,563	1,321	2,884	—	2,884
Research and development	59	8	67	13	80
Interest income	—	—	—	29	29
Interest expense	(19)	3	(16)	(25)	(41)
Interest expense-financing fees	—	—	—	(15)	(15)
Depreciation and amortization	381	86	467	13	480
Segment income (loss) before income taxes	364	515	879	(1,789)	(910)
Income tax expense	304	43	347	—	347
Segment income (loss)	60	472	532	(1,789)	(1,257)
Expenditures for segment assets	373	39	412	—	412 (3)

Segment Reporting for the Six Months Ended June 30, 2022

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$15,872	$19,498	$35,370	$—	$35,370
Intercompany revenues	—	27	27	—	—
Gross profit	2,201	2,319	4,520	—	4,520
Research and development	124	23	147	29	176
Interest income	—	—	—	40	40
Interest expense	(33)	2	(31)	(45)	(76)
Interest expense-financing fees	—	—	—	(28)	(28)
Depreciation and amortization	752	157	909	27	936
Segment (loss) income before income taxes	(117)	799	682	(3,514)	(2,832)
Income tax benefit	(254)	(72)	(326)	—	(326)
Segment income (loss)	137	871	1,008	(3,514)	(2,506)
Expenditures for segment assets	670	88	758	—	758 (3)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(2)	Net of financed amount of $107,000 and $157,000 for the three and six months ended June 30, 2023, respectively.

(3)	Net of financed amount of $0 and $114,000 for the three and six months ended June 30, 2022, respectively.

12. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $432,000 and $347,000 for continuing operations for the three months ended June 30, 2023 and 2022, respectively, and income tax expense and income tax benefit of $228,000 and ($326,000) for continuing operations for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rates were approximately 45.4% and (38.1%) for the three months ended June 30, 2023 and June 30, 2022, respectively, and 53.0% and 11.5% for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2023 were impacted by non-deductible expenses and state taxes. The tax expense for the three months ended June 30, 2023 were primarily driven by the change in forecasted income for the year which resulted in an increase in the estimated annual effective tax rate and an increase in the year to date tax expense for the six months ended June 30, 2023.

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

During the third quarter of 2022, the Company determined it was eligible for the ERC and amended its third quarter 2021 employer payroll tax filings claiming a refund from the U.S. Treasury in the amount of approximately $1,975,000. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it had reasonable assurance for receipt of the ERC and recorded the expected refund as other income (within “Other income (expense)”) on the Company’s Condensed Consolidated Statements of Operations and other receivables (within “Prepaid and other assets”) on the Company’s Condensed Consolidated Balance Sheets. On March 30, 2023, the Company received the ERC refund of $1,975,000 including approximately $60,000 in interest, (recorded within “Interest Income” on the Company’s Condensed Consolidated Statements of Operations) totaling approximately $2,035,000.

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

15. Subsequent Events

Management evaluated events occurring subsequent to June 30, 2023 through August 3, 2023, the date these condensed consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

Credit Facility

On July 31, 2023, the Company entered into an amendment (the “July 31, 2023 Amendment”) with PNC to its Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 8, 2020, as amended (the “Amended Loan Agreement”). The July 31, 2023 Amendment provided the following, among other things:

●	extended the maturity date of the Amended Loan Agreement to May 15, 2027, from May 15, 2024;
●	an additional term loan (“Additional Term Loan”) to the Company in the amount of $2,500,000, requiring monthly installments of approximately $41,667. Payment of annual rate of interest due on the Additional Term Loan is at prime plus 3.00% or SOFR (as defined in the Amended Loan Agreement) plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. A SOFR Adjustment rate of 0.10% and 0.15% is applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company;
●	removed the minimum Tangible Adjusted Net Worth (as defined in the agreement) covenant requirement;
●	placed an indefinite reduction in borrowing availability of $750,000; and
●	allows for up to $2,500,000 in capital expenditure made in fiscal year 2023 and thereafter to be treated as financed capital expenditure in the Company’s quarterly fixed charge coverage ratio covenant calculation requirement.

At maturity of the Amended Loan Agreement, any unpaid principal balance plus interest, if any, will become due.

Pursuant to the July 31, 2023 Amendment, the Company has agreed to pay PNC 1.0% of the total financing under the Amended Loan Agreement in the event the Company pays off its obligations on or before July 31, 2024, and 0.5% of the total financing if the Company pays off its obligations after July 31, 2024, to and including July 31, 2025. No early termination fee shall apply if the Company pays off its obligations under the Amended Loan Agreement after July 31, 2025.

In connection with the July 31, 2023 Amendment, the Company paid its lender a fee of $100,000.

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

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;
●	contract bids, including international markets;
●	material reduction in revenues;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	public not accepting our new technology;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	inability to retain or renew certain required permits;

●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the requirement to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	renegotiation of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	impact of COVID-19 and economic uncertainties;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2022 Form 10-K and the “Forward-Looking Statements” contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for the first quarter 2023 10-Q and this second quarter 2023 10-Q.

Overview

Revenue increased by $5,577,000 or 28.7% to $25,032,000 for the three months ended June 30, 2023, from $19,455,000 for the corresponding period of 2022. We saw increases in both segments where Treatment Segment revenue increased by $4,441,000 to $12,834,000 or 52.9% from $8,393,000 and Services Segment revenue increased by $1,136,000 or 10.3% to $12,198,000 from $11,062,000. The increase in revenue in the Treatment Segment was primarily due to overall higher waste volume which was offset by lower averaged price waste due to revenue mix. The increase in revenue in the Services Segment was due to continuing full operational status on certain projects which had been curtailed/delayed primarily in the early part of 2022 due, in part, from the lingering effects of the COVID-19 pandemic. As previously disclosed, the lingering effects of COVID-19 impacted our revenue in 2022 as work under projects and waste shipments continued to be delayed by certain customers into the first half of 2022. Additionally, in 2022, procurement and planning on behalf of our government clients continued to be delayed which did not ease until the second half of 2022. Total gross profit for the second quarter of 2023 increased $1,632,000 or 56.6% due to increased revenue generated in both segments. Selling, General, and Administrative (“SG&A”) expenses decreased $133,000 or 3.6% for the three months ended June 30, 2023 as compared to the corresponding period of 2022.

Revenue increased by $9,769,000 or 27.6% to $45,139,000 for the six months ended June 30, 2023, from $35,370,000 for the corresponding period of 2022. As with the second quarter, we saw increases in both segments where Treatment Segment revenue increased by $6,556,000 to $22,428,000 or 41.3% from $15,872,000 and Services Segment revenue increased by $3,213,000 or 16.5% to $22,711,000 from $19,498,000. The increases in revenue in both the Treatment and Services Segments were due to the same reasons as discussed above for the second quarter. Total gross profit for the six months ended 2023 increased $3,005,000 or 66.5% due to increased revenue generated in both segments. SG&A expenses decreased $70,000 or 1.0% for the six months ended June 30, 2023, as compared to the corresponding period of 2022.

We expect to see continued steady improvements in waste receipts and increase in project work from existing contracts, contracts won in the first half of 2023, and bids submitted in both segments that are awaiting awards. We expect this positive trend to continue during the balance of 2023.

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients, primarily as subcontractors for others who are prime contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions and the manner in which the applicable government will be required to spend funding to remediate various sites. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination for convenience at any time at the government’s option, and our governmental contracts/TOAs with the Canadian government authorities also allow the authorities to terminate the contract/task orders at any time for convenience. Work under all of our contracts/TOAs with Canadian government authorities has substantially been completed. A significant account receivable due to PF Canada is subject to continuing negotiations. See “Known Trends and Uncertainties – Perma-Fix Canada, Inc. (“PF Canada”)” within this MD&A for additional discussion as to a terminated Canadian TOA. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, and cash flows.

We continue to aggressively bid on various contracts, including potential contracts within the international markets.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment and Services.

Summary – Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated (amounts in thousands)	2023	%	2022	%	2023	%	2022	%
Net revenues	$25,032	100.0	$19,455	100.0	$45,139	100.0	$35,370	100.0
Cost of goods sold	20,516	82.0	16,571	85.2	37,614	83.3	30,850	87.2
Gross profit	4,516	18.0	2,884	14.8	7,525	16.7	4,520	12.8
Selling, general and administrative	3,551	14.2	3,684	18.9	7,036	15.6	7,106	20.1
Research and development	121	.4	80	.4	220	.5	176	.5
Loss on disposal of property and equipment	—	—	—	—	—	—	1	—
Income (loss) from operations	844	3.4	(880)	(4.5)	269	.6	(2,763)	(7.8)
Interest income	172	.7	29	—	298	.7	40	.1
Interest expense	(47)	(.2)	(41)	(.2)	(100)	(.2)	(76)	(.2)
Interest expense-financing fees	(24)	(.1)	(15)	—	(44)	(.1)	(28)	(.1)
Other	6	—	(3)	—	7	—	(5)	—
Income (loss) from continuing operations before taxes	951	3.8	(910)	(4.7)	430	1.0	(2,832)	(8.0)
Income tax expense (benefit)	432	1.7	347	1.8	228	.5	(326)	(.9)
Income (loss) income from continuing operations	$519	2.1	$(1,257)	(6.5)	$202	.5	$(2,506)	(7.1)

Revenues

Consolidated revenues increased $5,577,000 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change	% Change
Treatment
Government waste	$9,702	38.8	$5,755	29.6	$3,947	68.6
Hazardous/non-hazardous (1)	1,622	6.5	1,363	7.0	259	19.0
Other nuclear waste	1,510	6.0	1,275	6.5	235	18.4
Total	12,834	51.3	8,393	43.1	4,441	52.9

Services
Nuclear services	11,840	47.3	10,679	54.9	1,161	10.9
Technical services	358	1.4	383	2.0	(25)	(6.5)
Total	12,198	48.7	11,062	56.9	1,136	10.3

Total	$25,032	100.0	$19,455	100.0	$5,577	28.7

(1) Includes wastes generated by government clients of $763,000 and $641,000 for the three months ended June 30, 2023, and the corresponding period of 2022, respectively.

Treatment Segment revenue increased by $4,441,000 or 52.9% for the three months ended June 30, 2023 over the same period in 2022. The overall increase was primarily due to higher waste volume offset by lower averaged price waste from revenue mix. As previously disclosed, starting in the latter part of the second quarter of 2022, our Treatment Segment began to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the lingering effects of COVID-19. Services Segment revenue increased by approximately $1,136,000 or 10.3%. The increase in revenue in the Services Segment was primarily due to continuing full operational status on certain projects which had been curtailed/delayed in the early part of 2022 due, in part, from the lingering effects of the COVID-19 pandemic. Our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value. Revenue from both of our Segments were also positively impacted from contracts won in the first half of 2023 as procurement and planning on behalf of our government clients continue to progress as the lingering effects of COVID-19 pandemic subsided.

Consolidated revenues increased $9,769,000 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as follows:

		%		%		%
(In thousands)	2023	Revenue	2022	Revenue	Change	Change
Treatment
Government waste	$16,344	36.2	$11,192	31.6	$5,152	46.0
Hazardous/non-hazardous (1)	3,133	7.0	2,365	6.7	768	32.5
Other nuclear waste	2,951	6.5	2,315	6.6	636	27.5
Total	22,428	49.7	15,872	44.9	6,556	41.3

Services
Nuclear services	21,922	48.6	18,960	53.6	2,962	15.6
Technical services	789	1.7	538	1.5	251	46.7
Total	22,711	50.3	19,498	55.1	3,213	16.5

Total	$45,139	100.0	$35,370	100.0	$9,769	27.6

(1) Includes wastes generated by government clients of $1,473,000 and $1,111,000 for the six months ended June 30, 2023, and the corresponding period of 2022, respectively.

Treatment Segment revenue increased by $6,556,000 or 41.3% for the six months ended June 30, 2023 over the same period in 2022. The overall increase was primarily due to higher waste volume offset by lower averaged price waste from revenue mix. As previously disclosed, starting in the latter part of the second quarter of 2022, our Treatment Segment began to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the lingering effects of COVID-19. Services Segment revenue increased by approximately $3,213,000 or 16.5%. The increase in revenue in the Services Segment was primarily due to achievement of full operational status on certain projects which had been curtailed/delayed in the early part of 2022 due, in part, from the lingering effects of the COVID-19 pandemic. Our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value. Revenue from both of our Segments were also positively impacted from contracts won in the first half of 2023 as procurement and planning on behalf of our government clients continue to progress as the lingering effects of COVID-19 pandemic subsided.

Cost of Goods Sold

Cost of goods sold increased $3,945,000 for the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, as follows:

		%		%
(In thousands)	2023	Revenue	2022	Revenue	Change
Treatment	$10,343	80.6	$6,830	81.4	$3,513
Services	10,173	83.4	9,741	88.1	432
Total	$20,516	82.0	$16,571	85.2	$3,945

Cost of goods sold for the Treatment Segment increased by approximately $3,513,000 or 51.4% primarily due to higher revenue. Treatment Segment’s variable costs increased by approximately $2,459,000 primarily due to higher material and supplies, disposal, transportation, lab and outside services costs. Treatment Segment’s overall fixed costs were higher by approximately $1,054,000 resulting from the following: regulatory expenses were higher by approximately $102,000; salaries and payroll related expenses were higher by approximately $522,000 due to higher headcount; depreciation expenses were higher by approximately $205,000 due to depreciation for asset retirement obligations (“ARO”) in connection with our Oak Ridge Environmental Waste Operations Center (“EWOC”) facility; maintenance costs were higher by approximately $191,000; and travel expenses were higher by approximately $34,000. Services Segment cost of goods sold increased $432,000 or 4.4% primarily due to higher revenue. The overall increase in cost of goods sold was primarily due to the following: higher salaries/payroll related, outside services, and travel costs totaling approximately $1,019,000; lower material and supplies, lab, and disposal expenses totaling approximately $452,000; and lower general expenses by approximately $135,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $672,000 and $464,000 for the three months ended June 30, 2023, and 2022, respectively.

Cost of goods sold increased $6,764,000 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Treatment	$18,685	83.3	$13,671	86.1	$5,014
Services	18,929	83.3	17,179	88.1	1,750
Total	$37,614	83.3	$30,850	87.2	$6,764

Cost of goods sold for the Treatment Segment increased by approximately $5,014,000 or 36.7%. Treatment Segment’s variable costs increased by approximately $3,274,000 primarily due to higher material and supplies, disposal, transportation, lab and outside services costs. Treatment Segment’s overall fixed costs were higher by approximately $1,740,000 resulting from the following: salaries and payroll related expenses were higher by approximately $622,000 due to higher headcount; general expenses were higher by approximately $263,000 primarily due to higher utility costs; depreciation expenses were higher by approximately $403,000 due to depreciation for ARO in connection with our EWOC facility; maintenance costs were higher by approximately $255,000; regulatory expenses were higher by approximately $165,000; and travel expenses were higher by approximately $32,000. Services Segment cost of goods sold increased $1,750,000 or 10.2% primarily due to higher revenue. The overall increase in cost of goods sold was primarily due to the following: higher salaries/payroll related, outside services, and travel costs totaling approximately $2,212,000; higher depreciation expenses of $92,000; lower material and supplies, lab, and disposal expenses totaling approximately $435,000; and lower general expenses by approximately $119,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $1,398,000 and $902,000 for the six months ended June 30, 2023, and 2022, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2023 increased $1,632,000 over the same period in 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Treatment	$2,491	19.4	$1,563	18.6	$928
Services	2,025	16.6	1,321	11.9	704
Total	$4,516	18.0	$2,884	14.8	$1,632

Treatment Segment gross profit increased by $928,000 or approximately 59.4% and gross margin increased to 19.4% from 18.6% primarily due to higher revenue from higher waste volume. Services Segment gross profit increased by $704,000 or 53.3% and gross margin increased to 16.6% from 11.9% primarily due to higher revenue and higher margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2023 increased $3,005,000 over 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Treatment	$3,743	16.7	$2,201	13.9	$1,542
Services	3,782	16.7	2,319	11.9	1,463
Total	$7,525	16.7	$4,520	12.8	$3,005

Treatment Segment gross profit increased by $1,542,000 or 70.1% and gross margin increased to 16.7% from 13.9% primarily due to higher revenue from higher waste volume. Services Segment gross profit increased by $1,463,000 or 63.1% and gross margin increased from 11.9% to 16.7% primarily due to higher revenue and more higher margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses decreased $133,000 for the three months ended June 30, 2023, as compared to the corresponding period for 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Administrative	$1,695	—	$1,764	—	$(69)
Treatment	1,027	8.0	1,119	13.3	(92)
Services	829	6.8	801	7.2	28
Total	$3,551	14.2	$3,684	18.9	$(133)

Administrative SG&A expenses were lower primarily due to lower outside services expenses by approximately $31,000 resulting from fewer audit/consulting matters; lower salaries and payroll related expense of approximately $15,000; lower travel expense by approximately $8,000; and lower general expense of approximately $15,000 in various categories. Treatment Segment SG&A expenses were lower primarily due to the following: outside services expenses were lower by approximately $59,000 resulting from fewer consulting matters; salaries and payroll related expenses were lower by approximately $62,000; travel expenses were lower by approximately $13,000; general expense were higher by approximately $21,000 primarily due to higher tradeshow expenses; and credit losses on accounts receivable were higher by approximately $21,000. The small increase in Services Segment SG&A was primarily due to higher payroll related and travel expenses totaling approximately $39,000 which was offset by lower outside services and general expenses totaling approximately $11,000. Included in SG&A expenses is depreciation and amortization expense of $20,000 and $16,000 for the three months ended June 30, 2023, and 2022, respectively.

SG&A expenses decreased $70,000 for the six months ended June 30, 2023, as compared to the corresponding period for 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Administrative	$3,365	—	$3,451	—	$(86)
Treatment	2,033	9.1	2,159	13.6	(126)
Services	1,638	7.2	1,496	7.7	142
Total	$7,036	15.6	$7,106	20.1	$(70)

Administrative SG&A expenses were lower primarily due to the following: overall outside services expenses were lower by approximately $102,000 primarily due to fewer audit/consulting matters; travel expenses were lower by approximately $7,000; general expenses were lower by approximately $13,000 in various categories; and salaries and payroll related expenses were higher by approximately $36,000. Treatment Segment SG&A expenses were lower primarily due to the following: outside services expenses were lower by approximately $63,000 resulting from fewer consulting matters; salaries and payroll related expenses were lower by approximately $124,000; travel expenses were lower by approximately $12,000; general expense were higher by approximately $47,000 primarily due to higher tradeshow expenses; and credit losses on accounts receivable were higher by approximately $26,000. The increase in SG&A expenses within our Services Segment was primarily due to the following: salaries/payroll related were higher by approximately $86,000 due to more administrative support functions resulting from higher revenue; travel expenses were higher by approximately $17,000; credit losses on accounts receivable were higher by approximately $48,000 as in the first quarter of 2022, our Services Segment collected on certain accounts that were previously deemed to be uncollectible; and general expenses were lower by approximately $9,000 in various categories. Included in SG&A expenses is depreciation and amortization expense of $41,000 and $34,000 for the six months ended June 30, 2023 and 2022, respectively.

Interest Income

Interest income increased by approximately $143,000 and $258,000 for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period of 2022 primarily due to higher interest earned from lower finite risk sinking fund. Interest income for the six months ended June 30, 2023 also included approximately $60,000 received in March of 2023 under the Employee Retention Credit (“ERC”) program under the CARES Act.

Interest Expense

Interest expense increased by approximately $6,000 and $24,000 for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period of 2022 primarily due interest incurred from advances made in May of 2022 from the capital line under our credit facility. Interest was also higher in both periods from higher interest rate on our term loan which was offset by the declining term loan balance.

Income Taxes

We had income tax expenses of $432,000 and $347,000 for continuing operations for the three months ended June 30, 2023 and 2022, respectively, and income tax expense and income tax benefit of $228,000 and ($326,000) for continuing operations for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rates were approximately 45.4% and (38.1%) for the three months ended June 30, 2023 and June 30, 2022, respectively, and 53.0% and 11.5% for the six months ended June 30, 2023 and June 30, 2022, respectively. Our effective tax rates for the three and six months ended June 30, 2023 were impacted by non-deductible expenses and state taxes. The tax expense for the three months ended June 30, 2023 were primarily driven by the change in forecasted income for the year which resulted in an increase in the estimated annual effective tax rate and an increase in the year to date tax expense for the six months ended June 30, 2023.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2023, were primarily financed by our operations, cash on hand (which included the ERC, along with interest, that we received in March 2023), and credit facility availability. Our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, our new term loan, and cash on hand ( See “Financing Activities” below for a discussion of an amendment to our credit facility that we entered into with our lender on July 31, 2023, which extended the maturity date of our credit facility and provided a new term loan to us in the amount of $2,500,000, among other things). We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At June 30, 2023, we had borrowing availability under our revolving credit facility of approximately $10,368,000 which included our cash and was based on a percentage of eligible receivables and subject to certain reserves. Our borrowing availability of $10,368,000 at June 30, 2023, included a requirement from our lender that we maintain a minimum of $3,000,000 in borrowing availability under our revolving credit until the minimum FCCR requirement for the quarter ended June 30, 2023, has been met and certified to our lender. As a result of the new term loan in the amount of $2,500,000, our borrowing availability was increased by the amount on July 31, 2023, subject to eligible receivables and certain reserves. We believe that our cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months,

The following table reflects the cash flow activities during the first six months of 2023:

(In thousands)
Cash provided by operating activities of continuing operations	$4,762
Cash used in operating activities of discontinued operations	(336)
Cash used in investing activities of continuing operations	(1,047)
Cash used in financing activities of continuing operations	(290)
Effect of exchange rate changes in cash	5
Increase in cash and finite risk sinking fund (restricted cash)	$3,094

At June 30, 2023, we were in a positive cash position with no revolving credit balance. At June 30, 2023, we had cash on hand of approximately $4,750,000. As a result of an amendment dated July 31, 2023, that we entered into with our lender which provided a new term loan to us of $2,500,000, our cash was increased by the amount of the new term loan on the date of the amendment (see “Financing Activities” below for a discussion of this amendment).

Operating Activities

Accounts receivable, net of credit losses, totaled $11,930,000 at June 30, 2023, an increase of $2,566,000 from the December 31, 2022 balance of $9,364,000. The increase was attributed to increased revenue, timing of invoicing, and our accounts receivable collection. Our contracts with our customers are subject to various payment terms and conditions. Our accounts receivable at June 30, 2023 include invoices for work performed for a certain Canadian project that remain outstanding and subject to negotiations (See discussion under “Known Trends and Uncertainties – Perma-Fix Canada, Inc. (“PF Canada”) for a discussion as to this certain account receivable.

Prepaid and other assets totaled $2,735,000 at June 30, 2023, a decrease of $2,670,000 from the December 31, 2022 balance of $5,405,000. The decrease was primarily due to the receipt of the Employee Retention Credit (“ERC”) of $1,975,000 in March 2023 that we applied for during the third quarter of 2022.

Accounts payable, totaled $13,896,000 at June 30, 2023, an increase of $3,571,000 from the December 31, 2022 balance of $10,325,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout all segments.

We had working capital of $1,704,000 (which included working capital of our discontinued operations) at June 30, 2023, as compared to working capital of $818,000 at December 31, 2022. The increase in our working capital was primarily due to increases in our cash and accounts and unbilled receivables from improved operations. The overall increase was offset by the increase in our accounts payable.

Investing Activities

For the six months ended June 30, 2023, our purchases of capital equipment totaled approximately $1,204,000, of which $157,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2023 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations, our new term loan, and/or financing (see “Financing Activities” for a discussion of an amendment to our credit facility which provided for a new term loan to us dated July 31, 2023). The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

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

Financing Activities

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC”), acting as agent and lender. The Loan Agreement, as amended, provides us with the following credit facility with a maturity date of May 15, 2024 (see below for a discussion of an amendment that we entered into with our lender on July 31, 2023, which extended the maturity date to May 15, 2027 and provided a new term loan of $2,500,000 to us, among other things below): (a) up to $12,500,000 revolving credit (“revolving credit”). The maximum that we can borrow under the revolving credit is based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time; (b) a term loan (“term loan”) of approximately $1,742,000, requiring monthly installments of $35,547; and (c) a capital expenditure line (“capital loan”) of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”). Only interest was payable on advances during the Borrowing Period. Amount advanced under the capital line at the end of the Borrowing Period totaled approximately $524,000 which requires monthly installments in principal of approximately $8,700 plus interest, starting June 1, 2022. At June 30, 2023, balance on the capital line was approximately $410,000.

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

Pursuant to the Loan Agreement, as amended, payment of annual rate of interest due on the revolving credit is at prime (8.25% at June 30, 2023) plus 2% or SOFR (as defined in the Loan Agreement, as amended) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by us and payment of annual rate of interest due on the term loan and the capital expenditure line is at prime plus 2.50% or Term SOFR Rate plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by us. A SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by us.

On July 31, 2023, we entered into an amendment (the “July 31, 2023 Amendment”) with PNC to our Loan Agreement, as amended. The July 31, 2023 Amendment provided the following, among other things:

●	extended the maturity date of our Loan Agreement, as amended, to May 15, 2027, from May 15, 2024;
●	an additional term loan (“Additional Term Loan”) to us in the amount of $2,500,000, requiring monthly installments of approximately $41,667. Payment of annual rate of interest due on the Additional Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. A SOFR Adjustment rate of 0.10% and 0.15% is applicable for a one-month interest period and three-month period, respectively, that may be selected by us;
●	removed the minimum Tangible Adjusted Net Worth (as defined in the agreement) covenant requirement;
●	placed an indefinite reduction in borrowing availability of $750,000; and
●	allows for up to $2,500,000 in capital expenditure made in fiscal year 2023 and thereafter to be treated as financed capital expenditure in our quarterly FCCR covenant calculation requirement.

Pursuant to the July 31, 2023 Amendment, we agreed to pay PNC 1.0% of the total financing under our Loan Agreement, as amended, in the event we pay off our obligations on or before July 31, 2024, and 0.5% of the total financing if we pay off our obligations after July 31, 2024, to and including July 31, 2025. No early termination fee shall apply if we pay off our obligations under our Loan Agreement, as amended, after July 31, 2025.

In connection with the July 31, 2023 Amendment, we paid our lender a fee of $100,000.

All other terms of our Loan Agreement, as amended, remain principally unchanged.

Our credit facility under our Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We were not required to perform testing of the FCCR requirement in the first quarter of 2023 pursuant to the March 21, 2023 amendment as discussed above, otherwise, we met all of our other financial covenant requirements. We met our financial covenant requirements for the second quarter of 2023. We expect to meet our quarterly financial covenant requirements for the next twelve months under our Loan Agreement, as amended.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At June 30, 2023, the total amount of standby letters of credit outstanding totaled approximately $3,200,000 and the total amount of bonds outstanding totaled approximately $31,870,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. At June 30, 2023, the closure and post-closure requirements for these facilities were approximately $22,461,000.

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

We performed services relating to waste generated by government clients (domestic and foreign (primarily Canadian)), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $21,899,000 or 87.5% and $39,146,000 or 86.7% of our total revenues generated during the three and six months ended June 30, 2023, respectively, as compared to $17,053,000 or 87.7% and $31,211,000 or 88.2% of our total revenues generated during the three and six months ended June 30, 2022.

Perma-Fix Canada, Inc. (“PF Canada”)

During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from Canadian Nuclear Laboratories, LTD. (“CNL”) on a TOA that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of June 30, 2023, PF Canada has approximately $1,895,000 in unpaid receivables due from CNL as a result of work performed under the TOA. Additionally, CNL has approximately $1,084,000 in contractual holdback under the TOA that is payable to PF Canada. CNL also established a bond securing approximately $1,900,000 (CAD) to cover certain issues raised in connection with the TOA. Under the TOA, CNL may be entitled to set off certain costs and expenses incurred by CNL in connection with the termination of the TOA, including the bond as discussed above, against amounts owed to PF Canada for work performed by PF Canada or its subcontractors. PF Canada continues to be in discussions with CNL to finalize the amounts due to PF Canada under the TOA and continues to believe these amounts are due and payable to PF Canada.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. At June 30, 2023, we had total accrued environmental remediation liabilities of $861,000 with no change from the December 31, 2022 balance. At June 30, 2023, $112,000 of the total accrued environmental liabilities was recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2023.

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

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022, and our Form 10-Q for the quarter ended March 31, 2023.

Item 6.	Exhibits

(a)	Exhibits

4.1	Seventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 31, 2023, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association.
4.2	Term Note dated July 31, 2023, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 3, 2023	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: August 3, 2023	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

