Form 10-K
period 2023-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2024-03-13
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). . ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2023), was approximately $136,122,310). For the purposes of this calculation, all directors and executive officers of the Registrant (as indicated in Item 12) have been deemed to be affiliates. Such determination should not be deemed an admission that such directors and executive officers, are, in fact, affiliates of the Registrant. The Company’s Common Stock is listed on the Nasdaq Capital Market.

As of February 12, 2024, there were 13,671,022 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I

ITEM 1.	BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), a Delaware corporation incorporated in December 1990, is an environmental and environmental technology know-how company.

The principal element of our business strategy consists of upgrading our facilities within our Treatment Segment to increase efficiency and modernize and expand treatment capabilities to meet the changing markets associated with the waste management industry. Within our Services Segment, we continue to increase competitive procurement effectiveness and broaden the market penetration within both the commercial and government sectors. We continue to increase our focus on expansion into both commercial and international markets (see “Foreign Revenue and Initiatives” below for further discussion of a recently won foreign contract) to supplement government spending in the United States of America (“USA”), from which a significant portion of our revenue is derived. This includes new services, new customers and increased market share in our current markets.

We experienced significant improvement in our 2023 financial results as the lingering effects of COVID-19 began to subside starting in the early part of 2022. Our Treatment Segment continued to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the impact of COVID-19. Within our Services Segment, certain projects which were delayed/curtailed in the first part of 2022 due, in part, from the lingering effects of the COVID-19, achieved full operational status and improved productivity in 2023 which positively impacted revenue. Revenues from both of our Segments were also positively impacted from contracts won in 2023 as procurement and planning on behalf of our government clients continued to progress as the lingering effects of COVID-19 pandemic subsided.

Heading into 2024, we expect to see overall continue steady improvements in waste receipts and increases in project work from certain existing contracts, contracts won in 2023, and bids submitted in both segments that are awaiting awards. However, due to our operations which is subject to seasonal factor, we generally experience lower revenue in the first quarter due to overall reduced activities by our customers from the usual slowdown in operations due, in part, from returning from the holiday periods and poorer weather conditions. Additionally, due to Congress’s inability to timely approve FY 2024 budget and the extension of the continuing resolution, certain of our government related customers have informed us that waste shipments will likely be delayed. Although we expect to see overall improvements in revenue in 2024 as disclosed above, if Congress is unable to enact the full FY 2024 appropriation bills or further extend the continuing resolutions to fund government spending by the late March deadline, the U.S. government will enter into a partial shutdown. The full impact of any additional continued resolution beyond March or a partial government shutdown is uncertain. If a partial government shutdown were to occur and were to continue an extended period, our financial results of operations could be negatively impacted by delays in procurement actions, waste shipments and project delays on newly awarded projects (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – for a full discussion of the Company’s results of operations for 2023).

Segment Information and Foreign and Domestic Operations and Sales

For 2023, we have two reportable segments. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, we define an operating segment as:

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

For 2023, the Treatment Segment accounted for $43,477,000, or 48.5%, of total revenue, as compared to $33,358,000, or 47.2%, of total revenue for 2022. See “Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with government clients (domestic) or with others as a subcontractor to government clients.

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

For 2023, the Services Segment accounted for $46,258,000, or 51.5%, of total revenue, as compared to $37,241,000, or 52.8%, of total revenue for 2022. See “Dependence Upon a Single or Few Customers” for further details and a discussion as to our Segments’ contracts with government clients (domestic) or with others as a subcontractor to government clients.

Our Treatment and Services Segments provide services primarily to research institutions, commercial companies, public utilities, and governmental entities, including the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). The distribution channels for our services are through direct sales to customers or via intermediaries.

Our corporate office is located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Foreign Revenue and Initiative

As noted previously, we continue to increase our focus on expansion into international markets.

On December 18, 2023, the joint venture (“JV”) where we and Campoverde Srl (“JV partner”) each owns 50% of the partnership, was awarded a multi-year contract valued up to approximately EUR 50 million by the European Commission (the “Contracting Authority”) for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy. Work under this JV has not started as of December 31, 2023. The scope of work to be performed in the initial phases of this contract will be performed predominately by our JV partner. Revenue generated by us under the initial phases will be limited to project management support through 2025. We expect to generate an increase in revenue under this contract starting in 2026 when the waste treatment phases begin. The Contracting Authority may terminate the contract under certain conditions as set forth in the contract.

During March 2022, we signed a non-binding joint venture term sheet addressing plans to partner with Springfields Fuels Limited (“SFL”), an affiliate of Westinghouse Electric Company LLC, to develop and manage a nuclear waste-materials treatment facility (the “Facility”) in the United Kingdom. The Facility is for the purpose of expanding the partners’ waste treatment capabilities for the European nuclear market. It is expected that upon finalization of a partnership agreement, SFL will have an ownership interest of fifty-five (55) percent and our interest will be forty-five (45) percent. The finalization, form and capitalization of this unpopulated partnership is subject to numerous conditions, including but not limited to, completion and execution of a definitive agreement and facility design, granting of required regulatory, lender or permitting approvals and updated cost and profitability analysis based on current and forecast future economic conditions. Upon finalization of this venture, we will be required to make an investment in this venture. The amount of our investment, the period of which it is to be made and the method of funding are to be determined.

Our consolidated revenue for 2023 and 2022 included approximately $2,066,000, or 2.3%, and $1,226,000, or 1.7%, respectively, from foreign customers.

Seasonal Factors of our Business

Our operations are generally subject to seasonal factors. See “Risk Factors – Risks Related to our Business and Operations – Our operations are subject to seasonal factors, which causes our revenues to fluctuate” for a discussion of our seasonal factors.

Permits and Licenses

Waste management service companies are subject to extensive, evolving and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct our waste activities. We are dependent on our permits and licenses discussed below in order to operate our businesses. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition. The permits and licenses have terms ranging from one to ten years, and provide that we maintain a reasonable level of compliance, renew with minimal effort, and cost. We believe that these permit and license requirements represent a potential barrier to entry for possible competitors.

PFF, located in Gainesville, Florida, operates its hazardous, mixed and low-level radioactive waste activities under a Resource Conservation and Recovery Act (“RCRA”) Part B permit, Toxic Substances Control Act (“TSCA”) authorization, Restricted RX Drug Distributor-Destruction license, biomedical, and a radioactive materials license issued by the State of Florida. Co-regulated TSCA Polychlorinated Biphenyl (“PCB”) wastes are also managed for PCB under EPA Approval.

DSSI, located in Kingston, Tennessee, conducts mixed and low-level radioactive waste storage and treatment activities under RCRA Part B permits and a radioactive materials license issued by the State of Tennessee Department of Environment and Conservation, Division of radiological health. Co-regulated TSCA PCB wastes are also managed for PCB destruction under EPA Approval.

PFNWR, located in Richland, Washington, operates a low-level radioactive waste processing facility as well as a mixed waste processing facility. Radioactive material processing is authorized under radioactive materials licenses issued by the State of Washington and mixed waste processing is additionally authorized under a RCRA Part B permit. Co-regulated TSCA PCB wastes are also managed for PCB under EPA Approval.

EWOC, located in Oak Ridge, Tennessee, operates a low-level radioactive waste material processing facility. Radioactive material processing is authorized under radioactive material licenses issued by the State of Tennessee Department of Environmental and Conservation, Division of radiological health.

The combination of RCRA Part B hazardous waste permits, TSCA authorizations, and radioactive material licenses held by us and our subsidiaries comprising our Treatment Segment is very difficult to obtain for a single facility and make this Segment unique.

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

Number of Employees

At December 31, 2023, we employed approximately 297 employees, of whom 288 are full-time employees and 9 are part-time/temporary employees. None of our current employees are unionized.

The Company entered into a Project Labor Agreement (“PLA”) dated June 21, 2023, with UA Plumbers & Steamfitters Local 598. The goal of this partnership is to supply our PFNWR facility with the organized labor force needed to take on the challenges of providing a supplement treatment alternative to include concrete-like grout for Hanford’s Low Activity Tank Waste if and when the DOE grants a contract to PFNWR to treat the Low Activity Tank Waste. This supplemental capability would support DOE’s glassifying process provided by the Hanford Vitrification Plant for safe transport and disposal off-site.

Environmental, Social and Governance (“ESG”)

We have a ESG subcommittee under our Corporate Governance and Nominating Committee to provide guidance on ESG management. Our executive team is responsible for the continuing development of our ESG strategic roadmap with support from management from key functional areas. The key areas of focus under our ESG initiatives continue to be health and safety, environmental performance, DEI (diversity, equality and inclusion), talent retention and development, corporate governance and climate-forward service development that support our customers’ transition to low carbon economy. Our executive team is involved in policy planning and coordination of corporate-wide ESG efforts. See our website at https://www.perma-fix.com/esg.aspx for some highlights of our ESG initiatives as well as our policies under our ESG as we continue to improve our ESG initiatives. The information on our website is not part of, or incorporated by reference in this Form 10-K.

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

We performed services relating to waste generated by government clients (domestic), either indirectly for others as a subcontractor to government entities or directly as a prime contractor to government entities, representing approximately $70,642,000 or 78.7%, of our total revenue during 2023, as compared to $59,658,000, or 84.5%, of our total revenue during 2022.

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

As of December 31, 2023, we had total accrued environmental remediation liabilities of $845,000, a decrease of $16,000 from the December 31, 2022, balance of $861,000. The decrease represents payments for remediation projects. As of December 31, 2023, $61,000 of the total accrued environmental liabilities was recorded as current.

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

R&D

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat. Our competitors also devote resources to R&D and many such competitors have greater resources at their disposal than we do. R&D totaled $561,000 and $336,000 for 2023 and 2022, respectively.

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

A material amount of our Treatment and Services Segments’ revenues are generated through various government contracts or subcontracts. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. Contracts with, or subcontracts involving, the U.S federal government are generally terminable for convenience at any time at the option of the governmental agency. The multi-year contract that was awarded to us and our JV partner, Campoverde Srl, by the European Commission (the “Contracting Authority”) on December 18, 2023, for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy as discussed previously may be terminated by the Contracting Authority under certain conditions as set forth in the contract. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Our existing and future customers may reduce or halt their spending on hazardous waste and nuclear services with outside vendors, including us.

A variety of factors may cause our existing or future customers (including government clients) to reduce or halt their spending on hazardous waste and nuclear services from outside vendors, including us. These factors include, but are not limited to:

●	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;

●	failure of government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation sites, including DOE and DOD sites;

●	government shut-downs;

●	civic opposition to or changes in government policies regarding nuclear operations;

●	a reduction in demand for nuclear generating capacity; or

●	failure to perform under existing contracts, directly or indirectly, with the government.

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

Economic downturns, reductions in government funding or other events beyond our control could have a material negative impact on our businesses.

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including, without limitation, economic conditions, reductions in the budget for spending to remediate federal sites due to numerous reasons including, without limitation, the substantial deficits that the federal government has and is continuing to incur. During economic downturns, large budget deficits that the federal government and many states are experiencing, and other events beyond our control, including, but not limited to the impact from public health events (such as COVID-19), the ability of private and government entities to spend on waste services, including nuclear services, may decline significantly. Our operations depend, in large part, upon governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flow.

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

Direct and indirect macroeconomic impacts resulting from natural disasters, public health events and/or world conflicts in various regions could continue to and may in the future negatively impact our business and results of operations.

Public health threats and outbreaks such as COVID-19 and natural disasters such as hurricanes and severe weather conditions have previously negatively impacted our results of operations. The direct impacts of these such events resulted in delayed waste shipments from certain of our customers and delays in procurement, contract awards and planning on behalf of our government clients which negatively impacted our revenue. Residual and lingering macroeconomic effects from these such events could again in the future impact supply chain, workforce availability, and/or increased costs which could have a downward effect on our business, financial condition and results of operations. Additionally, world conflicts currently occurring in various regions may lead to similar macroeconomic effects which could have a downward effect on our business, financial conditions and results of operations. We may attempt to increase our sales prices in order to maintain satisfactory margin; however, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our services that we provide to our customers and therefore reduce our profitability.

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

Our revenues may be earned under contracts that are fixed-price or maximum price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in laws or labor conditions, supply chain interruptions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, and/or other events beyond our control, such as the impact of public health events, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

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

Our governmental contracts or subcontracts relating to DOE and DOD sites, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse the U.S. government for amounts previously received.

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

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible and tangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our permits are tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our permit, other intangible assets, and tangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required, in the future, to record impairment charges in our financial statements, in which any impairment of our permit, other intangible assets and tangible assets is determined. Such impairment charges could negatively impact our results of operations.

Breach of any of the covenants in our credit facility could result in a default, triggering repayment of outstanding debt under the credit facility and the termination of our credit facility.

Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We were not required to perform testing of our fixed charge coverage ratio (“FCCR”) in the first quarter of 2023 but otherwise met all of our other financial covenant requirements. We met all of our covenant requirements in each of the remaining quarters of 2023. In the past, when we failed to meet our minimum FCCR requirement in certain instances, our lender has either waived these instances of non-compliance or provided certain amendments to our FCCR requirements which enabled us to meet our quarterly FCCR requirements. Also, our lender has in the past waived our FCCR testing requirement in certain quarters. If we fail to meet any of our financial covenants going forward, including the minimum quarterly FCCR requirement, and our lender does not waive the non-compliance or revise our covenant requirement so that we are in compliance, our lender could accelerate the payment of our borrowings under our credit facility and terminate our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness and/or operate our business.

Inability to borrow under our credit facility could adversely affect our operations.

The maximum we can borrow under the revolving part of our credit facility is based on a percentage of the amount of our eligible receivables outstanding at any one time reduced by outstanding standby letters of credit and any borrowing reduction that our lender has or may impose from time to time. As of December 31, 2023, we had no borrowing under the revolving part of our credit facility and borrowing availability of up to an additional $10,622,000, which included our cash (deposited with our lender) and was based on our eligible receivables and was net of approximately $3,950,000 in outstanding standby letters of credit and a $750,000 indefinite reduction in borrowing availability that our lender imposed. A lack of positive operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, to refinance indebtedness, and borrow under our credit facility will depend on both our and our subsidiaries’ future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

If our financial and operating activities are limited, it could adversely affect our ability to incur additional debt to fund future needs.

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

We may be unable to utilize loss carryforwards in future.

We have approximately $19,450,000 and $72,859,000 in net operating loss carryforwards for federal and state income tax purposes, respectively and expires in various amounts starting in 2023 if not used against future federal and state income tax liabilities, respectively. All of our federal net operating loss carryforwards were generated after December 31, 2017 and thus do not expire. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years. Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

Risks Relating to our Common Stock

Issuance of substantial amounts of our common stock, par value $0.001 per share (the “Common Stock”) could depress our stock price or dilute the percentage ownership of our Common Stockholders.

Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2023, we had 13,646,559 shares of Common Stock outstanding. In addition, as of December 31, 2023, we had outstanding options to purchase 994,500 shares of our Common Stock at exercise prices ranging from $3.15 to $9.81 per share and an outstanding warrant to purchase 30,000 shares of our Common Stock at exercise price of $3.51 per share. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

The price of our Common Stock on the Nasdaq Capital Market constantly fluctuates. We expect that the market price of our Common Stock will continue to fluctuate. This may make it difficult for our stockholders to resell the Common Stock when a stockholder wants or at prices a stockholder finds attractive.

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

We may not be successful in winning new business mandates from our government, commercial or international customers.

We must be successful in winning mandates from our government, commercial and international customers to replace revenues from projects that we have completed or that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.

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

Systems failures, interruptions or breaches of security and other cybersecurity risks could have an adverse effect on our financial condition and results of operations.

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

Despite our implemented security measures and established policies, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures or failures on the part of our employees to follow our established security measures and policies. Information security risks have increased significantly. Our technologies, systems, and networks may become the target of cyber-attacks, computer viruses, malicious code, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information and the disruption of our business operations. A security breach could adversely impact our customer relationships, reputation and operations, result in violations of applicable privacy and other laws and/or financial loss to us or to our customers or to our employees, and similar litigation exposure. While we maintain a system of internal controls and procedures, any breach, attack, or failure as discussed above could have a material adverse impact on our business, financial condition, and results of operations or liquidity.

There is also an increasing attention on the importance of cybersecurity relating to infrastructure. This creates the potential for future developments in regulations relating to cybersecurity that may adversely impact us, our customers and how we offer our services to our customers.

Climate change could negatively impact the Company’s operations and financial condition.

Climate change may present both immediate and long-term risks to the Company and our customers and these risks may increase over time. Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to governmental regulatory requirements, legal technology, market and reputational changes from a transition to a low carbon economy). Climate change could have a material, adverse effect on environmental companies like ours that are involved in the treatment, disposal and other services related to hazardous waste, radioactive waste and/or mixed (waste that contain both hazardous and radioactive) waste by changing or restricting how we perform our services or what services we can perform or taking action that materially increases our costs to do business in order to regulate or reduce climate change.

We believe our proprietary technology is important to us.

We believe that it is important that we maintain our proprietary technologies. There can be no assurance that our steps to protect our proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties. Such misappropriation could adversely effect our operations and financial condition. Changes to current environmental laws and regulations also could limit the use of our proprietary technology.

Failure to maintain effective internal control over financial reporting or failure to remediate a material weakness in internal control over financial reporting could have a material adverse effect on our business, operating results, and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Commission, which require, among other things, management to assess annually the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our Common Stock could decline significantly, and our business, financial condition, and reputation could be harmed.

Delaware law, certain of our charter provisions, our stock option plans, outstanding warrants and our Preferred Stock may inhibit a change of control under circumstances that could give you an opportunity to realize a premium over prevailing market prices.

We are a Delaware corporation governed by the General Corporation Law of Delaware, an anti-takeover law. In general, Section 203 prohibits a Delaware public corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As a result of Section 203, potential acquirers may be discouraged from attempting to effect acquisition transactions with us, thereby possibly depriving our security holders of certain opportunities to sell, or otherwise dispose of, such securities at above-market prices pursuant to such transactions. Further, certain of our option plans provide for the immediate acceleration of, and removal of restrictions from, options and other awards under such plans upon a “change of control” (as defined in the respective plans). Such provisions may also have the result of discouraging acquisition of us.

At December 31, 2023, out of 30,000,000 shares of our Common Stock authorized, we had 13,646,559 shares of common stock outstanding and 7,642 shares of treasury stock. In addition, at December 31, 2023, we had outstanding options to purchase 994,500 shares of our common stock at exercise prices ranging from $3.15 to $9.81 per share, and an outstanding warrant to purchase 30,000 shares of our Common Stock at an exercise price of $3.51 per share. Assuming the issuance of the Common Stock underlying such options and warrant, at December 31, 2023, we had available for future issuance 15,321,299 shares of authorized and unissued Common Stock, and 2,000,000 shares of our preferred stock. Future sales of authorized and unissued shares could be used by our management to make it more difficult for, and thereby discourage, an attempt to acquire control of us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company recognizes the importance of identifying, assessing, and managing risks associated with cybersecurity threats. The Company’s cybersecurity program utilizes components of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Key components of our cybersecurity program include governance, risk management, access and authentication controls, change management, audit and assessment, awareness and training, contingency planning, recovery, media handling, incident response, personnel and physical security, and communication integrity.

Our program is embedded into Information Technology (“IT”) and Information System (“IS”) operations across the business with a focus on awareness, transparency, minimizing business impacts, and reducing enterprise risk, including strategic, compliance, legal and financial risk. The Company has policies and procedures in place to ensure compliance with its cybersecurity program and cybersecurity controls. Our program relies on a philosophy of continuous improvement by using periodic self-assessments, 3rd party assessments, and customer/agency audits to determine cyber control presence, applicability, and effectiveness. Our program is customized with additional controls that address financial systems risk, nuclear quality assurance, Sarbanes Oxley, European Union cyber and data protection requirements, and supply chain risks.

Our risk management process addresses confidentiality, availability, and integrity and includes evaluating information systems specific threats, vulnerabilities, likelihood, and potential impact. Impact thresholds, which are reviewed and approved by the Board of Directors (the “Board”) and senior management, are used to define incident escalation paths from IT operations to management, the Audit Committee and the Board. This process is used to identify, manage, and communicate material risks to the business. Additional cyber incident reporting requirements are in place to comply with customers and regulatory agency requirements.

Automated threat and vulnerability management systems are in place and updated per industry standards and best practices. Our IT team further manages risk by evaluating external providers of threat, vulnerability, and risk mitigation information. This information is used to proactively implement new methods or controls for reducing risk associated with a particular emerging threat or vulnerability.

The Company’s cybersecurity program is managed by the Vice President (“VP”) of IS, who has been employed by the Company for 20 years and has over 35 years of total experience in information systems. The VP of IS has an extensive career in software development and infrastructure management including working with Fortune 500 companies in his prior positions. The VP of information system is a participant in the overall Company strategic process and has aligned the program to best service the strategic objectives of the business.

Cybersecurity Governance

The Company’s Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats. Our senior management is responsible for the day-to-day management of the material risks we face. Our VP Of Information System is scheduled to report to the CFO on a weekly basis and the Audit Committee on a quarterly basis on cybersecurity matters to include updates on cybersecurity threat management, strategy processes, system updates and cybersecurity risks activities, including but not limited to any recent cybersecurity incidents and related responses. Our Board is also engaged in discussion with senior management and the Audit Committee at least on a quarterly basis on cybersecurity matters to discuss any updates to our cybersecurity risk management and strategy program. Each member of our Board has a working knowledge and/or experience with cybersecurity, IT strategy and IT risk assessment.

In the past 2 years, the Company does not believe that it has experienced any material cybersecurity incidents, nor any material costs related to immaterial cyber incidents. Although we have a comprehensive process for the prevention of material cybersecurity incidents as discussed, we cannot provide assurance that our results of operations and financial condition and business strategy will not be materially impacted from cybersecurity risks in the future. For more information on our cybersecurity related risk and potential effects on the Company of a material cybersecurity breach, see under “General Risk Factors” in “Item 1A. Risk Factors”

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

The Company currently leases properties in the following locations for operations and administrative functions within our Treatment and Services Segments, including our corporate office and Business Center:

Square Footage (SF)/
Location	Acreage (AC)	Expiration of Lease
Oak Ridge, TN (Business Center)	16,319 SF	April 30, 2026
Oak Ridge, TN (Services)	5,000 SF	September 30, 2024
Blaydon On Tyne, England (Services)	1,000 SF	Monthly
New Brighton, PA (Services)	3,558 SF	June 30, 2024
Newport, KY (Services)	1,566 SF	Monthly
Atlanta, GA (Corporate)	6,499 SF	July 31, 2024
Oak Ridge, TN (Treatment)	8.7 AC, including 17,400 SF	September 30, 2028

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

See “Part II – Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Commitments and Contingencies – Legal Matters” for a discussion of our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “PESI.” The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

		2023		2022
		Low	High	Low	High
Common Stock	1st Quarter	$3.56	$12.00	$4.89	$6.52
	2nd Quarter	7.52	12.60	4.91	6.09
	3rd Quarter	8.73	13.87	4.26	5.93
	4th Quarter	6.50	10.72	3.20	4.57

At February 12, 2024, there were approximately 121 stockholders of record of our Common Stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers, and other nominees.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Loan Agreement dated May 8, 2020, as amended, prohibits us from paying any cash dividends on our Common Stock without prior approval from our lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during the first three quarters of 2023. On December 12, 2023, the Company issued 30,000 shares of its Common Stock resulting from the exercise of a Warrant for the purchase of up to 30,000 shares of the Company’s Common Stock at an exercise price of $3.51 per share, resulting in proceeds received by the Company of approximately $105,000. See “Warrant” in “Note 6 - Capital Stock, Stock Plans, Warrants, and Stock Based Compensation” in “Part II, Item 8, Financial Statements and Supplementary Data” for further discussion of this warrant exercise.

There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2023.

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

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis is based, among other things, our audited consolidated financial statements and includes our accounts and the accounts of our wholly-owned subsidiaries. Our 2022 consolidated financial statements also included the accounts of a variable interest entity (“VIE”) for which we were the primary beneficiary. During the fourth quarter of 2022, project work under this VIE was completed.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report.

Overview

We experienced significant improvement in our 2023 financial results as the lingering effects of COVID-19 began to subside starting in the early part of 2022. Our Treatment Segment continued to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the impact of COVID-19. Within our Services Segment, certain projects which were delayed/curtailed in first part of 2022 due, in part, from the lingering effects of the COVID-19, achieved full operational status and improved productivity in 2023 which positively impacted revenue. Revenue from both of our Segments were also positively impacted from contracts won in 2023 as procurement and planning on behalf of our government clients continued to progress as the lingering effects of COVID-19 pandemic subsided.

Revenue increased by $19,136,000 or 27.1% to $89,735,000 for the twelve-months ended December 31, 2023, from $70,599,000 for the corresponding period of 2022. We saw increases in both Segments where Treatment Segment revenue increased by $10,119,000 or 30.3% to $43,477,000 from $33,358,000 and Services Segment revenue increased by $9,017,000 or 24.2% to $46,258,000 from $37,241,000. The increase in revenue in the Treatment Segment was primarily due to overall higher waste volume which was offset by lower averaged price from waste mix. The increase in revenue in the Services Segment was primarily due to achievement of full operational status and improved productivity on certain projects which had been delayed/curtailed in 2022 due, in part, from the lingering effects of the COVID-19 pandemic. Total gross profit for 2023 increased $6,760,000 or 70.4% due to increased revenue. Selling, General, and Administrative (“SG&A”) expenses increased $323,000 or 2.2% for the twelve-months ended December 31, 2023, as compared to the corresponding period of 2022.

In March 2023, we received the Employee Retention Credit (“ERC”) of $1,975,000 that we applied for during the third quarter of 2022 as permitted under the Coronavirus Aid, Relief and Economic Securities Act, as amended (the “CARES Act”). In addition to the $1,975,000, we also received approximately $60,000 in interest (recorded within “Interest Income” on our Consolidated Statements of Operations).

We believe we have sufficient liquidity on hand to continue business operations during the next twelve months. See a discussion of our liquidity overview within this MD&A – “Liquidity and Capital Resources.”

Heading into 2024, we expect to see overall continue steady improvements in waste receipts and increases in project work from certain existing contracts, contracts won in 2023, and bids submitted in both segments that are awaiting awards. However, due to our operations which is subject to seasonal factor, we generally experience lower revenue in the first quarter due to overall reduced activities by our customers from the usual slowdown in operations due, in part, from returning from the holiday periods and poorer weather conditions. Additionally, due to Congress’s inability to timely approve FY 2024 budget and the extension of the continuing resolution, certain of our government related customers have informed us that waste shipments will likely be delayed. Although we expect to see overall improvements in revenue in 2024 as disclosed above, if Congress is unable to enact the full FY 2024 appropriation bills or further extend the continuing resolutions to fund government spending by the late March deadline, the U.S. government will enter into a partial shutdown. The full impact of any additional continued resolution beyond March or a partial government shutdown is uncertain. If a partial government shutdown were to occur and were to continue an extended period, our financial results of operations could be negatively impacted by delays in procurement actions, waste shipments and project delays on newly awarded projects.

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to governmental clients, primarily as subcontractors for others who are prime contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, the economic conditions and the manner in which the applicable government will be required to spend funding to remediate various sites and a potential partial government shutdown. In addition, our governmental contracts and subcontracts relating to activities at governmental sites in the United States are generally subject to termination for convenience at any time at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, and cash flows.

We are continually reviewing methods to raise additional capital to supplement our liquidity requirements, when needed, and reducing our operating costs. We continue to aggressively bid on various contracts, including potential contracts within the international markets. On December 18, 2023, the JV where we and Campoverde Srl (“JV partner”) each owns 50% of the partnership, was awarded a multi-year contract valued up to approximately EUR 50 million by the European Commission (the “Contracting Authority”) for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy. Work under this JV has not started as of December 31, 2023. The scope of work to be performed in the initial phases of this contract will be performed predominately by our JV partner. Revenue generated by us under the initial phases will be limited to project management support through 2025. We expect to generate an increase in revenue under this contract starting in 2026 when the waste treatment phases begin. The Contracting Authority may terminate the contract under certain conditions as set forth in the contract. Once activities commence under this JV, we will consolidate the operations of this JV into our financial statements.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment Segment and Services Segment.

Summary - Years Ended December 31, 2023 and 2022

Below are the results of continuing operations for years ended December 31, 2023, and 2022 (amounts in thousands):

(Consolidated)	2023	%	2022	%
Net revenues	$89,735	100.0	$70,599	100.0
Cost of goods sold	73,366	81.8	60,990	86.4
Gross profit	16,369	18.2	9,609	13.6
Selling, general and administrative	14,975	16.7	14,652	20.8
Research and development	561	.6	336	.4
Loss on disposal of property and equipment	77	.1	18	—
Income (loss) from operations	756	.8	(5,397)	(7.6)
Interest income	606	.7	99	.1
Interest expense	(323)	(.4)	(175)	(.3)
Interest expense – financing fees	(93)	(.1)	(61)	(.1)
Other (expense) income	(11)	—	1,945	2.8
Income (loss) from continuing operations before taxes	935	1.0	(3,589)	(5.1)
Income tax expense (benefit)	17	—	(378)	(.6)
Income (loss) from continuing operations	$918	1.0	$(3,211)	(4.5)

Revenue

Consolidated revenues increased $19,136,000 for the year ended December 31, 2023, compared to the year ended December 31, 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change	% Change
Treatment
Government waste	$29,506	32.9	$21,946	31.1	$7,560	34.4
Hazardous/non-hazardous (1)	6,260	7.0	5,062	7.1	1,198	23.7
Other nuclear waste	7,711	8.6	6,350	9.0	1,361	21.4
Total	43,477	48.5	33,358	47.2	10,119	30.3

Services
Nuclear	43,121	48.0	35,952	50.9	7,169	19.9
Technical	3,137	3.5	1,289	1.9	1,848	143.4
Total	46,258	51.5	37,241	52.8	9,017	24.2

Total	$89,735	100.0	$70,599	100.0	$19,136	27.1

1) Includes wastes generated by government clients of $2,943,000 and $2,380,000 for the twelve months ended December 31, 2023, and 2022, respectively.

Treatment Segment revenue increased by $10,119,000 or 30.3% for the twelve-months ended December 31, 2023 over the same period in 2022. The overall increase was primarily due to higher waste volume offset by lower averaged price from waste mix. As previously disclosed, starting in the latter part of the second quarter of 2022, our Treatment Segment began to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the lingering effects of COVID-19. Services Segment revenue increased by approximately $9,017,000 or 24.2%. primarily due to achievement of full operational status and improved productivity on certain projects which had been delayed/curtailed in the early part of 2022 due, in part, from the lingering effects of the COVID-19 pandemic. Our Services Segment revenues are project-based; as such, the scope, duration, and completion of each project vary. As a result, our Services Segment revenues are subject to differences relating to timing and project value. Revenues from both of our segments were also positively impacted from contracts won in 2023.

Cost of Goods Sold

Cost of goods sold increased $12,376,000 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Treatment	$36,601	84.2	$28,115	84.3	$8,486
Services	36,765	79.5	32,875	88.3	$3,890
Total	$73,366	81.8	$60,990	86.4	$12,376

Cost of goods sold for the Treatment Segment increased by approximately $8,486,000 or 30.2%. Treatment Segment’s variable costs increased by approximately $6,189,000 primarily due to higher material and supplies, disposal, lab, outside services costs and higher employee incentives. Treatment Segment’s overall fixed costs were higher by approximately $2,297,000 resulting from the following: salaries and payroll related expenses were higher by approximately $1,483,000 due to higher headcount; depreciation expenses were higher by approximately $393,000 due to depreciation for asset retirement obligations in connection with our EWOC facility; general expenses were higher by approximately $279,000 primarily due to higher utility costs; maintenance costs were higher by approximately $235,000; travel expenses were higher by approximately $90,000; and regulatory expenses were lower by approximately $183,000. Services Segment cost of goods sold increased $3,890,000 or 11.8% due to higher revenue. The overall increase in cost of goods sold was primarily due to the following: aggregated higher salaries/payroll related, outside services, and travel costs totaling approximately $4,356,000; higher depreciation expenses of $63,000; lower material and supplies, lab, regulatory and disposal expenses totaling approximately $444,000; and lower general expenses by approximately $85,000 in various categories. Included within cost of goods sold is depreciation and amortization expense of $2,484,000 and $2,027,000 for the twelve months ended December 31, 2022, and 2021, respectively.

Gross Profit

Gross profit for the year ended December 31, 2023, was $6,760,000 higher than 2022 as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Treatment	$6,876	15.8	$5,243	15.7	$1,633
Services	9,493	20.5	4,366	11.7	$5,127
Total	$16,369	18.2	$9,609	13.6	$6,760

Treatment Segment gross profit increased by $1,633,000 or 31.1% primarily due to higher revenue as discussed previously. Despite the slight increase in gross margin, Treatment Segment gross margin was negatively impacted by higher variable costs from waste mix and the impact of overall increase in fixed costs. Services Segment gross profit increased by $5,127,000 or 117.4% and gross margin increased from 11.7% to 20.5% primarily due to higher revenue and improved margin projects. Our overall Services Segment gross margin is impacted by our current projects which are competitively bid and therefore have varying margin structures.

SG&A

SG&A expenses increased $323,000 for the year ended December 31, 2023, as compared to the corresponding period for 2022 as follows:

(In thousands)	2023	% Revenue	2022	% Revenue	Change
Administrative	$7,230	-	$6,882	-	$348
Treatment	4,249	9.8	4,419	13.2	(170)
Services	3,496	7.6	3,351	9.0	145
Total	$14,975	16.7	$14,652	20.8	$323

Administrative SG&A expenses were higher primarily due to the following: payroll-related expenses were higher by approximately $660,000 primarily due to higher accrued employee incentives (including our management incentive plans (“MIPs”)) and higher 401(k) matching expenses as payroll expenses in 2022 included more forfeitures of 401(k) plan matching funds contributed by us for former employees who failed to meet the 401(k) plan vesting requirements; outside services expenses were lower by approximately $256,000 as a result of fewer audit/consulting matters; and general expenses were lower by approximately $56,000 in various categories. Treatment Segment SG&A expenses were lower primarily due to the following: outside services expenses were lower by approximately $110,000 due to fewer consulting matters; salaries and payroll related expenses were lower by approximately $212,000; travel expenses were lower by approximately $24,000; and general expenses were higher by approximately $176,000 in various categories. The increase in SG&A expenses within our Services Segment was primarily due to the following: salaries/payroll-related expenses were higher by approximately $92,000 due to more administrative support functions required as the result of higher revenue; travel expenses were higher by approximately $43,000; credit losses on accounts receivable were higher by approximately $59,000, as in the first quarter of 2022 our Services Segment collected on certain accounts that were previously deemed to be uncollectible; outside services expenses were lower by approximately $41,000 due to fewer consulting matters; and general expenses were lower slightly by $8,000. Included in SG&A expenses is depreciation and amortization expense of $84,000 and $82,000 for the twelve months ended December 31, 2023 and 2022, respectively.

Interest Income

Interest income increased by approximately $507,000 for the twelve-months ended December 31, 2023, respectively, as compared to the corresponding period of 2022 primarily due to higher interest earned from the finite risk sinking fund. Interest income for 2023 also included approximately $60,000 received in March 2023 under the ERC program under the CARES Act.

Interest Expense

Interest expense increased by approximately $148,000 for the twelve-months ended December 31, 2023, as compared to the corresponding period of 2022 due to interest incurred on the new $2,500,000 term loan dated July 31, 2023, under our credit facility. Interest expense was also higher in 2023 from higher interest rate on our term loan dated May 8, 2020, which was offset by the declining term loan balance. Additionally, the increase in interest expense in 2023 was also the result of interest incurred from advances made in May of 2022 from the capital line under our credit facility.

Income Taxes

We had income tax expense of $17,000 and income tax benefit of $378,000 for continuing operations for the twelve-months ended December 31, 2023 and 2022, respectively. Our effective tax rates were approximately 1.8% and 10.5% for the twelve- month ended December 31, 2023 and 2022, respectively. Our effective tax rates for the twelve-months ended December 31, 2023, and 2022 were impacted by non-deductible expenses and state taxes.

Backlog

Our Treatment Segment maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2023, our Treatment Segment had a backlog of approximately $8,702,000, as compared to approximately $9,156,000 as of December 31, 2022. Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarters.

Discontinued Operations and Environmental Contingencies

Our discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

Our discontinued operations had no revenue for the twelve-months ended December 31, 2023 and 2022. We incurred net losses of $433,000 (net of tax benefit of $117,000) and $605,000 (net of tax benefit of $199,000) for our discontinued operations for the twelve-months ended December 31, 2023, and 2022, respectively. In 2022, we incurred additional costs in connection with management of administrative and regulatory matters related to our remediation projects. We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water.

Liquidity and Capital Resources

Our cash flow requirements during the twelve-months ended December 31, 2023, were primarily financed by our operations, cash on hand (which included the ERC, along with interest, that we received in March 2023 and proceeds from a new term loan dated July 31, 2023, in the amount of $2,500,000 provided to us under an amendment to our existing credit facility), and credit facility availability. Our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. We plan to fund these requirements from our operations, credit facility availability, cash on hand and collections of unpaid receivables (See “Known Trends and Uncertainties – Perma-Fix Canada, Inc. (“PF Canada”)” for a discussion of unpaid receivables due to our Perma-Fix Canada, Inc. subsidiary from a certain customer in which a settlement agreement has been reached, subject to meeting certain conditions/terms precedent and a partial payment received in January 2024). Our ability to utilize our credit facility from our lender is subject to meeting our quarterly financial covenant requirements, among other things. We continue to explore all sources of increasing our capital and/or liquidity and to improve our revenue and working capital, including, but not limited to entering into equity transactions. There are no assurances that we will be successful in increasing our liquidity through our efforts. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. As of December 31, 2023, our borrowing availability under our revolving part of our credit facility was approximately $10,622,000, which included our cash (deposited with our lender) and was based on our eligible receivables and was net of approximately $3,950,000 in outstanding standby letters of credit and a $750,000 indefinite reduction in borrowing availability that our lender imposed pursuant to the July 31, 2023 amendment of our Loan Agreement. We believe that our cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months.

The following table reflects the cash flow activity for the year ended December 31, 2023, and the corresponding period of 2022:

(In thousands)	2023	2022
Cash provided by operating activities of continuing operations	$6,745	$164
Cash used in operating activities of discontinued operations	(597)	(717)
Cash used in investing activities of continuing operations	(1,714)	(997)
Cash provided by (used in) financing activities of continuing operations	1,696	(921)
Effect of exchange rate changes on cash	8	(4)
Increase (decrease) in cash and finite risk sinking fund (restricted cash)	$6,138	$(2,475)

As of December 31, 2023, we were in a positive cash position with no revolving credit balance. As of December 31, 2023, we had cash on hand of approximately $7,500,000.

Operating Activities

Accounts receivable, net of credit losses, totaled $9,722,000 as of December 31, 2023, an increase of $358,000 from the December 31, 2022, balance of $9,364,000. The increase was attributed to increased revenue, timing of invoicing, and our accounts receivable collection. Our contracts with our customers are subject to various payment terms and conditions. Our accounts receivable at December 31, 2023, included invoices for work performed for a certain Canadian project that remained outstanding which a settlement agreement has been reached, subject to meeting certain conditions/terms precedent (See discussion under “Known Trends and Uncertainties - Perma-Fix Canada Inc. (“PF Canada”)” below for a discussion of the accounts receivable and a partial payment made by the customer on January 22, 2024).

Prepaid and other assets totaled $3,738,000 as of December 31, 2023, a decrease of $1,667,000 from the December 31, 2022, balance of $5,405,000. The decrease was primarily due to receipt of the ERC of $1,975,000 in March 2023 that we applied for during the third quarter of 2022.

Accounts payable totaled $9,582,000 as of December 31, 2023, a decrease of $743,000 from the December 31, 2022, balance of $10,325,000. Our accounts payable are impacted by the timing of payments as we are continually managing payment terms with our vendors to maximize our cash position throughout our segments.

Accrued expenses totaled $6,560,000 as of December 31, 2023, an increase of $1,967,000 from the December 31, 2022, balance of $4,593,000. The increase was primarily due to higher employee incentive and commission accruals totaling approximately $1,346,000. Our employee incentive accruals included an aggregate of approximately $750,000 recorded under our 2023 Management Incentive Plans (“MIPs”) for our executives.

We had working capital of $4,613,000 (which included working capital of our discontinued operations) as of December 31, 2023, as compared to working capital of $818,000 as of December 31, 2022. The improvement in our working capital was primarily due to increases in our cash and unbilled receivables from improved operations. In 2023, our cash was also increased from the receipt of the ERC in March 2023 and the additional Term Loan 2 dated July 31, 2023, that we entered into with our lender under our Loan Agreement (see a discussion of the Term Loan 2 below under “Financing Activities). The overall improvement in our working capital was offset by the increases in our accrued expenses and deferred revenues.

See discussion of a multi-year contract valued up to approximately EUR 50 million awarded to us and our JV partner by the European Commission on December 18, 2023, for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy under “Business Environment” within this MD&A.

Investing Activities

During 2023, our purchases of capital equipment totaled approximately $2,498,000, of which $784,000 was subject to financing, with the remaining funded from cash from operations and our credit facility. We have budgeted approximately $2,000,000 for 2024 capital expenditures primarily for our Treatment and Services Segments to maintain operations and regulatory compliance requirements and support revenue growth. Certain of these budgeted projects may either be delayed until later years or deferred altogether. We plan to fund our capital expenditures from cash from operations, collections of unpaid receivables, borrowing availability under our credit facility and/or financing. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

During March 2022, we signed a non-binding joint venture term sheet addressing plans to partner with Springfields Fuels Limited (“SFL”), an affiliate of Westinghouse Electric Company LLC, to develop and manage a nuclear waste-materials treatment facility (the “Facility”) in the United Kingdom. The Facility is for the purpose of expanding the partners’ waste treatment capabilities for the European nuclear market. It is expected that upon finalization of a partnership agreement, SFL will have an ownership interest of fifty-five (55) percent and our interest will be forty-five (45) percent. The finalization, form and capitalization of this unpopulated partnership is subject to numerous conditions, including but not limited to, completion and execution of a definitive agreement and facility design, granting of required regulatory, lender or permitting approvals and updated cost and profitability analysis based on current and forecast future economic conditions. Upon finalization of this venture, we will be required to make an investment in this venture. The amount of our investment, the period of which it is to be made and the method of funding are to be determined.

Financing Activities

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC” and “lender”), acting as agent and lender. The Loan Agreement, as amended (including the two amendments that we entered into with our lender in 2023 described below), provides us with the following credit facility with a maturity date of May 15, 2027: (a) up to $12,500,000 revolving credit (“revolving credit”), with the maximum that we can borrow under the revolving credit based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time; (b) a term loan (“Term Loan 1”) dated May 8, 2020, of approximately $1,742,000, requiring monthly installments of $35,547; (c) a term loan (“Term Loan 2”) of $2,500,000 dated July 31, 2023, requiring monthly installments of $41,667; and (d) a capital expenditure line (“Capital Line”) of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”), with interest only payable on advances during the Borrowing Period. Amounts advanced under the Capital Line at the end of the Borrowing Period totaled approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest, commencing June 1, 2022.

On March 21, 2023, we entered into an amendment to our Loan Agreement, as amended, with our lender which provided, among other things, the following:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) testing requirement for the fourth quarter of 2022 and removed the FCCR testing requirement for the first quarter of 2023;

●	reduced the maximum revolving credit line under the credit facility from $18,000,000 to $12,500,000;

●	reinstated the quarterly FCCR testing requirement starting in the second quarter of 2023 using a trailing twelve-months period (with no change to the minimum 1.15:1 ratio requirement for each quarter); and

●	required maintenance of a minimum of $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended June 30, 2023 has been met and certified to the lender (we met our FCCR requirement in the second quarter of 2023 which was certified to our lender and therefore, this requirement is no longer applicable under our Loan Agreement, as amended).

In connection with the March 2023 amendment, we paid our lender a fee of $25,000 which is being amortized over the remaining term of the Loan Agreement, as amended, as interest expense-financing fees.

On July 31, 2023, we entered into a further amendment of the Loan Agreement, as amended, with our lender which provided, among other things, the following:

●	extended the maturity date of the Loan Agreement, as amended, to May 15, 2027, from May 15, 2024;

●	an additional term loan (“Term Loan 2”) to us in the amount of $2,500,000, requiring monthly installments of approximately $41,667. The annual rate of interest due on Term Loan 2 is at prime (8.50% at December 31, 2023) plus 3.00% or Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement, as amended) plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by us. A SOFR Adjustment rate of 0.10% and 0.15% is applicable for a one-month interest period and three-month period, respectively, that may be selected by us;

●	removed the minimum Tangible Adjusted Net Worth (as defined in the Loan Agreement, as amended) covenant requirement;

●	placed an indefinite reduction in borrowing availability of $750,000; and

●	allows for up to $2,500,000 in capital expenditure made in fiscal year 2023 and thereafter to be treated as financed capital expenditure in the Company’s quarterly FCCR covenant calculation requirement.

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

Pursuant to the Loan Agreement, as amended, the annual rate of interest due on the revolving credit is at prime plus 2% or SOFR plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by us. The annual rate of interest due on Term Loan 1 and the Capital line is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by us. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by us. See payment of annual rate of interest due on Term Loan 2 under the amendment dated July 31, 2023, as discussed above.

Our credit facility under our Loan Agreement, as amended, contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by our lender, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. We were not required to perform testing of the FCCR requirement in the first quarter of 2023 pursuant to the March 21, 2023, amendment as discussed above. We otherwise met all of our other financial covenant requirements. We met all of our covenant requirements in each of the second to fourth quarters of 2023 and we expect to meet our covenant requirements in the next twelve months.

On May 19, 2023, we filed a shelf registration statement on Form S-3 with the U.S Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on June 1, 2023. The shelf registration statement gives us the ability to sell up to 2,500,000 shares of our Common Stock from time to time and through one or more methods of distribution, subject to market conditions and our capital needs at that time. The terms of any offering under the registration statement will be established at the time of the offering and be set forth in an accompanying prospectus or prospectus supplement relating to the offering. At this time, we do not have any immediate plans or current commitments to issue shares under the registration statement. This is not an offer to sell or a solicitation of an offer to buy, nor shall there be a sale of securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At December 31, 2023, the total amount of standby letters of credit outstanding totaled approximately $3,950,000 and the total amount of bonds outstanding totaled approximately $36,674,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through American International Group, Inc. (“AIG”). At December 31, 2023, the closure and post-closure requirements for these facilities were approximately $22,461,000.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based upon the selection and application of US GAAP, which may require us to make estimates, judgments and assumptions that affect amounts reported in our financial statements and accompanying notes. The accounting policies below are those we believe affect the more significant estimates and judgments used in preparation of our financial statements. Our other accounting policies are described in the accompanying notes to our consolidated financial statements of this Form 10-K (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies”):

Revenues. Our revenues are generated from our two segments, Treatment and Services. Certain contracts within our Services Segment are generated from long-term fixed price contracts. Under fixed price contracts, the objective of the project is not attained unless all scope items within the contract are completed and all of the services promised within fixed fee contracts constitute a single performance obligation. Transaction price is estimated based upon the estimated cost to complete the overall project. Revenue from fixed price contracts is recognized over time primarily using the input method. For the input method, revenue is recognized based on costs incurred on the project relative to the total estimated costs of the project.

Our contracts generally do not give rise to variable consideration. However, from time to time, we may submit requests for equitable adjustments under certain of our government contracts for price or other modifications that are determined to be variable consideration. We estimate the amount of variable consideration to include in the estimated transaction price based on historical experience with government contracts, anticipated performance and management’s best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are re-assessed each reporting period as required.

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

Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2023, and 2022 resulted in no impairment charges.

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

Recent Accounting Pronouncements

See “Item 8 – Financial Statements and Supplementary Data” – Notes to Consolidated Financial Statements” – Note 2 – Summary of Significant Accounting Policies” for the recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Economic Conditions. Our business continues to be heavily dependent on services that we provide to governmental clients (domestic), primarily as subcontractors for others who are prime contractors to government authorities (particularly the DOE and DOD) or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including without limitation, the economic conditions and the manner in which the government entity will be required to spend funding to remediate various sites. In addition, our U.S. governmental contracts and subcontracts relating to activities at governmental sites are generally subject to termination for convenience at any time at the option of the government. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We performed services relating to waste generated by government clients (domestic), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $70,642,000, or 78.7%, of our total revenue during 2023, as compared to $59,658,000, or 84.5%, of our total revenue during 2022.

See discussion of a multi-year contract valued up to approximately EUR 50 million awarded to us and our JV partner by the European Commission on December 18, 2023, for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy under “Business Environment” within this MD&A.

Our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year.

Perma-Fix Canada Inc. (“PF Canada”). During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from Canadian Nuclear Laboratories, LTD. (“CNL”) on a Task Order Agreement (“TOA”) that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of December 31, 2023, PF Canada has approximately $2,389,000 in unpaid receivables due from CNL as a result of work performed under the TOA. CNL and PF Canada have reached a settlement agreement on payment of the receivables to PF Canada by CNL, subject to certain conditions/terms precedents being met, including release of certain liens. On January 22, 2024, we received a partial payment of approximately $741,000 from CNL, with the remaining receivables to be paid by CNL upon completion of the settlement conditions/terms, which we believe should occur during 2024.

Potential Partnership with Springfields Fuels Limited. As discussed above, we have signed a non-binding term sheet addressing plans to partner with Springfields Fuels Limited, an affiliate of Westinghouse Electric Company LLC, to develop and manage a nuclear waste-materials treatment facility in the United Kingdom. See “Liquidity and Capital Resources – Investing Activities” of this MD&A for a discussion of this transaction.

Inflation and Supply Chain. Our financial results have been negatively impacted by various macroeconomic factors, including the effects of inflation, supply chain issues, labor shortages, and higher interest rates, due, in part, to the impact of COVID-19 (which has mostly subsided). Continued increases in any of our operating costs, including utility, transportation, wage rates, and supply costs, may further increase our overall cost of goods sold or operating expenses. We may attempt to increase our service and treatment prices in order to maintain satisfactory margin from the effect of these factors as discussed above; however, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our services that we provide to our customers and therefore reduce our profitability.

Related Party Transactions

See a discussion of our related party transactions in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidate Financial Statements – Note 16 – Related Party Transactions.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for smaller reporting companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking Statements

Certain statements contained within this report may be deemed “forward-looking statements” within the meaning of the “Private Securities Litigation Reform Act of 1995”. All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “will,” and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

●	demand for our services;

●	partial U.S. government shutdown or additional continued resolution;

●	delay waste shipment by government related customers;

●	reductions in the level of government funding in future years;

●	reducing operating costs and non-essential expenditures;

●	ability to meet loan agreement quarterly covenant requirements;

●	cash flow requirements;

●	receipt of remaining Canadian receivable upon completion of conditions/terms of the settlement agreement in 2024;

●	sufficient liquidity to fund operations for the next twelve months;

●	revenue under the Italian project;

●	future results of operations and liquidity;

●	effect of macroeconomic concerns, such as inflation and higher interest rates, on our business;

●	manner in which the applicable government will be required to spend funding to remediate various sites;

●	finalization of non-binding partnership agreement with Springfields Fuels Limited;

●	successful on international bids;

●	continued increases in operating costs;

●	funding of capital expenditures from cash from operations, collections of unpaid receivables, borrowing availability under our credit facility and/or financing;

●	steady improvement in waste shipments and work under projects in 2024;

●	funding of remediation expenditures for sites from funds generated internally;

●	compliance with environmental regulations;

●	potential effect of being a PRP;

●	potential violations of environmental laws and attendant remediation at our facilities; and

●	our ability to effect increases in the prices of the services we offer.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions;

●	contract bids, including international markets;

●	material reduction in revenues;

●	inability to meet PNC covenant requirements;

●	inability to collect in a timely manner a material amount of receivables;

●	increased competitive pressures;

●	inability to maintain and obtain required permits and approvals to conduct operations;

●	inability to develop new and existing technologies in the conduct of operations;

●	inability to maintain and obtain closure and operating insurance requirements;

●	inability to retain or renew certain required permits;

●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

●	delays at our third-party disposal site can extend collection of our receivables greater than twelve months;

●	refusal of third-party disposal sites to accept our waste;

●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;

●	requirements to obtain permits for TSD activities or licensing requirements to handle low level radioactive materials are limited or lessened;

●	management retention and development;

●	financial valuation of intangible assets is substantially more/less than expected;

●	the need to use internally generated funds for purposes not presently anticipated;

●	inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;

●	failure of joint venture partner to perform its requirements in connection with the Italian project;

●	failure to approve 2024 budget by the U.S. government;

●	partial government shutdown;

●	Changes in the scope of work relating to existing contracts;

●	occurrence of an event similar to COVID-19 having adverse effects on the U.S. and world economics;

●	renegotiation of contracts involving government agencies;

●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;

●	inability to raise capital on commercially reasonable terms;

●	inability to increase profitable revenue;

●	economic uncertainties;

●	new governmental regulations; and

●	risk factors contained in Item 1A of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules

In accordance with the rules of Regulation S-X, schedules are not submitted because they are not applicable to or required by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Fix Environmental Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets

As described further in Note 13 to the financial statements, deferred tax assets are reduced by a valuation allowance if, based on the evaluation of positive and negative evidence, in management’s judgement it is more likely than not that some portion or all, of the deferred tax assets will not be realized. During the year ended December 31, 2023, management concluded that sufficient positive evidence exists to ensure the realizability of the net deferred tax assets that are recorded on the balance sheet.

The principal consideration for our determination that the realizability of the net deferred tax assets is a critical audit matter is that the projected financial information related to the profitability of the Company, which is primarily reliant on the ability to predict future revenue, subject to significant management judgement in determining whether the net deferred tax assets are more likely than not to be realized in the future. This, in turn, led to a high degree of auditor judgement and effort in performing procedures and evaluating audit evidence related to management’s assessment of the realization of the net deferred tax assets.

Our audit procedures related to the realizability of the net deferred tax assets included the following, among others.

●	We evaluated the positive and negative evidence available to support management’s assessment of the realizability of the net deferred tax assets
●	We tested the completeness and accuracy of the underlying data used in management’s assessment
●	We evaluated the prospective financial information related to future profitability including consideration of:

○	The current and past performance of the Company
○	The consistency with external market and industry data
○	The consistency with evidence obtained in other areas of the audit

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia
March 13, 2024

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Amounts in Thousands, Except for Share and Per Share Amounts)	2023	2022

ASSETS
Current assets:
Cash	$7,500	$1,866
Accounts receivable, net of allowance for credit losses of $30 and $57, respectively	9,722	9,364
Unbilled receivables	8,432	6,062
Inventories	1,155	814
Prepaid and other assets	3,738	5,405
Current assets related to discontinued operations	13	15
Total current assets	30,560	23,526

Property and equipment:
Buildings and land	24,311	24,021
Equipment	22,809	21,242
Vehicles	434	442
Leasehold improvements	8	23
Office furniture and equipment	1,130	1,299
Construction-in-progress	1,010	727
Total property and equipment	49,702	47,754
Less accumulated depreciation	(30,693)	(28,797)
Net property and equipment	19,009	18,957

Property and equipment related to discontinued operations	81	81

Operating lease right-of-use assets	1,990	1,971

Intangibles and other long term assets:
Permits	9,905	9,610
Other intangible assets - net	461	629
Finite risk sinking fund (restricted cash)	12,074	11,570
Deferred tax assets	4,299	4,116
Other assets	370	438
Total assets	$78,749	$70,898

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2023	2022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,582	$10,325
Accrued expenses	6,560	4,593
Disposal/transportation accrual	1,198	887
Deferred revenue	6,815	4,813
Accrued closure costs - current	79	682
Current portion of long - term debt	773	476
Current portion of operating lease liabilities	380	416
Current portion of finance lease liabilities	291	154
Current liabilities related to discontinued operations	269	362
Total current liabilities	25,947	22,708

Accrued closure costs	8,051	7,284
Long-term debt, less current portion	1,975	563
Long-term operating lease liabilities, less current portion	1,670	1,584
Long-term finance lease liabilities, less current portion	776	318
Long-term liabilities related to discontinued operations	953	908
Total long-term liabilities	13,425	10,657

Total liabilities	39,372	33,365

Commitments and Contingencies (Note 14 )

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized;
13,654,201 and 13,332,398 shares issued, respectively;
13,646,559 and 13,324,756 shares outstanding, respectively	14	13
Additional paid-in capital	116,502	115,209
Accumulated deficit	(76,951)	(77,436)
Accumulated other comprehensive loss	(100)	(165)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	39,377	37,533

Total liabilities and stockholders’ equity	$78,749	$70,898

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)	2023	2022

Net revenues	$89,735	$70,599
Cost of goods sold	73,366	60,990
Gross profit	16,369	9,609

Selling, general and administrative expenses	14,975	14,652
Research and development	561	336
Loss on disposal of property and equipment	77	18
Income (loss) from operations	756	(5,397)

Other income (expense):
Interest income	606	99
Interest expense	(323)	(175)
Interest expense-financing fees	(93)	(61)
Other (Note 10)	(11)	1,945
Income (loss) from continuing operations before taxes	935	(3,589)
Income tax expense (benefit)	17	(378)
Income (loss) from continuing operations, net of taxes	918	(3,211)

Loss from discontinued operations (Note 8)	(433)	(605)
Net income (loss)	$485	$(3,816)

Net income (loss) per common share - basic and diluted:
Continuing operations	$.07	$(.24)
Discontinued operations	(.03)	(.05)
Net income (loss) per common share	$.04	$(.29)

Number of common shares used in computing
net income (loss) per share:
Basic	13,506	13,280
Diluted	13,739	13,280

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(Amounts in Thousands)	2023	2022

Net income (loss)	$485	$(3,816)
Other comprehensive income (loss):
Foreign currency translation adjustments	65	(137)
Total other comprehensive income (loss)	65	(137)

Comprehensive income (loss)	$550	$(3,953)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31,

(Amounts in Thousands, Except for Share Amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2021	13,222,552	$13	$114,307	$(88)	$(28)	$(73,620)	$40,584
Net loss	—	—	—	—	—	(3,816)	(3,816)
Foreign currency translation	—	—	—	—	(137)	—	(137)
Issuance of Common Stock for services	90,920	—	481	—	—	—	481
Stock-Based Compensation	—	—	408	—	—	—	408
Issuance of Common Stock upon exercise of options	18,926	—	13	—	—	—	13
Balance at December 31, 2022	13,332,398	$13	$115,209	$(88)	$(165)	$(77,436)	$37,533
Net income	—	—	—	—	—	485	485
Foreign currency translation	—	—	—	—	65	—	65
Issuance of Common Stock for services	65,854	—	477	—	—	—	477
Stock-Based Compensation	—	—	548	—	—	—	548
Issuance of Common Stock upon exercise of options	225,949	1	163	—	—	—	164
Issuance of Common Stock upon exercise of warrant	30,000	—	105	—	—	—	105
Balance at December 31, 2023	13,654,201	$14	$116,502	$(88)	$(100)	$(76,951)	$39,377

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Amounts in Thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$485	$(3,816)
Less: loss on discontinued operations (Note 8)	(433)	(605)
Income (loss) income from continuing operations	918	(3,211)
Adjustments to reconcile net income (loss) income from continuing operations to cash provided by operating activities:
Depreciation and amortization	2,568	2,109
Amortization of debt issuance costs	93	60
Deferred tax benefit	(66)	(390)
Provision for (recovery of) credit losses on accounts receivable	45	(20)
Loss on disposal of property and equipment	77	18
Issuance of common stock for services	477	481
Stock-based compensation	548	408
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(403)	2,028
Unbilled receivables	(2,370)	2,933
Prepaid expenses, inventories and other assets	4,193	2,018
Accounts payable, accrued expenses and unearned revenue	665	(6,270)
Cash provided by continuing operations	6,745	164
Cash used in discontinued operations	(597)	(717)
Cash provided by (used in) operating activities	6,148	(553)

Cash flows from investing activities:
Purchases of property and equipment (net of financed amount)	(1,714)	(1,023)
Proceeds from sale of property and equipment	—	26
Cash used in investing activities of continuing operations	(1,714)	(997)

Cash flows from financing activities:
Borrowing on revolving credit	90,256	73,322
Repayments of revolving credit borrowings	(90,256)	(73,322)
Proceeds from long term debt (Term Loan 2/Capital Line) (Note 9)	2,500	524
Principal repayment of finance lease liabilities	(189)	(860)
Principal repayments of long term debt	(709)	(502)
Payment of debt issuance costs	(175)	(35)
Offering costs paid from sale of Common Stock in 2021	—	(61)
Proceeds from issuance of Common Stock upon exercise of options/warrant	269	13
Cash provided by (used in) financing activities of continuing operations	1,696	(921)

Effect of exchange rate changes on cash	8	(4)

Increase (decrease) in cash and finite risk sinking fund (restricted cash) (Note 2)	6,138	(2,475)
Cash and finite risk sinking fund (restricted cash) at beginning of period (Note 2)	13,436	15,911
Cash and finite risk sinking fund (restricted cash) at end of period (Note 2)	$19,574	$13,436

Supplemental disclosure:
Interest paid	$308	$173
Income taxes paid	—	6
Non-cash investing and financing activities:
Equipment purchase subject to financing	784	114

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2023, and 2022

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

The Company’s continuing operations consist of the operations of our subsidiaries/facilities as follow: Diversified Scientific Services, Inc. (“DSSI”), Perma-Fix of Florida, Inc. (“PFF”), Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Safety & Ecology Corporation (“SEC”), Perma-Fix Environmental Services UK Limited (“PF UK Limited”), Perma-Fix Canada, Inc. (“PF Canada”) and Oak Ridge Environmental Waste Operations Center (“EWOC”).

The Company’s continuing operations also consisted of Perma-Fix ERRG, a variable interest entity (“VIE”) for which we were the primary beneficiary. The VIE was an unpopulated joint venture (“JV”) entered between the Company and Engineering/Remediation Resources Group, Inc. (“ERRG”) for a specific project under the Services Segment in which the Company and ERRG had a 51% and 49% partnership interest in the joint venture, respectively. During the fourth quarter of 2022, project work under the JV was completed

The Company’s discontinued operations (see “Note 8 – Discontinued Operations”) consist of operations of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

On December 18, 2023, a JV where the Company and Campoverde Srl (“JV partner”) each owns 50% of the partnership, was awarded a multi-year contract valued up to approximately EUR 50 million by the European Commission (the “Contracting Authority”) for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy. Work under this JV has not started as of December 31, 2023. The scope of work to be performed in the initial phases of this contract will be performed predominately by our JV partner. Revenue generated by the Company under the initial phases will be limited to project management support through 2025. The Company expects to generate an increase in revenue under this contract starting in 2026 when the waste treatment phases begin. The Contracting Authority may terminate the contract under certain conditions as set forth in the contract. Once activities commence under this JV, the Company will consolidate the operations of this JV into its financial statements.

Financial Positions and Liquidity

The Company experienced significant improvement in its 2023 financial results as the lingering effects of COVID-19 began to subside starting in the early part of 2022. The Company’s Treatment Segment continued to see steady improvements in waste receipts from certain customers who had previously delayed waste shipments due, in part, from the impact of COVID-19. Within the Company’s Services Segment, certain projects which were delayed/curtailed in first part of 2022 due, in part, from the lingering effects of the COVID-19, achieved full operational status and improved productivity in 2023 which positively impacted revenue. Revenues from both of the Company’s Segments were also positively impacted from contracts won in 2023 as procurement and planning on behalf of our government clients continued to progress as the lingering effects of COVID-19 pandemic subsided.

Heading into 2024, the Company expects to see overall continue steady improvements in waste receipts and increases in project work from certain existing contracts, contracts won in 2023, and bids submitted in both segments that are awaiting awards. However, due to our operations which is subject to seasonal factor, the Company generally experiences lower revenue in the first quarter due to overall reduced activities by our customers from the usual slowdown in operations due, in part, from returning from the holiday periods and poorer weather conditions. Additionally, due to Congress’s inability to timely approve FY 2024 budget and the extension of the continuing resolution, certain of our government related customers have informed us that waste shipments will likely be delayed. Although the Company expects to see overall improvements in revenue in 2024 as disclosed above, if Congress is unable to enact the full FY 2024 appropriation bills or further extend the continuing resolutions to fund government spending by the late March deadline, the U.S. government will enter into a partial shutdown. The full impact of any additional continued resolution beyond March or a partial government shutdown is uncertain. If a partial government shutdown were to occur and were to continue an extended period, our financial results of operations could be negatively impacted by delays in procurement actions, waste shipments and project delays on newly awarded projects.

The Company’s cash flow requirements during the twelve-months ended December 31, 2023, were primarily financed by its operations, credit facility availability and cash on hand (which included the ERC, along with interest, that the Company received in March 2023 (See “Note 10 – Employee Retention Credit (“ERC”) and proceeds from a new term loan dated July 31, 2023, in the amount of $2,500,000 provided to us under an amendment to the Company’s existing credit facility (See “Note 9 – Long Term Debt”)). The Company’s cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, and planned capital expenditures. The Company plans to fund these requirements from its operations, cash on hand, credit facility availability, and collections of unpaid receivables (See “Note 14 – Commitments and Contingencies - Perma-Fix Canada, Inc. (“PF Canada”)” and “Note 19 – Subsequent Events – Perma-Fix Canada, Inc. (“PF Canada”)” for a discussion of a settlement agreement relating to unpaid receivables due to the Company from Canadian Nuclear Laboratories (“CNL”)). The Company’s ability to utilize its credit facility from its lender is subject to meeting its quarterly financial covenant requirements, among other things. The Company continues to explore all sources of increasing its capital and/or liquidity and to improve its revenue and working capital, including, but not limited to entering into equity transactions. There are no assurances that the Company will be successful in increasing our liquidity through our efforts. The Company is continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels, when necessary. At this time, the Company believes that its cash flows from operations, our available liquidity from our credit facility, and our cash on hand should be sufficient to fund our operations for the next twelve months.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. The Company’s consolidated financial statements for 2022 also included the accounts of Perma-Fix ERRG, a VIE for which we were the primary beneficiary as discussed above, after elimination of all significant intercompany accounts and transactions.

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

Cash and Finite Risk Sinking Fund (Restricted Cash)

As of December 31, 2023, and 2022, the Company had cash on hand of approximately $7,500,000 and $1,866,000, respectively. Starting in late 2023, the Company maintained an interest bearing money account with its lender. At December 31, 2023, and 2022, the Company had finite risk sinking funds of approximately $12,074,000 and $11,570,000, respectively, which represented cash held as collateral under the Company’s financial assurance policy (see “Note 14 – Commitment and Contingencies – Insurance” for a discussion of this finite risk sinking fund).

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms generally requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). The carrying amount of accounts receivables is reduced by a credit loss determined in accordance with Accounting Standards Update (“ASU”) 2016-13 “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” which requires the Company to consider forward-looking information in estimating the expected loss and is developed using historical collection experience, current and future economic and market conditions that may affect customers’ ability to pay, and a review of the current status of customers’ accounts receivables. The Company does not apply a credit loss allowance to government related receivables due to our past successful experience in their collectability. The Company’s monitoring activities include routine follow-up on past due accounts and consideration of customers’ financial conditions. Once the Company has exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off. The write off process involves approvals from senior management based on required approval thresholds.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Allowance for credit losses - beginning of year	$57	$85
Provision charges (Recovery of)	44	(21)
Write-off	(71)	(7)
Allowance for credit losses - end of year	$30	$57

Unbilled Receivables

Unbilled receivables are generated by differences between invoicing timing and our over time revenue recognition methodology used for revenue recognition purposes. As major processing and contract completion phases are completed and the costs are incurred, the Company recognizes the corresponding percentage of revenue. Within our Treatment Segment, the facilities experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons which include: delays in the final processing of all wastes associated with certain work orders and delays for analytical testing that is required after the facilities have processed waste but prior to our release of waste for disposal. The tasks relating to these delays can take months to complete but are generally completed within twelve months.

Unbilled receivables within our Services Segment can result from work performed under contracts but invoice milestones have not yet been met and/or contract claims and pending change orders, including requests for equitable adjustments (“REA”) for which work has been performed and collection of revenue is reasonably assured.

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

Certain property and equipment expenditures are financed through leases. Amortization of financed leased assets is computed using the straight-line method over the estimated useful lives of the assets. As of December 31, 2023, assets recorded under finance leases were $1,608,000 less accumulated depreciation of $545,000, resulting in net fixed assets under finance leases of $1,063,000. As of December 31, 2022, assets recorded under finance leases were $1,201,000 less accumulated depreciation of $549,000, resulting in net fixed assets under finance leases of $652,000. These assets are recorded within net property and equipment on the Consolidated Balance Sheets.

Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Our depreciation expense totaled approximately $2,370,000 and $1,872,000 in 2023 and 2022, respectively.

Leases

The Company accounts for leases in accordance with FASB’s ASU 2016-02, “Leases (Topic 842).” At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on facts and circumstances present in that arrangement. Lease classifications, recognition, and measurement are then determined at the lease commencement date.

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities include primarily leases for office and warehouse spaces used to conduct our business. The Company’s operating leases also include the lease of a building with land utilized for our waste treatment operations which includes a purchase option. These leases have remaining terms of approximately one to six years. The Company includes renewal options in valuing its ROU assets and liabilities when it determines that it is reasonably certain to exercise these renewal options; however, at December 31, 2023, none of our operating leases has remaining renewal options. As most of our operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate when determining the present value of the lease payments. The incremental borrowing rate is determined based on the Company’s secured borrowing rate, lease terms and current economic environment. Some of our operating leases include both lease (rent payments) and non-lease components (maintenance costs such as cleaning and landscaping services). The Company has elected the practical expedient to account for lease component and non-lease component as a single component for all leases under ASU 2016-02. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance leases primarily consist of processing and transport equipment used by our facilities’ operations. The Company’s finance leases have remaining terms of approximately one to six years. See “Property and Equipment” above for assets recorded under financed leases. Borrowing rates for our finance leases are either explicitly stated in the lease agreements or implicitly determined from available terms in the lease agreements.

The Company adopted the policy to not recognize ROU assets and liabilities for short term leases.

Intangible Assets

Intangible assets consist primarily of the recognized value of the permits required to operate our business. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, a quantitative test is performed to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Judgments and estimates are inherent in these analyses and include assumptions for, among other factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long-term discount rates. Impairment testing of our indefinite-lived permits related to our Treatment reporting unit as of October 1, 2023 and 2022 resulted in no impairment charges.

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

Foreign Currency

The Company’s foreign subsidiaries include PF UK Limited and PF Canada. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Foreign currency translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized in the Consolidated Statements of Operations.

Concentration Risk

The Company performed services relating to waste generated by government clients (domestic), either indirectly for others as a subcontractor to government entities or directly as a prime contractor, representing approximately $70,642,000, or 78.8%, of our total revenue during 2023, as compared to $59,658,000, or 84.5%, of our total revenue during 2022.

Our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash with high quality financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time. The Company has not experienced any losses due to such cash concentration. Concentration of credit risk with respect to accounts receivable is limited due to the Company’s large number of customers and their dispersion throughout the United States as well as with the significant amount of work that we perform for government entities.

The Company had two government related customers whose total unbilled and net outstanding receivable balances each represented 13.2% of the Company’s total consolidated unbilled and net accounts receivable at December 31, 2023. The Company had two government related customers whose total unbilled and net outstanding receivable balances represented 12.5% and 23.0% of the Company’s total consolidated unbilled and net accounts receivable at December 31, 2022.

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

Treatment Segment Revenues:

Contracts in our Treatment Segment primarily have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Performance obligations are generally satisfied over time using the input method. Under the input method, the Company uses a measure of progress divided into major phases which include receipt (ranging from 9.0% to 33%), treatment/processing (ranging from 40% to 87%) and shipment/final disposal (ranging from 2.0% to 27%). As major processing phases are completed and the costs are incurred, the proportional percentage of revenue is recognized. Transaction price for Treatment Segment contracts are determined by the stated fixed rate per unit price as stipulated in the contract.

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

Financial instruments include cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3). Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. As of December 31, 2023, and December 31, 2022, the fair value of the Company’s financial instruments approximated their carrying values. The fair value of the Company’s revolving credit, term loans and capital loan approximate its carrying value due to the variable interest rate.

Recently Issued Accounting Standards – Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted, and should be applied on a retrospective basis. ASU 2023-07 will be effective for the Company’s financial statements for the year ended December 31, 2024. This ASU will not have impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact to the related segment reporting disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This ASU will not have impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact to its income taxes reporting disclosures.

NOTE 3

REVENUE

Disaggregation of Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of our services and provides meaningful disaggregation of each business segment’s results of operations. The following tables present further disaggregation of our revenues by different categories for our Services and Treatment Segments:

Revenue by Contract Type
(In thousands)	Twelve Months Ended			Twelve Months Ended
	December 31, 2023			December 31, 2022
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$43,477	$41,540	$85,017	$33,358	$26,960	$60,318
Time and materials	—	4,718	4,718	—	10,281	10,281
Total	$43,477	$46,258	$89,735	$33,358	$37,241	$70,599

Revenue by generator
(In thousands)	Twelve Months Ended			Twelve Months Ended
	December 31, 2023			December 31, 2022
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$31,448	$39,194	$70,642	$23,752	$35,906	$59,658
Domestic commercial	10,670	6,357	17,027	8,307	1,408	9,715
Foreign government	1,001	619	1,620	574	(202)	372
Foreign commercial	358	88	446	725	129	854
Total	$43,477	$46,258	$89,735	$33,358	$37,241	$70,599

Contract Balances

The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of our performance obligation. The following table represents changes in our contract asset and contract liabilities balances: Our deferred revenue as of December 31, 2023, included a remaining prepayment of approximately $2,031,000 by a certain customer for a waste treatment project which is expected to be completed in 2024.

(In thousands)	December 31, 2023	December 31, 2022	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$8,432	$6,062	$2,370	39.1%

Contract liabilities
Deferred revenue	$6,815	$4,813	$2,002	41.6%

During the twelve-months ended December 31, 2023, and 2022, the Company recognized revenue of $6,759,000 and $6,576,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period relates to performance obligations satisfied within the respective period.

NOTE 4

LEASES

The components of lease cost for the Company’s leases were as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022

Operating Leases:
Lease cost	$612	$627

Finance Leases:
Amortization of ROU assets	163	176
Interest on lease liability	33	37
	196	213

Short-term lease rent expense	2	7

Total lease cost	$810	$847

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at December 31, 2023, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	5.6	4.5

Weighted average discount rate	7.5%	8.7%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at December 31, 2022, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	6.2	3.0

Weighted average discount rate	7.8%	5.3%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of December 31, 2023, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2024	$520	$372
2025	433	345
2026	416	192
2027	406	157
2028	383	134
2029 and thereafter	366	102
Total undiscounted lease payments	2,524	1,302
Less: Imputed interest	(474)	(235)
Present value of lease payments	$2,050	$1,067

Current portion of operating lease obligations	$380	$—
Long-term operating lease obligations, less current portion	$1,670	$—
Current portion of finance lease obligations	$—	$291
Long-term finance lease obligations, less current portion	$—	$776

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$582	$573
Operating cash flow from finance leases	$32	$37
Financing cash flow from finance leases	$189	$860

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$786	$147
Operating liabilities	$466	$—

NOTE 5

PERMIT AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying value of permits, which exist only in our Treatment Segment.

Permit (amount in thousands)	Treatment
Balance as of December 31, 2021	$9,476
Permit in progress	134
Balance as of December 31, 2022	$9,610
Permit in progress	295
Balance as of December 31, 2023	$9,905

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		December 31, 2023			December 31, 2022
	Weighted Average Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patent	8.3	$710	$(387)	$323	$711	$(374)	$337
Software	3	667	(529)	138	640	(468)	172
Customer relationships	10	3,370	(3,370)	—	3,370	(3,250)	120
Total		$4,747	$(4,286)	$461	$4,721	$(4,092)	$629

The intangible assets noted above were amortized on a straight-line basis over their useful lives with the exception of customer relationships which were amortized using an accelerated method.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2024	72
2025	35
2026	35
2027	32
2028	25

Amortization expense recorded for definite-lived intangible assets was approximately $198,000 and $237,000, for the years ended December 31, 2023, and 2022, respectively.

NOTE 6

CAPITAL STOCK, STOCK PLANS, WARRANTS AND STOCK BASED COMPENSATION

Stock Option Plans

The Company’s 2003 Outside Directors Stock Plan, as amended (the “2003 Plan”) provides for the grant of Non-Qualified Stock Options (“NQSOs”) to member of the Company’s Board of Directors (the “Board”) who is not an employee of the Company or its subsidiaries (“Eligible Director”). The 2003 Plan also provides for the grant of an NQSO to purchase up to 10,000 shares of the Company’s Common Stock for each Eligible Director upon each re-election to the Board, and the grant of an NQSO to purchase up to 20,000 shares of the Company’s Common Stock upon initial election. NQSOs granted prior to July 20, 2021 have a vesting period of six months from the date of grant and a term of 10 years, with an exercise price equal to the closing trade price on the date prior to grant date. NQSOs granted on and after July 20, 2021 vest 25% per year, beginning on the first anniversary date of the grant and also have a term of 10 years, with an exercise price equal to the closing trade price on the date prior to grant date. Additionally, the 2003 Plan provides for the issuance to each Eligible Director a number of shares of the Company’s Common Stock in lieu of 65% or 100% (based on option elected by each director) of the fee payable to the Eligible Director for services rendered as a member of the Board. The number of shares issued is determined at 75% of the market value as defined in the plan (the Company recognizes 100% of the market value of the shares issued). At December 31, 2023, the 2003 Plan had available for issuance 318,680 shares.

The Company’s 2017 Stock Option Plan, as amended (the “2017 Plan”), authorizes the grant of options to officers and employees of the Company, including any employee who is also a member of the Board, as well as to consultants of the Company. The 2017 Plan authorizes an aggregate grant of 1,740,000 NQSOs and Incentive Stock Options (“ISOs”), which included an increase of 600,000 additional authorized shares approved by the Company’s Stockholders at the Company’s 2023 Annual Meeting of Stockholders held on July 20, 2023. Consultants of the Company can only be granted NQSOs. The term of each stock option granted under the 2017 Plan shall be fixed by the Compensation and Stock Option Committee (the “Compensation Committee”), but no stock options will be exercisable more than ten years after the grant date, or in the case of an ISO granted to a 10% stockholder, five years after the grant date. The exercise price of any ISO granted under the 2017 Plan to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant, and the exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant. The exercise price of any NQSOs granted under the plan shall not be less than the fair market value of the shares at the time of grant. At December 31, 2023, the 2017 Plan had available for issuance 720,500 shares.

Stock Options to Employees and Outside Director

On January 19, 2023, the Company granted ISOs to certain employees under the 2017 Plan, for the purchase of up to an aggregate 295,000 shares of the Company’s Common Stock. The total ISOs granted included an ISO for each of the Company’s executive officers for the purchase set forth in his respective ISO Agreement, as follows: 70,000 shares for the Chief Executive Officer (“CEO”); 40,000 shares for the Chief Financial Officer (“CFO”); 30,000 shares for the Executive Vice President (“EVP”) of Strategic Initiatives; 30,000 shares for the EVP of Waste Treatment Operations; and 30,000 shares for the EVP of Nuclear and Technical Services. Each of the ISOs granted has a contractual term of six years with one-fifth yearly vesting over a five-year period. The exercise price of each ISO is $3.95 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

On July 20, 2023, the Company issued a NQSO to each of the Company’s seven reelected outside (non-management) directors under the 2003 Plan, for the purchase of up to 10,000 shares of the Company’s Common Stock. The CEO and EVP of Strategic Initiatives, each an executive officer of the Company as well as a director, were not eligible to receive an option under the 2003 Plan. Each NQSO granted is for a contractual term of ten years with one-fourth vesting annually over a four-year period. The exercise price of each NQSO is $9.81 per share, which was equal to the fair market value of the Company’s Common Stock on the day preceding the grant date, in accordance with the 2003 Plan.

On October 19, 2023, the Company granted an ISO to an employee under the 2017 Plan, for the purchase of up to 5,000 shares of the Company’s Common Stock. The ISO granted is for a contractual term of six years with one-fifth vesting annually over a five-year period. The exercise price of the ISO is $9.62 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

On July 21, 2022, the Company issued a NQSO to each of the Company’s seven reelected outside directors under the 2003 Plan, for the purchase of up to 10,000 shares of the Company’s Common Stock. The Company’s EVP of Strategic Initiatives and also a member of the Company’s Board, was not eligible to receive an option under the 2003 Plan as an employee of the Company. Each NQSO granted is for a contractual term of ten years with one-fourth vesting annually over a four-year period. The exercise price of the NQSO is $5.15 per share, which was equal to the fair market value of the Company’s Common Stock the day preceding the grant date, pursuant to the 2003 Plan.

On July 21, 2022, the Company granted ISOs to certain employees under the 2017 Plan, for the purchase of up to an aggregate of 24,000 shares of the Company’s Common Stock. Each ISO granted is for a contractual term of six years with one-fifth vesting annually over a five-year period. The exercise price of the ISO is $5.34 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

During 2023, the Company issued an aggregate 185,549 shares of its Common Stock from cashless exercises of options for the purchases of 280,000 shares of the Company’s Common Stock, at exercise prices ranging from $3.60 per share to $7.005 per share. Additionally, the Company issued 40,400 shares of its Common Stock from the cash exercise of options for the purchase of 40,400 shares of the Company’s Common Stock, at exercise prices ranging from at $2.785 per share to $7.005 per share resulting in proceeds of approximately $164,000. Income tax benefit associated with stock options exercised with cash during 2023 was approximately $25,000.

During 2022, the Company issued 16,526 shares of its Common Stock from a cashless exercise of an option for the purchase of 50,000 shares of the Company’s Common Stock at $3.97 per share. Additionally, the Company issued 2,400 shares of its Common Stock from the exercise of an option for the purchase of 2,400 shares of the Company’s Common Stock at $5.50 per share resulting in proceeds of approximately $13,000. Income tax benefit associated with the stock option exercised with cash during 2022 was approximately $3,000.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during 2023 and 2022 and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Employee Stock Options Granted
	2023	2022
Weighted-average fair value per share	$2.07	2.71
Risk -free interest rate (1)	3.48%-4.98%	3.00%
Expected volatility of stock (2)	55.19%-58.78%	55.72%
Dividend yield (3)	None	None
Expected option life (years) (4)	5.0 - 5.6	5.0

	Outside Director Stock Options Granted
	2023	2022
Weighted-average fair value per share	$6.46	$3.61
Risk -free interest rate (1)	3.85%	2.91%
Expected volatility of stock (2)	54.31%	55.04%
Dividend yield (3)	None	None
Expected option life (years) (4)	10.0	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The Company has never paid any dividends on its Common Stock. Our Loan Agreement prohibits the Company from paying any cash dividends without prior approval from our lender.

(4)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized (within SG&A expenses) for fiscal years 2023 and 2022.

	Year Ended
	2023	2022
Employee Stock Options	$367,000	$313,000
Director Stock Options	181,000	95,000
Total	$548,000	$408,000

Income tax benefits associated with stock-based compensation expense were approximately $45,000 and $23,000, respectively, for the years ended December 31, 2023, and 2022.

At December 31, 2023, the Company had approximately $1,809,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 3.2 years.

Stock Options to Consultant

On July 27, 2017, the Company granted a NQSO from the 2017 Plan to Robert Ferguson, for the purchase of up to 100,000 shares of the Company’s Common Stock (“Ferguson Stock Option”), at an exercise price of $3.65 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The Ferguson Stock Option was granted in connection with Mr. Ferguson’s work as a consultant to the Company’s Test Bed Initiative (“TBI”) at our PFNWR facility. The term of the Ferguson Stock Option was seven years from the grant date, with vesting subject to the achievement of three separate milestones by certain dates, the achievement of which would entitle Mr. Ferguson to purchase, respectively, 10,000, 30,000, and 60,000 shares of the Company’s Common Stock issuable under the Ferguson Stock Option. Mr. Ferguson previously achieved the first milestone during the first vesting period. Upon the death of Mr. Ferguson, the balance of the shares issuable under the Ferguson Stock Option was forfeited in accordance with the terms of the option.

Summary of Stock Option Plans

The summary of the Company’s total plans as of December 31, 2023, and 2022, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2023	1,018,400	$5.02
Granted	370,000	$3.15
Exercised	(320,400)	$3.72		$2,335,042
Forfeited/expired	(73,500)	$3.77
Options outstanding end of period (1)	994,500	$5.57	5.0	$2,417,081
Options exercisable at December 31, 2023(2)	319,300	$5.46	4.1	$766,037

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2022	1,019,400	$4.91
Granted	94,000	$5.20
Exercised	(52,400)	$4.04		$97,856
Forfeited/expired	(42,600)	$4.08
Options outstanding end of period (3)	1,018,400	$5.02	3.8	$44,262
Options exercisable at December 31, 2022(3)	530,900	$4.27	2.4	$30,962

(1)	Options with exercise prices ranging from $3.15 to $9.81
(2)	Options with exercise prices ranging from $3.15 to $7.50
(3)	Options with exercise prices ranging from $2.79 to $7.50
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price

The summary of the Company’s nonvested options as of December 31, 2023, and changes during the period then ended are presented as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested options January 1, 2023	487,500	$3.32
Granted	370,000	2.90
Vested	(119,300)	3.27
Forfeited	(63,000)	3.22
Non-vested options at December 31, 2023	675,200	$3.12

Warrant

In connection with a $2,500,000 loan that the Company received from Mr. Robert Ferguson (the “Ferguson Loan”) on April 1, 2019, the Company issued a warrant to Mr. Ferguson (the “Ferguson Warrant”) for the purchase of up to 60,000 shares of our Common Stock at an exercise price of $3.51 per share. The Ferguson Loan was paid in full in December 2020. Upon Mr. Ferguson’s death, the Ferguson Warrant was transferred equally to Mr. Ferguson’s two heirs with each holding a Warrant for the purchase of up to 30,000 shares of the Company’s Common Stock, as permitted under the Ferguson Warrant. On December 12, 2023, one of Warrant was exercised by Mr. Ferguson’s heir for the purchase of 30,000 shares of the Company’s Common Stock, resulting in proceeds received by the Company of approximately $105,000. As of December 31, 2023, the remaining Warrant remains outstanding and will expire on April 1, 2024.

Common Stock Issued for Services

The Company issued a total of 65,854 and 90,920 shares of our Common Stock in 2023 and 2022, respectively, under our 2003 Plan to our outside directors as compensation for serving on our Board. As a member of the Board, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. The Company recorded approximately $477,000 in each of the years 2023 and 2022 in compensation expense (included in SG&A expenses) for the for the portion of director fees earned in the Company’s Common Stock.

Shares Reserved

As of December 31, 2023, the Company has reserved approximately 994,500 shares of our Common Stock for future issuance under all of the option arrangements.

NOTE 7

INCOME (LOSS) PER SHARE

The following table reconciles the income (loss) and average share amounts used to compute both basic and diluted income (loss) per share:

	Years Ended
(Amounts in Thousands, Except for Per Share Amounts)	December 31,
	2023	2022
Income (loss) per common share from continuing operations
Income (Loss) from continuing operations, net of taxes	$918	$(3,211)
Basic income (loss) per share	$.07	$(.24)
Diluted income (loss) per share	$.07	$(.24)

Loss per common share from discontinued operations,
Loss from discontinued operations, net of taxes	$(433)	$(605)
Basic loss per share	$(.03)	$(.05)
Diluted loss per share	$(.03)	$(.05)

Net income (loss) per common share
Net income (loss)	$485	$(3,816)
Basic income (loss) per share	$.04	$(.29)
Diluted income (loss) per share	$.04	$(.29)

Weighted average shares outstanding:
Basic weighted average shares outstanding	13,506	13,280
Add: dilutive effect of stock options	215	—
Add: dilutive effect of warrants	18	—
Diluted weighted average shares outstanding	13,739	13,280

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Stock options	75	499

NOTE 8

DISCONTINUED OPERATIONS

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

The Company incurred losses from discontinued operations of $433,000 (net of tax benefit of $117,000) and $605,000 (net of tax benefit of $199,000) for the years ended December 31, 2023, and 2022, respectively. In 2022, the Company incurred additional costs in connection with management of administrative and regulatory matters for the Company’s remediation projects as discussed below.

The following table presents the major class of assets of discontinued operations as of December 31, 2023, and December 31, 2022. No assets and liabilities were held for sale at each of the periods noted.

	December 31,	December 31,
(Amounts in Thousands)	2023	2022
Current assets
Other assets	$13	$15
Total current assets	13	15
Long-term assets
Property, plant and equipment, net (1)	81	81
Total long-term assets	81	81
Total assets	$94	$96
Current liabilities
Accounts payable	$80	$104
Accrued expenses and other liabilities	128	146
Environmental liabilities	61	112
Total current liabilities	269	362
Long-term liabilities
Closure liabilities	169	159
Environmental liabilities	784	749
Total long-term liabilities	953	908
Total liabilities	$1,222	$1,270

(1)	net of accumulated depreciation of $10,000 for each period presented.

Environmental Liabilities

The Company has three remediation projects, which are currently in progress relating to our PFD, PFM and PFSG subsidiaries, all within our discontinued operations. The Company divested PFD in 2008; however, the environmental liability of PFD was retained by the Company upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. The remediation activities are closely reviewed and monitored by the applicable state regulators.

As of December 31, 2023, the Company had total accrued environmental remediation liabilities of $845,000, a decrease of $16,000 from the December 31, 2022 balance of $861,000. The decrease represents payments for remediation projects. As of December 31, 2023, $61,000 of the total accrued environmental liabilities was recorded as current.

The current and long-term accrued environmental liabilities as of December 31, 2023, are summarized as follows (in thousands).

	Current	Long-term
	Accrual	Accrual	Total
PFD	—	$60	$60
PFM	—	15	15
PFSG	61	709	770
Total liability	$61	$784	$845

NOTE 9

LONG - TERM DEBT

Long-term debt consists of the following as of December 31, 2023, and December 31, 2022:

(Amounts in Thousands)	December 31, 2023		December 31, 2022
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2027. Effective interest rate for 2023 and 2022 was 9.7% and 8.9%, respectively. (1)	$—		$—
Term Loan 1 dated May 8, 2020, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rate for 2023 and 2022 was 9.2% and 5.6%, respectively (1)	213		640
Term Loan 2 dated July 31, 2023, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rate for 2023 was 9.9% (1)	2,333		—
Capital Line dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rate for 2023 and 2022 was was 8.6% and 6.2%, respectively (1)	358		463
Debt Issuance Costs	(170	)(2)	(88	)(2)
Notes Payable to 2023 and 2025, annual interest rate of 5.6% and 9.1%.	14		24
Total debt	2,748		1,039
Less current portion of long-term debt	773		476
Long-term debt	$1,975		$563

(1)	Our revolving credit facility is collateralized by our accounts receivable, and our term loans and capital line are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s credit facility, which consists of the revolving credit, Term loan 1, Term loan 2 and Capital Line, as applicable.

Revolving Credit and Term Loan Agreement

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020 (“Loan Agreement”), with PNC National Association (“PNC” and “lender”), acting as agent and lender. The Loan Agreement, as amended from time to time and including the March 21, 2023, and the July 31, 2023, amendments as discussed below, provides the Company with the following credit facility with a maturity date of May 15, 2027: (a) up to $12,500,000 revolving credit (“revolving credit”), with the maximum that the Company can borrow under the revolving credit based on a percentage of eligible receivables (as defined) at any one time reduced by outstanding standby letters of credit and borrowing reductions that the Company’s lender may impose from time to time; (b) a term loan (“Term Loan 1”) of approximately $1,742,000, requiring monthly installments of $35,547; (c) a term loan (“Term Loan 2”) of $2,500,000, requiring monthly installments of $41,667; and (d) a capital expenditure line (“Capital Line”) of up to $1,000,000 with advances on the line, subject to certain limitations, permitted for up to twelve months starting May 4, 2021 (the “Borrowing Period”), with interest only payable on advances during the Borrowing Period. Amounts advanced under the Capital Line at the end of the Borrowing Period totaled approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest, commencing June 1, 2022.

On March 21, 2023, the Company entered into an amendment to its Loan Agreement, as amended, with its lender which provided, among other things, the following:

●	removed the quarterly FCCR testing requirement for the fourth quarter of 2022 and removed the FCCR testing requirement for the first quarter of 2023;
●	reduced the maximum revolving credit line under the credit facility from $18,000,000 to $12,500,000;
●	reinstated the quarterly FCCR testing requirement starting in the second quarter of 2023 using a trailing twelve-months period (with no change to the minimum 1.15:1 ratio requirement for each quarter); and
●	required maintenance of a minimum of $3,000,000 in borrowing availability under the revolving credit until the minimum FCCR requirement for the quarter ended June 30, 2023 has been met and certified to the lender (the Company met its FCCR in the second quarter of 2023 which was certified to its lender and therefore, this requirement is no longer applicable under the Loan Agreement, as amended).

In connection with the March 21, 2023, amendment, the Company paid its lender a fee of $25,000 which is being amortized over the remaining term of the Loan Agreement, as amended, as interest expense-financing fees.

On July 31, 2023, the Company entered into a further amendment to its Loan Agreement, as amended, which provided, among other things, the following:

●	extended the maturity date of the Loan Agreement, as amended, to May 15, 2027, from May 15, 2024;
●	an additional term loan (“Term Loan 2”) to the Company in the amount of $2,500,000, requiring monthly installments of approximately $41,667. The annual rate of interest due on Term Loan 2 is at prime (8.50% at December 31, 2023) plus 3.00% or SOFR (as defined in the Loan Agreement, as amended) plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. A SOFR Adjustment rate of 0.10% and 0.15% is applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company;
●	removed the minimum Tangible Adjusted Net Worth (as defined in the Loan Agreement) covenant requirement;
●	placed an indefinite reduction in borrowing availability of $750,000; and
●	allows for up to $2,500,000 in capital expenditure made in fiscal year 2023 and thereafter to be treated as financed capital expenditure in the Company’s quarterly FCCR covenant calculation requirement.

At maturity of the Loan Agreement, as amended, any unpaid principal balance plus interest, if any, will become due.

Pursuant to the amendment dated July 31, 2023, as discussed above, the Company agreed to pay PNC 1.0% of the total financing under the Loan Agreement, as amended, in the event the Company pays off its obligations on or before July 31, 2024, and 0.5% of the total financing if the Company pays off its obligations after July 31, 2024, to and including July 31, 2025. No early termination fee shall apply if the Company pays off its obligations under Loan Agreement, as amended, after July 31, 2025.

In connection with the amendment dated July 31, 2023, the Company paid its lender a fee of $100,000 which is being amortized over the remaining term of the Loan Agreement, as amended, as interest expense-financing fees.

Pursuant to the Loan Agreement, as amended, the annual rate of interest due on the revolving credit is at prime plus 2% or SOFR plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. The annual rate of interest due on Term Loan 1 and the Capital Line is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company. See payment of annual rate of interest due on Term Loan 2 as provided under the amendment dated July 31, 2023.

The Company’s credit facility under its Loan Agreement, as amended, with PNC contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility allowing our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. The Company’s Loan Agreement, as amended, prohibits us from paying cash dividends on our Common Stock without prior approval from our lender. The Company was not required to perform testing of the FCCR requirement in the first quarter of 2023 pursuant to the March 21, 2023, amendment as discussed above. It otherwise met all of its other financial covenant requirements. The Company met all of its covenant requirements in each of the second to fourth quarters of 2023.

At December 31, 2023, the borrowing availability under the Company’s credit facility was approximately $10,622,000 which included our cash (deposited with the Company’s lender) and was based on our eligible receivables and is net of approximately $3,950,000 in outstanding standby letters of credit and net of the $750,000 indefinite reduction in borrowing availability imposed by the Company’s lender pursuant to the amendment dated July 31, 2023, as discussed above.

The following table details the amount of the maturities of long-term debt maturing in future years as of December 31, 2023 (excludes unamortized debt issuance costs of $170,000).

Year ending December 31: (In thousands)
2024	$824
2025	612
2026	605
2027	877
Total	$2,918

NOTE 10

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

During the third quarter of 2022, the Company determined it was eligible for the ERC and amended its third quarter 2021 employer payroll tax filings claiming a refund from the U.S. Treasury in the amount of approximately $1,975,000. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance.” In accordance with IAS 20, management determined it had reasonable assurance for receipt of the ERC and recorded the expected refund as other income (within “Other income (expense)”) on the Company’s Consolidated Statements of Operations and other receivables (within “Prepaid and other assets”) on the Company’s Consolidated Balance Sheets. On March 30, 2023, the Company received the ERC refund of $1,975,000 and approximately $60,000 in interest (recorded within “Interest Income” on the Company’s Consolidated Statements of Operations for the quarter ended March 31, 2023), totaling approximately $2,035,000.

NOTE 11

ACCRUED EXPENSES

Accrued expenses include the following (in thousands) at December 31:

	2023	2022
Salaries and employee benefits	$4,120	$2,629
Accrued sales, property and other tax	477	240
Interest payable	23	8
Insurance payable	1,390	1,253
Other	550	463
Total accrued expenses	$6,560	$4,593

Accrued expenses for 2023 included a total of approximately $750,000 in compensation expenses accrued under the 2023 Management Incentive Plans (“MIPs”) for our executives (See “Note 18 – Employment Agreements and MIPs” for further discussion of the 2023 MIPs) in addition to a remaining $25,000 in discretionary bonus approved by the Company’s Compensation Committee payable to the Company’s EVP of Nuclear and Technical Services.

NOTE 12

ACCRUED CLOSURE COSTS AND ARO

Accrued closure costs represent our estimated environmental liability to clean up our fixed-based regulated facilities as required by our permits, in the event of closure. Changes to reported closure liabilities (current and long-term) for the years ended December 31, 2023, and 2022, were as follows:

Amounts in thousands
Balance as of December 31, 2021	$7,191
Accretion expense	411
Addition to closure liability	1,339
Spending	(975)
Balance as of December 31, 2022	$7,966
Accretion expense	462
Spending	(298)
Balance as of December 31, 2023	$8,130

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

As of December 31, 2023, and December 31, 2022, the current portion of the closure liabilities totaled approximately $79,000 and $682,000, respectively, which reflect closure liabilities for our EWOC facility. The spending made in each of the years 2023 and 2022 was primarily for our EWOC facility.

The reported closure asset or ARO, is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheets as of December 31, 2023, and 2022 with the following activity for the years ended December 31, 2023, and 2022:

Amounts in thousands
Balance as of December 31, 2021	$3,576
Addition to closure and post-closure asset	1,128
Amortization of closure and post-closure asset	(603)
Balance as of December 31, 2022	$4,101
Amortization of closure and post-closure asset	(878)
Balance as of December 31, 2023	$3,223

The addition to ARO in 2022 reflects closure obligations as discussed above.

NOTE 13

INCOME TAXES

The components of income (loss) before income tax expense (benefit) by jurisdiction for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2023	2022
United States	622	(2,782)
Canada	521	(630)
United Kingdom	(208)	(177)
Total income (loss) before tax benefit	$935	$(3,589)

The components of current and deferred federal and state income tax expense (benefit) for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2023	2022
Federal income tax expense - current	76	—
Federal income tax benefit - deferred	(28)	(331)
State income tax expense - current	7	12
State income tax benefit - deferred	(38)	(59)
Total income tax expense (benefit)	$17	$(378)

An overall reconciliation between the expected tax expense (benefit) using the federal statutory rate of 21% for each of the years ended 2023 and 2022 and the expense (benefit) for income taxes from continuing operations as reported in the accompanying Consolidated Statement of Operations is provided below (in thousands).

	2023	2022
Federal tax expense (benefit) at statutory rate	$196	$(754)
State tax expense, net of federal benefit	50	5
Difference in foreign rate	20	(42)
Permanent items	116	133
Change in deferred tax rates	51	20
Reserve for uncertain tax positions	81	—
Tax credits	(318)	—
Stock-based compensation	100	93
Provision-to-return adjustments	155	52
Other	—	5
(Decrease) increase in valuation allowance	(434)	110
Income tax expense (benefit)	$17	$(378)

The global intangible low-taxed income (“GILTI”) provisions under the Tax Cuts and Jobs Act of 2017 (the “TCJA”) require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2023 and 2022. As the Canada and United Kingdom foreign subsidiaries are in loss positions for 2023, no GILTI inclusion is expected for these entities for the current year.

The Company had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets as of December 31, 2023, and 2022 as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating losses	$9,876	$11,646
Environmental and closure reserves	2,332	2,269
Lease liability	525	482
Capital loss carryforward	780	756
Accrued expenses	1,186	776
R&D cost capitalization	905	25
Tax credits	200	135
Deferred tax liabilities:
Depreciation and amortization	(4,260)	(4,351)
Indefinite lived intangible assets	(557)	(503)
Right-of-use lease asset	(510)	(476)
481(a) adjustment	—	(53)
Prepaid expenses	(46)	(30)
	10,431	10,676
Valuation allowance	(6,131)	(6,560)
Net deferred income tax asset	4,300	4,116

As of December 31, 2023, the Company assessed whether its deferred tax asset will more likely than not to be realized. This assessment included both positive and negative available evidences, which included the Company’s current contracts, cumulative loss, future reversal of existing taxable differences, and overall prospect of future business and earnings. Based on the weight of these available evidences, the Company concluded that it will more likely than not utilize its Federal and certain state net operating losses.

The Company has estimated net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $19,450,000 and $72,859,000, respectively, as of December 31, 2023. These NOLs can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2023. All of our federal NOLs were generated after December 31, 2017 and thus do not expire.

The Company accounts for uncertainties in income tax pursuant to ASC 740. A reconciliation of the beginning and ending amount of our recognized tax expense is summarized as follows (in thousands):

	2023	2022
Balances at beginning of year	$—	$—
Addition related to R&D tax credit	81	—
Balances at end of the year	$81	$—

The tax years 2020 through 2022 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

The Company had $76,000 and $0 federal income tax payable for the years ended December 31, 2023 and 2022, respectively.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) amended Section 174 to eliminate current-year deductibility of research and experimentation (“R&E”) expenditures and software development costs (collectively, “R&E expenditures”) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). For each tax year 2023 and 2022, the Company has capitalized $2,059,000 of research and development expenses. While Management believes the estimate for 2023 to be materially accurate, the Company plans to complete a formal IRC Section 174 analysis in advance of filing the tax return for the year ended December 31, 2023.

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

Tetra Tech EC, Inc. (“Tetra Tech”)

During July 2020, Tetra Tech EC, Inc. (“Tetra Tech”) filed a complaint in the U.S. District Court for the Northern District of California (the “Court”) against CH2M Hill, Inc. (“CH2M”) and four subcontractors of CH2M, including the Company (“Defendants”). The complaint alleges various claims, including a claim for negligence, negligent misrepresentation, equitable indemnification and related business claims against all Defendants related to alleged damages suffered by Tetra Tech in respect of certain draft reports prepared by Defendants at the request of the U.S. Navy as part of an investigation and review of certain whistleblower complaints about Tetra Tech’s environmental restoration at the Hunter’s Point Naval Shipyard in San Francisco.

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

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $22,461,000 at December 31, 2023. As of December 31, 2023, and December 31, 2022, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $12,074,000 and $11,570,000, respectively, which included interest earned of $2,603,000 and $2,099,000 on the finite risk sinking funds as of December 31, 2023 and December 31, 2022, respectively. Interest income for the year ended 2023 and 2022 was approximately $504,000 and $99,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Perma-Fix Canada Inc. (“PF Canada”)

During the fourth quarter of 2021, PF Canada received a Notice of Termination (“NOT”) from CNL on a Task Order Agreement (“TOA”) that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada (“Agreement”). The NOT was received after work under the TOA was substantially completed and work under the TOA has since been completed. CNL may terminate the TOA at any time for convenience. As of December 31, 2023, PF Canada has approximately $2,389,000 in unpaid receivables due from CNL as a result of work performed under the TOA. CNL and PF Canada have reached a settlement agreement on payment of the aforementioned receivables to PF Canada by CNL, subject to certain conditions/terms precedents being met, including release of certain liens. (see “Note 19 - Subsequent Event – PF Canada” for a discussion of a partial payment made by CNL in January 2024 on the receivables and the remaining receivables to be paid by CNL).

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. At December 31, 2023, the total amount of standby letters of credit outstanding was approximately $3,950,000 and the total amount of bonds outstanding was approximately $36,674,000.

NOTE 15

PROFIT SHARING PLAN

The Company adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, April 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions of 25% based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2023 and 2022, the Company contributed approximately $576,000 and $575,000 in 401(k) matching funds, respectively.

NOTE 16

RELATED PARTY TRANSACTIONS

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $191,000 and $187,000 for 2023 and 2022, respectively. David Centofanti is the son of our EVP of Strategic Initiatives and a Board member.

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

We have two reporting segments, consisting of the Treatment and Services Segments, which are based on a service offering approach. Our reporting segments exclude our corporate headquarter, business center and our discontinued operations (see “Note 8 – Discontinued Operations”) which do not generate revenues.

The table below shows certain financial information of our reporting segments as of and for the years ended December 31, 2023, and 2022 (in thousands).

Segment Reporting as of and for the year ended December 31, 2023

	Treatment	Services	Segments Total		Corporate (2)	Consolidated Total
Revenue from external customers	$43,477	$46,258	$89,735	(3)(4)	$—	$89,735
Intercompany revenues	290	139	429		—	—
Gross profit	6,876	9,493	16,369		—	16,369
Research and development	418	38	456		105	561
Interest income	—	—	—		606	606
Interest expense	(91)	(27)	(118)		(205)	(323)
Interest expense-financing fees	—	—	—		(93)	(93)
Depreciation and amortization	2,112	397	2,509		59	2,568
Segment income (loss) before income taxes	2,107	5,854	7,961		(7,026)	935
Income tax (benefit) expense	(121)	138	17		—	17
Segment income (loss)	2,228	5,716	7,944		(7,026)	918
Segment assets (1)	40,470	10,239	50,709		28,040 (5)	78,749	(9)
Expenditures for segment assets (net)	1,696	10	1,706		8	1,714	(7)
Total debt	372	—	372		2,376	2,748	(6)

Segment Reporting as of and for the year ended December 31, 2022

	Treatment	Services	Segments Total		Corporate (2)	Consolidated Total
Revenue from external customers	$33,358	$37,241	$70,599	(3)(4)	$—	$70,599
Intercompany revenues	56	213	269		—	—
Gross profit	5,243	4,366	9,609		—	9,609
Research and development	246	23	269		67	336
Interest income	—	—	—		99	99
Interest expense	(74)	(3)	(77)		(98)	(175)
Interest expense-financing fees	—	(1)	(1)		(60)	(61)
Depreciation and amortization	1,710	334	2,044		65	2,109
Segment income (loss) before income taxes	1,531	1,565	3,096		(6,685)	(3,589	)(8)
Income tax benefit	(236)	(133)	(369)		(9)	(378)
Segment income (loss)	1,767	1,698	3,465		(6,676)	(3,211)
Segment assets (1)	37,918	8,473	46,391		24,507 (5)	70,898	(9)
Expenditures for segment assets (net)	866	157	1,023		—	1,023	(7)
Total debt	482	5	487		552	1,039	(6)

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)	The Company performed services relating to waste generated by government clients (domestic), either directly as a prime contractor or indirectly for others as a subcontractor to government entities, representing approximately $70,642,000 or 78.7% of total revenue for 2023 and $59,658,000 or 84.5% of total revenue for 2022. The following reflects such revenue generated by our two segments:

	2023			2022
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$31,448	$39,194	$70,642	$23,752	$35,906	$59,658

(4)	The following table reflects revenue based on customer location:

	2023	2022
United States	$87,669	$69,373
Canada	1,685	406
Germany	206	678
Italy	—	14
Slovenia	87	—
United Kingdom	88	128
Total	$89,735	$70,599

(5)	Amount includes assets from our discontinued operations of $94,000 and $96,000 as of December 31, 2023, and 2022, respectively.

(6)	Net of debt issuance costs of ($170,000) and ($88,000) for 2023 and 2022, respectively (see “Note 9 – Long-Term Debt” for additional information).

(7)	Net of financed amount of $784,000 and $114,000 for the year ended December 31, 2023, and 2022, respectively.

(8)	Includes approximately $1,975,000 recorded as other income under the ERC program under the CARES Act, as amended (see “Note 10 –Employee Retention Credit (“ERC”)” for a discussion of this refund amount).

(9)	Includes long-lived assets for continued operations as follows:

	2023	2022
United States	$19,009	$18,957
Foreign Subsidiaries	—	—
Total	$19,009	$18,957

NOTE 18

EMPLOYEMENT AGREEMENTS AND MIPS

Employment Agreements

On April 20, 2023, the Company entered into employment agreements with each of its executive officers: Mark Duff, President and CEO; Ben Naccarato, EVP and CFO; Dr. Louis Centofanti, EVP of Strategic Initiatives; Andrew Lombardo, EVP of Nuclear and Technical Services; and Richard Grondin, EVP of Waste Treatment Operations (collectively the “New Employment Agreements” and each, individually, the “New Employment Agreement”). The Company had previously entered into employment agreements with each of the aforementioned executive officers on July 22, 2020, all five of which agreements were due to expire on July 22, 2023, but which were terminated effective April 20, 2023, upon the execution of the New Employment Agreements.

Each of the New Employment Agreements are substantially identical except for compensation. Under the New Employment Agreements, each of these executive officers is provided an annual salary, which annual salary may be increased from time to time, but not reduced, as determined by the Compensation Committee. In addition, each of these executive officers is entitled to participate in the Company’s broad-based benefits plans and to certain performance compensation payable under separate Management Incentive Plan (“MIP”) as approved by the Company’s Compensation Committee and the Company’s Board.

Each of the New Employment Agreements is effective for three years from April 20, 2023 (the “Initial Term”) unless earlier terminated by the Company or by the executive officer. At the end of the Initial Term of each New Employment Agreement, each New Employment Agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, the Company or the executive officer provides written notice not to extend the terms of the New Employment Agreement. Mr. Andrew Lombardo retired from the position of EVP of Nuclear and Technical Services effective January 1, 2024. Upon Mr. Lombardo’s retirement from the position of EVP of Nuclear and Technical Services, he no longer was an executive officer of the Company and his employment agreement dated April 20, 2023, was terminated effective January 1, 2024. Mr. Lombardo remains employed by the Company at a reduced capacity, and assists with the transition of his former responsibilities as well as contributing to certain business development matters.

Pursuant to the New Employment Agreements, if the executive officer’s employment is terminated due to death, disability or for cause (as defined in the agreements), the Company will pay to the executive officer or to his estate an amount equal to the sum of any unpaid base salary and accrued unused vacation time through the date of termination and any benefits due to the executive officer under any employee benefit plan (the “Accrued Amounts”) plus any performance compensation payable pursuant to the MIP with respect to the fiscal year immediately preceding the date of termination. In the event that an executive officer’s employment is terminated due to death, the Company will also pay a lump-sum payment (the “Cash Medical Continuation Benefit”) equal to eighteen times the monthly premium that would be required to be paid, pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), to continue group health coverage for the executive officer’s eligible covered dependents in effect on the date of the executive officer’s termination of employment, based on the premium for the first month of COBRA coverage. Such cash payment will be taxable and will be made regardless of whether the executive officer’s eligible covered dependents elect COBRA continuation coverage.

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

MIPs

On January 19, 2023, the Board and the Compensation Committee approved individual MIP for the calendar year 2023 for each of the Company’s executive officers. Each MIP was effective January 1, 2023, and applicable for year 2023. Each MIP provided guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The performance compensation under each of the MIPs was based upon meeting certain of the Company’s separate target objectives during 2023. The total potential target performance compensation payable ranged from 25% to 150% of the 2023 base salary for the CEO ($93,717 to $562,304), 25% to 100% of the 2023 base salary for the CFO ($76,193 to $304,772), 25% to 100% of the 2023 base salary for the EVP of Strategic Initiatives ($63,495 to $253,980), 25% to 100% of the 2023 base salary for the EVP of Nuclear and Technical Services ($76,193 to $304,772), and 25% to 100% ($65,308 to $261,233) of the 2023 base salary for the EVP of Waste Treatment Operations. Total compensation earned under the five 2023 MIPs were approximately $750,000, which is to be paid on or about 90 after year-end, or sooner, based on the Company’s filing of its 2023 Form 10-K. As disclosed above, Mr. Lombardo retired from the position of EVP of Nuclear and Technical Services effective January 1, 2024. He is entitled to compensation earned under his 2023 MIP as EVP of Nuclear and Technical Services.

NOTE 19

SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 13, 2024, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the below.

MIPs

On January 18, 2024, the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) and the Compensation Committee approved individual MIP for the calendar year 2024 for each of our executive officers. Each MIP is effective January 1, 2024 and applicable for year 2024. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The performance compensation under each of the MIPs is based upon meeting certain of the Company’s separate target objectives during 2024. The total potential target performance compensation payable ranges from 25% to 150% of the 2024 base salary for the CEO ($104,287 to $625,733), 29% to 100% of the 2024 base salary for the CFO ($95,681 to $332,811), 25% to 100% of the 2024 base salary for the EVP of Strategic Initiatives ($69,337 to $277,346), and 25% to 100% ($71,317 to $285,267) of the 2024 base salary for the EVP of Waste Treatment Operations.

PF Canada

As discussed in “Note 14 – Commitment and Contingencies - Perma-Fix Canada Inc. (“PF Canada”),” the Company’s subsidiary, PF Canada. has unpaid receivables due from CNL for a previous TOA that PF Canada entered into with CNL in May 2019 for remediation work within Ontario, Canada in which a settlement agreement on the payment of the receivables by CNL was reached, subject to certain conditions/terms precedents being met, including release of certain liens. On January 22, 2024, the Company received approximately $741,000 of the $2,389,000 in unpaid receivables, with the remaining receivables to be paid by CNL upon completion of the settlement conditions/terms, which the Company believes should occur during 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management and our CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	None.

(b)	During the quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date of this Report, information concerning our Board of Directors (the “Board”):

NAME	AGE	POSITION
Lieutenant General (LTG) (ret) Thomas P. Bostick	67	Director
Dr. Louis F. Centofanti	80	Director; EVP of Strategic Initiatives
Mr. Mark J. Duff (1)	61	Director; President and CEO
Ms. Kerry C. Duggan	45	Director
Mr. Joseph T. Grumski	62	Director
The Honorable Joe R. Reeder	76	Director
Mr. Larry M. Shelton	70	Chairman of the Board
The Honorable Zach P. Wamp	66	Director
Mr. Mark A. Zwecker	73	Director

(1)	Mr. Duff was unanimously elected by the Board effective April 20, 2023, to fill a newly created directorship.

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

LTG (ret.) Thomas P. Bostick

LTG (ret.) Bostick, a director since August 2020, is currently the CEO of Bostick Global Strategies, LLC, a position he has held since July 2016. Bostick Global Strategies, LLC provides strategic advisory support in the areas of engineering, environmental sustainability, human resources, biotechnology, education, executive coaching, and Agile Project Management. In February 2021, LTG (ret.) Bostick was selected by U. S. Senator Jack Reed, Chairman of the Senate Armed Services Committee, to serve as a member of the Naming Commission consisting of eight appointed individuals, tasked with renaming Confederate-named military bases and property. LTG (ret.) Bostick previously served (from November 2017 to February 2020) as the COO and President of Intrexon Bioengineering, a division of Intrexon Corporation (formerly Nasdaq: XON; now Nasdaq: PGEN). Intrexon Bioengineering addresses global challenges across food, agriculture, environmental, energy, and industrial fields by advancing biologically engineered solutions to improve sustainability and efficiency. Since October 2020, LTG (ret.) Bostick has served as a board member of CSX Corporation (Nasdaq: CSX), a publicly-held rail transportation company, and since December 2020, as a member of both the Finance Committee and the Governance Committee of CSX Corporation. Since June 2021, LTG (ret.) Bostick has served on the Board of Trustees of Fidelity Equity and High Income Funds overseeing equity funds and high yield funds sponsored by Fidelity Investments, Inc., a privately-owned investment management company. LTG (ret.) Bostick continues to serve as a board member for several other privately-held and nonprofit organizations. LTG (ret.) Bostick was named as one of 2021’s Most Influential Black Corporate Directors by Savoy Magazine, a national publication that showcases and drives positive dialogue about Black culture.

LTG (ret.) Bostick has had a distinguished career in the U.S. military, retiring from the U.S. Army in July 2016 with the rank of Lieutenant General. Prior to his retirement, LTG (ret.) Bostick held a variety of positions within the U.S. Army, including the 53rd Chief of Engineers and Commanding General, U.S. Army Corps of Engineers (2012-2016) and Deputy Chief of Staff and Director of Human Resources, U.S. Army (2009-2012). LTG (ret.) Bostick has been awarded many military honors and decorations during his military career, including the Distinguished Service Medal, the Defense Superior Service Medal, and the Bronze Star Medal.

As a White House Fellow, one of America’s most prestigious programs for leadership and public service, LTG (ret.) Bostick was a special assistant to the Secretary of Veterans Affairs.

LTG (ret.) Bostick graduated with a Bachelor of Science degree from the U.S. Military Academy at West Point and later returned to the Academy to serve as an Associate Professor of Mechanical Engineering. He holds Master’s degrees in Civil Engineering and Mechanical Engineering from Stanford University, an Executive MBA from Oxford University, and a Doctorate in Systems Engineering from George Washington University. He is a Member of the National Academy of Engineering and the National Academy of Construction.

LTG (ret.) Bostick’s distinguished career in both the government and private sectors brings valuable experience and insight into solving complex issues domestically and globally. His extensive knowledge and problem-solving experiences enhance the Board’s ability to address significant challenges in the nuclear market and led the Board to conclude that he should serve as a director.

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

Mark J. Duff

Effective April 20, 2023, Mr. Duff was unanimously elected by the Company’s Board of Directors to serve as a member of Board to fill a newly created directorship. Mr. Duff is currently the Company’s President and CEO, a position he has held since September 2017. Since joining the Company in 2016, Mr. Duff has developed and implemented strategies to meet growth objectives in both the Treatment and Services Segments. In the Treatment Segment, he continues to upgrade each facility to increase efficiency and modernize treatment capabilities to meet the changing markets associated with the waste management industry. This growth includes expansion into additional market sectors including development of new clients in the commercial power and oil and gas industries. In the Services Segment, which encompasses all field operations, he has completed the revitalization of business development programs, which has resulted in increased competitive procurement effectiveness, and broadened the market penetration within both the commercial and government sectors. Within the Services Segment, Mr. Duff has established a team of professionals with experience in conducting safe and efficient field operations while addressing complex technical challenges associated with removal of radioactive and hazardous waste contamination. Mr. Duff has over 39 years of management and technical experience in the DOE and DOD environmental and construction markets as a corporate officer, senior project manager, co-founder of a consulting firm, and federal employee. Mr. Duff has an MBA from the University of Phoenix and received his B.S. from the University of Alabama.

Mr. Duff’s extensive experience in the government sector has proven invaluable in the continuing growth of the Company’s Treatment and Services Segments. Mr. Duff’s comprehensive understanding of the Company’s operations, his proven leadership skills, and his drive for new innovation in this evolving industry and market, led the Board to conclude that he should serve as a director.

Kerry C. Duggan

Ms. Duggan, a director of the Company since May 2021, is the founder of SustainabiliD, a woman-owned advisory services firm working with gamechangers to equitably solve the climate crisis. She was appointed to the faculty and named as the Founding Director of the University of Michigan’s School for Environmental and Sustainability (SEAS) Clinic in Detroit.

In 2021, Ms. Duggan was appointed to the Department of Energy’s prestigious Secretary of Energy Advisory Board (SEAB), serving under Energy Secretary Jennifer Granholm. In February 2021, Michigan Governor Gretchen Whitmer also appointed Duggan to the State of Michigan’s Council on Climate Solutions, to advise on the implementation of the MI Healthy Climate Plan, to reduce greenhouse gas emissions and to transition toward economy-wide carbon neutrality. More recently, Duggan also served on the Governor’s bipartisan Growing Michigan Together Council (Infrastructure &Places Workgroup). In 2020-21, Ms. Duggan was a member of the Biden-Harris Transition Team on the Department of Energy Agency Review Team. In May 2020, Ms. Duggan was named a member of the Biden-Sanders Unity Task Force on Climate Change, serving as one of Biden’s five delegates alongside Gina McCarthy and Sec. John Kerry; and later co-chaired the climate change policy committee and served as a surrogate for the Biden campaign.

Previously, Ms. Duggan served nearly seven years in federal public-service leadership roles, including inside the Obama-Biden White House as Deputy Director for Policy in the Office of then Vice President Joe Biden for energy, environment, climate, and distressed communities. Simultaneously, she served as Deputy Director of the Detroit Federal Working Group to support Detroit’s revitalization. Prior to the White House, Ms. Duggan held several senior roles at the Department of Energy, including as Secretary Moniz’s embedded Liaison to the City of Detroit (where she championed a citywide LED streetlight conversion), and in the Office of Energy Efficiency & Renewable Energy as Director of Stakeholder Engagement, Director of Legislative, Regulatory & Urban Affairs, and as a Senior Policy Advisor.

After her time in federal service, Ms. Duggan co-founded the Smart Cities Lab, was a Partner with the Honorable Thomas J. Ridge’s firm, RIDGE-LANE Limited Partners, and served on the external advisory board of the University of Michigan’s Erb Institute for Global Sustainable Enterprise and was a Board Member at the Global Council for Science and the Environment. She was also briefly a Trustee of the University Liggett School. In 2018, Ms. Duggan was named to the prestigious “40 Under 40” list by Crain’s Detroit Business and their inaugural “Notable Leaders in Sustainability” lists. She previously worked at the League of Conservation Voters in Washington, D.C.

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

Ms. Duggan attended the University of Vermont, where she completed her Bachelor of Science degree in environmental studies. Ms. Duggan also has a Master of Science degree in natural resource policy & behavior from the University of Michigan.

Ms. Duggan’s career in both the government and private sectors brings valuable experience and insight into solving complex issues. Her extensive knowledge and problem-solving experiences, with an Environmental, Social and Governance (“ESG”) mindset and Diversity, Equity and Inclusion (“DEI”) core values, led the Board to conclude that she should serve as a director.

Mr. Joseph T. Grumski

Mr. Grumski, a director of the Company since February 2020, has served since April 2020 as the CEO of TAS Energy Inc. (“TAS”), a wholly-owned subsidiary of Comfort Systems USA, Inc. (NYSE: FIX), a publicly-held company that provides mechanical and electrical contracting services in locations throughout the United States. Mr. Grumski also served as the President of TAS Energy, Inc. from April 2020 to December 2023. Prior to the acquisition of TAS by Comfort Systems USA, Inc., Mr. Grumski served as President and CEO and a board member of TAS from May 2013 to March 2020. From 1997 to February 2013, Mr. Grumski was employed with Science Applications International Corporation (“SAIC”) (NYSE: SAIC), a publicly-held company that provides government services and information technology support. During his employment with SAIC, Mr. Grumski held various senior management positions, including the positions of President of SAIC’s Energy, Environment & Infrastructure (“E2I”) commercial subsidiary and General Manager of the E2I Business Unit. SAIC’s E2I commercial subsidiary and Business Unit is comprised of approximately 5,200 employees performing over $1.1 billion of services for federal, commercial, utility and state customers. Mr. Grumski’s many accomplishments with SAIC included growing SAIC’s $300 million federal environmental business to a top ranked, $1.1 billion business; receiving the National Safety Council “Industry Leader” award in 2009; and receiving highest senior executive performance rating three years in a row. Mr. Grumski began his career with Gulf Oil Company and has progressed through senior level engineering, operations management, and program management positions with various companies, including Westinghouse Electric Corporation and Lockheed Martin, Inc. Mr. Grumski received a B.S. in Mechanical Engineering from The University of Pittsburgh and a M.S in Mechanical Engineering from West Virginia University.

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

The Honorable Joe R. Reeder

Mr. Reeder, a director since 2003, is a principal shareholder of the law firm of Greenberg Traurig LLP, one of the nation’s largest law firms, with 47 offices and 2,700 attorneys worldwide. Mr. Reeder served as Shareholder-in-Charge of the law firm’s Mid-Atlantic Region offices for ten years. His clientele includes celebrities, heads of state, sovereign nations, international corporations, and law firms. As the U.S. Army’s 14th Undersecretary (1993-97), he also served three years as Chairman of the Panama Canal Commission’s Board, overseeing a multibillion-dollar infrastructure program. For the past 22 years, he has served on the Canal’s International Advisory Board. He has written extensively in leading journals on corporate cybersecurity, and has served on the boards of the USO; the National Defense Industry Association (“NDIA”), chairing NDIA’s Ethics Committee; the Armed Services YMCA; the Marshall Legacy Institute; and many other private companies and charitable organizations. Mr. Reeder served as a director of ELBIT Systems of America, LLC, (2005-2020), a subsidiary of Elbit Systems Ltd. (Nasdaq: ESLT), a multi-billion-dollar provider of defense, homeland security, and commercial aviation system solutions. Mr. Reeder has served as director of WashingtonFirst Bank, the bank subsidiary of WashingtonFirst Bankshares, Inc. (Nasdaq: WSBI), from 2004 to 2017; Sandy Spring Bancorp, Inc. (Nasdaq: SASR), from 2018 to 2020; and Trustar Bank, a Virginia state-chartered bank (2022 - present).

After two successive 4-year appointments by Virginia Governors Mark Warner and Tim Kaine, Mr. Reeder served seven years as Chairman of two Commonwealth of Virginia military boards, and 10 years on the USO Board of Governors. Appointed by former Governor Terry McAuliffe to the Virginia Military Institute’s Board of Visitors (2014), he was reappointed in 2018 by former Virginia Governor Ralph Northam, with his term ending in 2022. Mr. Reeder, who has been a television commentator on legal and national security issues, is consistently named a Super Lawyer for Washington, D.C. In May 2018 he was appointed to the United States Court of Federal Claims Advisory Council Bid Protest Committee.

A West Point graduate who served in the 82nd Airborne Division after Ranger School, Mr. Reeder earned his J.D. from the University of Texas, his L.L.M. from Georgetown University, and has devoted his career to resolving complex domestic and international issues. He continues to greatly enhance the Board’s ability to address major challenges in the nuclear market and day-to-day corporate, and Washington D.C.- related challenges.

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

KEY SKILLS/EXPERIENCE	NUBMER OF DIRECTORS
Corporate Governance: Supports management and board accountability, transparency and protection of shareholder interests	9
Financial Literacy: Knowledge of financial reporting, internal controls and procedures and complex financial transactions, as is involved with the Company business	7
Government/DOE/DOD Policies: Significant work experience with government decision makers	9
Business/Investment Structures: Work experience with infrastructure for financial interests and proven success	8
Risk Management and Compliance: Understanding and experience with identification, assessment and oversight of risk management and programs, including cyber-security risks	9
Nuclear Waste Management: Understanding the compliance and environmentally responsible nuclear services and radioactive waste management solutions	7
Environmental Studies: Analytical tools and skills understanding the environment, while emphasizing the role of beliefs, values and ethics of the corporate body	9
Human Capital Management: Experience and understanding talent management and development, executive compensation issues and succession planning efforts	9
Regulatory/Legal Processes: Knowledge of the various regulatory processes governing Perma-Fix business sectors, such as financial, environmental, nuclear, and safety	9
International Work: Experience in overseeing global operations and assessing opportunities and challenges	9

Board Diversity Matrix

The following table reflects the Company’s Board diversity matrix as of the date of this Form 10-K. In addition to gender and demographic diversity, two of our nine current directors are also military veterans.

Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity:
Directors	1	8	-	-
Number of Directors Who Identify in Any of The Categories Below:
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	7	-	-
Two or More Races or Ethnicities	-	1	-	-
LGBTQ	-	-	-	-
Did not Disclose Demographic Background	-	-	-	-

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

We have a separately-designated standing Corporate Governance and Nominating Committee (the “Governance and Nominating Committee”). Members of the Governance and Nominating Committee during 2023 were Joe R. Reeder (Chairperson), Thomas P. Bostick, Kerry C. Duggan and Zach P. Wamp. All members of the Nominating Committee are and were “independent” as that term is defined by current Nasdaq listing standards.

The Governance and Nominating Committee has specific responsibilities which include:

●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of our Board;
●	developing and making recommendations to our Board regarding corporate governance guidelines which include policies and procedures that promote honest and ethical conduct and prohibit conflict of interest in business conduct;
●	overseeing evaluations of the Board’s performance, including committees of the Board; and
●	overseeing Company practices and initiatives with respect to environmental, social and governance matters.

The Governance and Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board and the nominees for election as directors at each annual meeting of stockholders. In making such recommendations, the Governance and Nominating Committee takes into account information provided to them from the candidates, as well as the Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Committee deems appropriate. The Company’s Bylaws sets forth certain minimum director qualifications to qualify as a nominee for election as a director. To qualify for nomination or for election as a director, an individual must:

●	be an individual at least 21 years of age who is not under legal disability;
●	have the ability to be present, in person, at all regular and special meetings of the Board of Directors;
●	not serve on the boards of more than three other publicly-held companies;
●	satisfy the director qualification requirements of all environmental and nuclear commissions, boards or similar regulatory or law enforcement authorities to which the Company is subject so as not to cause the Company to fail to satisfy any of the licensing requirements imposed by any such authority;
●	not be affiliated with, employed by or be a representative of, or have or acquire a material personal involvement with, or material financial interest in, any “Business Competitor” (as defined in the Bylaws);
●	not have been convicted of a felony or of any misdemeanor involving moral turpitude; and

●	have been nominated for election to the Board of Directors in accordance with the terms of the Bylaws.

In addition to the minimum director qualifications as mentioned above, in order for any proposed nominee to be eligible to be a candidate for election to the Board of Directors, such candidate must deliver to the Governance and Nominating Committee a completed questionnaire with respect to the background, qualifications, stock ownership and independence of such proposed nominee. The Governance and Nominating Committee reviews each candidate’s qualifications to include considerations of:

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

The Governance and Nominating Committee does not assign specific weight to any particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Governance and Nominating Committee does not have a formal policy for the consideration of diversity in identifying nominees for directors. However, diversity is one of the many factors taken into account when considering potential candidates to serve on the Board of Directors. The Company recognizes that diversity in professional and life experiences may include consideration of gender, race, cultural background or national origin, in identifying individuals who possess the qualifications that the Governance and Nominating Committee believes are important to be represented on the Board. The Company also views and values diversity from the perspective of professional and life experiences, as well as geographic location, representative of the markets in which we do business. The Company believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Company’s goal of creating a board of directors that best serves our needs and those of our shareholders.

Stockholder Nominees

The Governance and Nominating Committee will consider properly submitted stockholder nominations for candidates for membership on the Board from stockholders who meet each of the requirements set forth in the Bylaws, including, but not limited to, the requirements that any such stockholder own at least 1% of the Company’s shares of the Common Stock entitled to vote at the meeting on such election, has held such shares continuously for at least one full year, and continuously holds such shares through and including the time of the annual or special meeting. Nominations of persons for election to the Board may be made at any Annual Meeting of Stockholders, or at any Special Meeting of Stockholders called for the purpose of electing directors. Any stockholder nomination (“Proposed Nominee”) must comply with the requirements of the Company’s Bylaws and the Proposed Nominee must meet the minimum qualification requirements as discussed above. For a nomination to be made by a stockholder, such stockholder must provide advance written notice to the Governance and Nominating Committee, delivered to the Company’s principal executive office address (i) in the case of an Annual Meeting of Stockholders, no later than the 90th day nor earlier than the 120th day prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; and (ii) in the case of a Special Meeting of Stockholders called for the purpose of electing directors, not later than the 10th day following the day on which public disclosure of the date of the Special Meeting of Stockholders is made.

The Governance and Nominating Committee will evaluate the qualification of the Proposed Nominee and the Proposed Nominee’s disclosure and compliance requirements in accordance with the Company’s Bylaws. If the Board, upon the recommendation of the Governance and Nominating Committee, determines that a nomination was not made in accordance with the Company’s Bylaws, the Chairman of the Meeting shall declare the nomination defective and it will be disregarded.

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

Mark A. Zwecker, a current member of our Board, continues to serve as the Independent Lead Director, a position he has held since February 2010. The Lead Director’s role includes:

●	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
●	acting as liaison between directors, committee chairs and management;
●	serving as an information source for directors and management; and
●	carrying out responsibilities as the Board may delegate from time to time.

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

BOARD OF DIRECTOR INDEPENDENCE

The Board has determined that each director, other than Dr. Centofanti and Mark Duff, is “independent” within the meaning of applicable Nasdaq rules. Each of Dr. Centofanti and Mark Duff is not deemed to be an “independent director” because of his employment as an executive officer of the Company.

COMPENSATION AND STOCK OPTION COMMITTEE

The Compensation and Stock Option Committee (the “Compensation Committee”) reviews and recommends to the Board the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Compensation Committee also administers the Company’s stock option plans. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement. It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. No compensation consultant was employed during 2023. Members of the Compensation Committee during 2023 were Joseph T. Grumski (Chairperson), Zach P. Wamp and Mark A. Zwecker. None of the members of the Compensation Committee has been or is an officer or employee of the Company or has had or has any relationship with the Company requiring disclosure under applicable Commission regulations.

STRATEGIC ADVISORY COMMITTEE

We have a separately designated Strategic Advisory Committee (the “Strategic Committee”). The primary functions of the Strategic Committee are to investigate and evaluate strategic alternatives available to the Company and to work with management on long-range strategic planning and identification of potential new business opportunities. The members of the Strategic Advisory Committee are Dr. Louis Centofanti (Chairperson), Kerry C. Duggan, Joe R. Reeder, and Zach P. Wamp, who replaced Mark A. Zwecker, effective October 19, 2023.

The Board has adopted a written charter for each of the Audit Committee, the Compensation Committee, the Governance and Nominating Committee, and the Strategic Advisory Committee, each of which is available on our website at https://ir.perma-fix.com/governance-docs.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Mr. Mark Duff	61	President and CEO
Mr. Ben Naccarato	61	CFO, EVP, and Secretary
Dr. Louis Centofanti	80	EVP of Strategic Initiatives
Mr. Richard Grondin	65	EVP of Waste Treatment Operations
Mr. Andrew Lombardo (1)	64	EVP of Nuclear and Technical Services

(1)	Mr. Andrew Lombardo retired from the position of EVP of Nuclear and Technical Services effective January 1, 2024, a position he had held since January 2020. Upon Mr. Lombardo’s retirement from the position of EVP of Nuclear and Technical Services, he no longer is considered an executive officer of the Company. Mr. Lombardo remains employed by the Company at a reduced capacity, and assists with the transition of his former responsibilities as well as contributing to certain business development matters.

Mr. Mark Duff

See “Director – Mark J. Duff” in this section for information on Mr. Duff.

Mr. Ben Naccarato

Mr. Naccarato has served as the Company’s CFO since February 2009. Mr. Naccarato joined the Company in September 2004, holding the positions of Vice President of Finance for the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer. Mr. Naccarato has over 35 years of experience in senior financial positions in the waste management and used oil industries. Mr. Naccarato was the CFO of a privately-held company in the fuel distribution and used waste oil industry from 2002 to 2004 and prior to that served in numerous senior financial roles in the waste management industry in both the US and Canada. Mr. Naccarato is a graduate of the University of Toronto with a Bachelor of Commerce and Finance Degree and is a Chartered Professional Accountant, Certified Management Accountant (CPA, CMA).

Since March 2021, Mr. Naccarato has served as an independent director and as a member of the Audit Committee, the Compensation Committee, and the Strategic Initiatives Committee of PyroGenesis Canada, Inc., a high-tech company involved in the design, development, manufacture and commercialization of advanced plasma processes and products and whose stock is listed for trading on the Toronto Stock Exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2023 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

Schelhammer Capital Bank AG, a banking institution regulated by the banking regulations of Austria, has represented to the Company that as of February 1, 2024, it holds of record as a nominee for, and as an agent of, certain accredited investors, 1,837,572 shares of our Common Stock. Schelhammer Capital Bank AG has also represented to the Company that none of the investors, individually or as a group, as the term “group” is defined under Rule 13d-5(b) of the Exchange Act, beneficially owns more than 4.9% of our Common Stock. Additionally, the investors for whom Schelhammer Capital Bank AG acts as nominee with respect to such shares maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Schelhammer Capital Bank AG has neither voting nor investment power over such shares. Accordingly, Schelhammer Capital Bank AG believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Schelhammer Capital Bank AG’s name because (a) Schelhammer Capital Bank AG holds the Common Stock as a nominee only, (b) Schelhammer Capital Bank AG has neither voting nor investment power over such shares, and (c) Schelhammer Capital Bank AG has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Schelhammer Capital Bank AG.

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

Summary Compensation

The following table summarizes the total compensation of the Company’s named executive officers (“NEOs”) for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($)		($) (3)	($) (4)	($) (5)	($)

Mark Duff	2023	382,367	—		140,840	187,435	37,453	748,095
President and CEO	2022	374,870	—		—	—	41,270	416,140
	2021	350,341	—		175,518	—	37,121	562,980

Ben Naccarato	2023	310,867	—		80,480	152,386	51,744	595,477
EVP and CFO	2022	304,772	—		—	—	51,484	356,256
	2021	284,830	—		87,759	—	45,440	418,029

Dr. Louis Centofanti	2023	259,060	—		60,360	126,990	39,015	485,425
EVP of Strategic Initiatives	2022	253,980	—		—	—	38,776	292,756
	2021	237,361	—		70,207	—	35,836	343,404

Andy Lombardo (1)	2023	310,867	50,000	(2)	60,360	152,386	16,212	589,825
EVP of Nuclear & Technical Services	2022	304,772	—		—	—	15,088	319,860
	2021	284,830	—		87,759	—	15,500	388,089

Richard Grondin	2023	266,458	—		60,360	130,617	40,890	498,325
EVP of Waste Treatment Operations	2022	261,233	—		—	—	38,240	299,473
	2021	244,140	—		87,759	—	33,943	365,842

(1)	Mr. Andrew Lombardo retired from the position of EVP of Nuclear and Technical Services effective January 1, 2024. Upon Mr. Lombardo’s retirement from the position of EVP of Nuclear and Technical Services, he no longer was an executive officer of the Company. Mr. Lombardo remains employed by the Company at a reduced capacity, and assists with the transition of his former responsibilities as well as contributing to certain business development matters. Amounts reflected in the table reflects compensation earned by Mr. Lombardo as EVP of Nuclear and Technical Services.

(2)	Reflects a discretionary bonus earned by Mr. Lombardo which was approved by the Company’s Compensation Committee. Remaining $25,000 of the $50,000 was paid in January 2024.

(3)	Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation.” Assumptions used in the calculation of this amount are included in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 6 – Capital Stock, Stock Plans, Warrants and Stock Based Compensation.”

(4)	Represents performance compensation earned under the Company’s 2023 Management Incentive Plans (“MIPs”). The MIP for each individual in the table is described under the heading “2023 MIPs.” Compensation earned under the 2023 MIPs is to be paid on or about 90 days after year-end, or sooner based on final Form 10-K filing.

(5)	The amount shown for 2023 includes a monthly automobile allowance, insurance premiums (health, disability and life) paid by the Company on behalf of the NEO, and 401(k) matching contributions.

Name	Insurance Premium	Auto Allowance	401(k) match	Total
Mark Duff	$22,107	$9,000	$6,346	$37,453
Ben Naccarato	$35,244	$9,000	$7,500	$51,744
Dr. Louis Centofanti	$24,390	$9,000	$5,625	$39,015
Andy Lombardo	$—	$9,000	$7,212	$16,212
Richard Grondin	$24,390	$9,000	$7,500	$40,890

Pay Versus Performance Table

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company.

Year	Summary Compensation Table (SCT) Total for Principal Executive Officer (PEO)(1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non- PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (5)	Net income (loss) (6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$748,095	$999,730	$542,263	$661,212	$132	$485,000

2022	$416,140	$276,985	$317,086	$250,745	$59	$(3,816,000)

2021	$562,980	$526,242	$378,841	$364,503	$106	$671,000

(1)	Reflect amount for Mark Duff, President and CEO for each corresponding year in the “Total Compensation” column of the Summary Compensation Table above.

(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Duff, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Duff during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Duff’s total compensation for each year to determine the “compensation actually paid” under Item 402(v) of Regulation S-K:

	Reported Summary Compensation Table	Reported Value of Equity	Equity Award	Compensation Actually
	Total for PEO	Awards (a)	Adjustments (b)	Paid to PEO
Year	($)	($)	($)	($)
2023	$748,095	$(140,840)	$392,475	$999,730

2022	$416,140	$-	$(139,155)	$276,985

2021	$562,980	$(175,518)	$138,780	$526,242

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” column in the Summary Compensation Table for the applicable year.

(b)	The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Award Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Award Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2023	$245,070	$101,015	$-	$46,390	$-	$-	$392,475

2022	$-	$(99,870)	$-	$(39,285)	$-	$-	$(139,155)

2021	$147,050	$(3,860)	$-	$(4,410)	$-	$-	$138,780

(3)	Reflect the average of the amounts reported for the Company’s NEO as a group (excluding Mr. Duff) in the “Total Compensation” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs (excluding Mr. Duff) included for purposes of calculating the average amounts in each applicable year were Ben Naccarato, CFO; Dr. Louis Centofanti, EVP of Strategic Initiatives; Andy Lombardo, EVP of Nuclear and Technical Services; and Richard Grondin, EVP of Waste Treatment Operations.

(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Duff), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to NEOs as a group (excluding Mr. Duff) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group (excluding Mr. Duff) for each year to determine the compensation actually paid, using the same methodology described in Note (2):

	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Average Reported Value of Equity Awards	Average Equity Award Adjustments (a)	Average Compensation Actually Paid to Non-PEO NEOs
Year	($)	($)	($)	($)
2023	$542,263	$(65,390)	$184,339	$661,212

2022	$317,086	$-	$(66,341)	$250,745

2021	$378,841	$(83,371)	$69,033	$364,503

(a) The amount deduced or added in calculating the total average equity adjustments are as follows:

	Average Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Average Year over Year Change in Fair Value of Outstanding and Unvested Equity Award Granted in Prior Years	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Year over Year Change in Fair Value of Equity Award Granted in Prior Years that Vested in the Year	Average End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Average Total Equity Award Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2023	$113,783	$48,478	$-	$22,078	$-	$-	$184,339

2022	$-	$(48,134)	$-	$(18,207)	$-	$-	$(66,341)

2021	$69,849	$(1,127)	$-	$311	$-	$-	$69,033

(5)	Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends (which is none for the Company) for the measurement period, assuming dividend reinvestment, and the difference between our share price at the end and the beginning of the measurement period by our share price at the beginning of the measurement period.

(6)	The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

All information provided in the “Pay Versus Performance” table above and the related disclosures will not be deemed to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2023

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Mark Duff	20,000	(2)	5,000	(2)		3.150	1/17/2025
	20,000	(3)	30,000	(3)		7.005	10/14/2027
	—	(4)	70,000	(4)		3.950	1/19/2029

Ben Naccarato	12,000	(2)	3,000	(2)		3.150	1/17/2025
	10,000	(3)	15,000	(3)		7.005	10/14/2027
	—	(4)	40,000	(4)		3.950	1/19/2029

Dr. Louis Centofanti	12,000	(2)	3,000	(2)		3.150	1/17/2025
	8,000	(3)	12,000	(3)		7.005	10/14/2027
	—	(4)	30,000	(4)		3.950	1/19/2029

Andy Lombardo	6,000	(2)	2,000	(2)		3.150	1/17/2025
	10,000	(3)	15,000	(3)		7.005	10/14/2027
	—	(4)	30,000	(4)		3.950	1/19/2029

Richard Grondin	—	(2)	2,000	(2)		3.150	1/17/2025
	10,000	(3)	15,000	(3)		7.005	10/14/2027
	—	(4)	30,000	(4)		3.950	1/19/2029

(1)	Pursuant to each of the employment agreements between the Company and, respectively, Mark Duff, Ben Naccarato, Dr. Louis Centofanti, Andy Lombardo, and Richard Grondin, each dated April 20, 2023, in the event of a change in control, death of the executive officer, the executive officer terminates his employment for “good reason” or the executive officer is terminated by the Company without cause, each outstanding option and award shall immediately become exercisable in full (see “Employment Agreements” below for further discussion of the events pursuant to which accelerated exercise of the respective NEO’s outstanding options can arise).

(2)	Incentive stock option granted on January 17, 2019 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

(3)	Incentive stock option granted on October 14, 2021 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

(4)	Incentive stock option granted on January 19, 2023 under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years with one-fifth yearly vesting over a five-year period.

Option Exercises

The table below reflects options exercised by our NEO in 2023:

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
Mark Duff	66,968	(1)	$740,000	(1)

Ben Naccarato	33,484	(2)	$370,000	(2)

Louis Centofanti	33,484	(3)	$370,000	(3)

Andy Lombardo	8,398	(4)	$100,740	(4)

Richard Grondin	12,882	(5)	$130,300	(5)
	5,509	(6)	$55,720	(6)

(1)	On May 22, 2023, Mr. Duff exercised 100% of his ISO granted to him on July 27, 2017 under the Company’s 2017 Stock Option Plan for the purchase of up to 100,000 shares (Option Shares) of the Company’s Common Stock at $3.65 per share. As permitted by the 2017 Stock Option Plan, Mr. Duff elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $365,000. Since the fair market value of the Company’s Common Stock on May 22, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $11.05 per share, the Company withheld 33,032 shares of Common Stock ($365,000 divided by $11.05) to pay the aggregate exercise price for the Option Shares and issued 66,968 shares to Mr. Duff. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.65) per share of the Option Shares multiplied by the 100,000 Option Shares exercised, and (b) the market value ($11.05) on the date of exercise of the Option Shares times the 100,000 Option Shares exercised.

(2)	On May 22, 2023, Mr. Naccarato exercised 100% of his ISO granted to him on July 27, 2017 under the Company’s 2017 Stock Plan for the purchase of up to 50,000 shares (Option Shares) of the Company’s Common Stock at $3.65 per share. As permitted by the 2017 Stock Option Plan, Mr. Naccarato elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $182,500. Since the fair market value of the Company’s Common Stock on May 22, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $11.05 per share, the Company withheld 16,516 shares of Common Stock ($182,500 divided by $11.05) to pay the aggregate exercise price for the Option Shares and issued 33,484 shares to Mr. Naccarato. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.65) per share of the Option Shares multiplied by the 50,000 Option Shares exercised, and (b) the market value ($11.05) on the date of exercise of the Option Shares times the 50,000 Option Shares exercised.

(3)	On May 22, 2023, Dr. Louis Centofanti exercised 100% of his ISO granted to him on July 27, 2017 under the Company’s 2017 Stock Plan for the purchase of up to 50,000 shares (Option Shares) of the Company’s Common Stock at $3.65 per share. As permitted by the 2017 Stock Option Plan, Dr. Centofanti elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $182,500. Since the fair market value of the Company’s Common Stock on May 22, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $11.05 per share, the Company withheld 16,516 shares of Common Stock ($182,500 divided by $11.05) to pay the aggregate exercise price for the Option Shares and issued 33,484 shares to Dr. Centofanti. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.65) per share of the Option Shares multiplied by the 50,000 Option Shares exercised, and (b) the market value ($11.05) on the date of exercise of the Option Shares times the 50,000 Option Shares exercised.

(4)	On March 28, 2023, Mr. Lombardo exercised 100% of his remaining ISO granted to him on October 19, 2017 under the Company’s 2017 Stock plan for the purchase of up to 12,000 shares (Option shares) of the Company’s Common Stock at $3.60 per share. As permitted by the 2017 Stock Option Plan, Mr. Lombardo elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $43,200. Since the fair market value of the Company’s Common Stock on March 28, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $11.995 per share, the Company withheld 3,602 shares of Common Stock ($43,200 divided by $11.995) to pay the aggregate exercise price for the Option Shares and issued 8,398 shares to Mr. Lombardo. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.60) per share of the Option Shares multiplied by the 12,000 Option Shares exercised, and (b) the market value ($11.995) on the date of exercise of the Option Shares times the 12,000 Option Shares exercised.

(5)	On October 2, 2023, Mr. Grondin exercised 100% of an ISO granted to him on October 19, 2017 under the Company’s 2017 Stock Option Plan for the purchase of up to 20,000 shares (Option Shares) of the Company’s Common Stock at $3.60 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $72,000. Since the fair market value of the Company’s Common Stock on October 2, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $10.115 per share, the Company withheld 7,118 shares of Common Stock ($72,000 divided by $10.115) to pay the aggregate exercise price of the option and issued 12,882 shares to Mr. Grondin. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.60) per share of the Option Shares multiplied by the 20,000 Option Shares exercised, and (b) the market value ($10.115) on the date of exercise of the Option Shares times the 20,000 Option Shares exercised.

(6)	On October 2, 2023, Mr. Grondin exercised the vested portion of an ISO granted to him on January 17, 2019 under the Company’s 2017 Stock Option Plan for the purchase of 8,000 shares (Option Shares) of the Company’s Common Stock at $3.15 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $25,200. Since the fair market value of the Company’s Common Stock on October 2, 2023, (as determined in accordance with the 2017 Stock Option Plan) was $10.115 per share, the Company withheld 2,491 shares of Common Stock ($25,200 divided by $10.115) to pay the aggregate exercise price of the option and issued 5,509 shares to Mr. Grondin. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.15) per share of the Option Shares multiplied by the 8,000 Option Shares exercised, and (b) the market value ($10.115) on the date of exercise of the Option Shares times the 8,000 Option Shares exercised.

Employment Agreements

On April 20, 2023, upon recommendation by the Compensation Committee and approval by the Board, the Company entered into employment agreements with each of Mark Duff, President and CEO, Ben Naccarato, EVP and CFO, Dr. Louis Centofanti, EVP of Strategic Initiatives, Andrew Lombardo, EVP of Nuclear and Technical Services, and Richard Grondin, EVP of Waste Treatment Operations (collectively the “New Employment Agreements” and each, individually, a “New Employment Agreement”).” The Company had previously entered into employment agreements with each of Mark Duff, Ben Naccarato, Dr. Louis Centofanti, Andrew Lombardo and Richard Grondin on July 22, 2020, all five of which agreements were due to expire on July 22, 2023, but which were terminated effective April 20, 2023 upon the execution of the New Employment Agreements.

Each of the New Employment Agreements, which are substantially identical except for compensation, are effective April 20, 2023. Under the New Employment Agreements, each of these executive officers is provided an annual salary, which annual salary may be increased from time to time, but not reduced, as determined by the Compensation Committee. In addition, each of these executive officers is entitled to participate in the Company’s broad-based benefits plans and to certain performance compensation payable under separate MIPs as approved by the Company’s Compensation Committee and the Company’s Board. The Company’s Compensation Committee and the Board approved individual 2023 MIPs on January 19, 2023 (which were effective January 1, 2023 and applicable for the 2023 fiscal year) for each of the executive officers (see discussion of each of the 2023 MIPs below under “2023 MIPs”).

Each of the New Employment Agreements is effective for three years from April 20, 2023 (the “Initial Term”) unless earlier terminated by the Company or by the executive officer. At the end of the Initial Term of each New Employment Agreement, each New Employment Agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, the Company or the executive officer provides written notice not to extend the terms of the New Employment Agreement. Mr. Andrew Lombardo retired from the position of EVP of Nuclear and Technical Services effective January 1, 2024. Upon Mr. Lombardo’s retirement from the position of EVP of Nuclear and Technical Services, he no longer was an executive officer of the Company. Upon his retirement as EVP of Nuclear and Technical Services, his employment agreement dated April 20, 2023, was terminated effective January 1, 2024. Mr. Lombardo remains employed by the Company at a reduced capacity, and assists with the transition of his former responsibilities as well as contributing to certain business development matters.

Pursuant to the New Employment Agreements, if the executive officer’s employment is terminated due to death, disability or for cause (as defined in the agreements), the Company will pay to the executive officer or to his estate an amount equal to the sum of any unpaid base salary and accrued unused vacation time through the date of termination and any benefits due to the executive officer under any employee benefit plan (the “Accrued Amounts”) plus any performance compensation payable pursuant to the executive officer’s MIP with respect to the fiscal year immediately preceding the date of termination. In the event that an executive officer’s employment is terminated due to death, the Company will also pay a lump-sum payment (the “Cash Medical Continuation Benefit”) equal to eighteen times the monthly premium that would be required to be paid, pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), to continue group health coverage for the executive officer’s eligible covered dependents in effect on the date of the executive officer’s termination of employment, based on the premium for the first month of COBRA coverage. Such cash payment will be taxable and will be made regardless of whether the executive officer’s eligible covered dependents elect COBRA continuation coverage.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential (estimated) payments and benefits to which each executive officer would be entitled upon termination of employment by the executive officer for “good reason” or by the Company “without cause,” or following a Change in Control of the Company, as specified under each of their respective Employment Agreements with the Company, assuming each circumstance described below occurred on December 31, 2023, the last day of our most recent fiscal year. Such potential payments include any Accrued Amounts (accrued base salary earned for 2023 but paid in 2024, as well as accrued unused vacation/sick time and other vested benefits under the Company plans in which the executive officer participates). The executive officer is not entitled to payment of any benefits upon termination for cause or resignation without good reason other than for Accrued Amounts.

	By Executive for Good Reason or by
Name and Principal Position	Company Without		Change in Control
Potential Payment/Benefit	Cause		of the Company

Mark Duff
President and CEO
Base salary and Accrued Amounts	$791,176	(1)	$791,176	(1)
Performance compensation	$374,870	(2)	$374,870	(2)
Stock Options	$435,650	(3)	$435,650	(3)
Cash Medical Benefit Cotinuation	$32,814	(4)	$32,814	(4)

Ben Naccarato
EVP and CFO
Base salary and Accrued Amounts	$682,857	(1)	$682,857	(1)
Performance compensation	$304,772	(2)	$304,772	(2)
Stock Options	$249,225	(3)	$249,225	(3)
Cash Medical Benefit Cotinuation	$54,144	(4)	$54,144	(4)

Dr. Louis Centofanti
EVP of Strategic Initiatives
Base salary and Accrued Amounts	$674,187	(1)	$674,187	(1)
Performance compensation	$253,980	(2)	$253,980	(2)
Stock Options	$205,700	(3)	$205,700	(3)
Cash Medical Benefit Cotinuation	$37,415	(4)	$37,415	(4)

Andy Lombardo
EVP of Nuclear and Technical Services
Base salary and Accrued Amounts	$652,427	(1)	$652,427	(1)
Performance compensation	$304,772	(2)	$304,772	(2)
Stock Options	$176,985	(3)	$176,985	(3)
Cash Medical Benefit Cotinuation	$—	(4)	$—	(4)

Richard Grondin
EVP of Waste Treatment Operations
Base salary and Accrued Amounts	$626,791	(1)	$626,791	(1)
Performance compensation	$261,234	(2)	$261,234	(2)
Stock Options	$148,665	(3)	$148,665	(3)
Cash Medical Benefit Cotinuation	$37,415	(4)	$37,415	(4)

(1)	Represents two times the base salary of the executive officer at December 31, 2023, plus “Accrued Amounts.”

(2)	Represents two times the performance compensation earned for fiscal year 2023 (see “2023 MIPs” below).

(3)	Benefit is calculated based on the difference between the exercise price of each option and the market value of the Company’s Common Stock per share (as reported on the Nasdaq) at December 31, 2023 times the number of options outstanding at December 31, 2023. Benefit excludes options which were out-of-the-money at December 31, 2023.

(4)	Represents a lump-sum payment equal to eighteen times the monthly premium that would be required to be paid to continue group health coverage for the executive officer’s eligible covered dependents in effect on the date of the executive officer’s termination of employment as defined in the employment agreement,

2023 Executive Compensation Components

For the fiscal year ended December 31, 2023, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites.

Based on the amounts set forth in the Summary Compensation table, during 2023, salary accounted for approximately 52.4% of the total compensation of our NEOs, while equity option awards, MIP compensation, bonus and other compensation accounted for approximately 47.6% of the total compensation of the NEOs.

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

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit-based salary increases for executives are based on the Compensation Committee’s assessment of the individual’s performance. The base salary and potential annual base salary adjustments for the NEOs are set forth in their respective employment agreements. On October 19, 2023, the Compensation Committee and the Board approved a base salary increase adjustment, effective January 1, 2024, of seven percent for the CEO and five percent for each of the CFO, EVP of Strategic Initiatives, and the EVP of Waste Treatment Operations. The following reflects the base salary for each of the NEOs on January 1, 2024, after the base salary increase: $417,155 for the CEO; $332,811 for the CFO; $277,346 for the EVP of Strategic Initiatives; and $285,267 for the EVP of Waste Treatment Operations.

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

2023 MIPs

On January 19, 2023, the Compensation Committee and the Board approved individual MIPs for the calendar year 2023 for each of the NEOs. Each of the MIPs was effective January 1, 2023.

The performance compensation payable under each MIP was based upon meeting certain of the Company’s separate target objectives during 2023 as described in each of the MIPs below, provided, however, no performance compensation was to be paid for attaining any of the Company’s separate target objectives unless a minimum of 75% of the EBITDA target objective was achieved. The Compensation Committee believes performance compensation payable under each of the MIPs should be based on achievement of at least 75% of EBITDA (earnings before interest, taxes, depreciation and amortization), a non-U.S. GAAP (accounting principles generally accepted in the United States of America) financial measurement, as the Company believes that this target provides a better indicator of operating performance as it excludes certain non-cash items. EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under U.S. GAAP.

In formulating certain targets set forth in the MIPs, the Compensation Committee and the Board considered the Board-approved budget for 2023, economic conditions (continued potential impact of COVID-19), forecasts for 2023 government spending, as well as the Compensation Committee’s expectation for performance that in its estimation would warrant payment of incentive cash compensation.

Performance compensation amounts earned under the 2023 MIPs are to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2023. For 2023, a total of approximately $750,000 was earned by the NEOs under the MIPs. See “Compensation Earned Under 2023 MIPs” below for amount earned by each NEO under his respective MIP.

The Compensation Committee retained the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total to be paid to the NEOs under the 2023 MIPs may not exceed 50% of the Company’s pre-tax net income prior to the calculation of performance compensation.

The following schedules reflect performance compensation that was payable under each of the 2023 MIPs, along with a description of the target objectives.

CEO MIP:

Annualized Base Pay:	$374,870
Performance Incentive Compensation Target (at 100% of Plan):	$187,435
Total Annual Target Compensation (at 100% of Plan):	$562,305

Perma-Fix Environmental Services, Inc.
2023 Management Incentive Plan
CEO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$9,372	$18,744	$32,132	$45,520	$72,297

EBITDA (2)	56,229	112,461	192,790	273,120	433,778

Health & Safety (3) (6)	14,058	28,115	28,115	28,115	28,115

Permit & License Violations (4) (6)	14,058	28,115	28,115	28,115	28,115
	$93,717	$187,435	$281,152	$374,870	$562,305

CFO MIP:

Annualized Base Pay:	$304,772
Performance Incentive Compensation Target (at 100% of Plan):	$152,386
Total Annual Target Compensation (at 100% of Plan):	$457,158

Perma-Fix Environmental Services, Inc.
2023 Management Incentive Plan
CFO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$7,619	$15,239	$25,035	$33,743	$40,273

EBITDA (2)	57,146	114,289	150,209	202,455	241,641

Health & Safety (3) (6)	5,714	11,429	11,429	11,429	11,429

Permit & License Violations (4) (6)	5,714	11,429	11,429	11,429	11,429
	$76,193	$152,386	$198,102	$259,056	$304,772

EVP of Strategic Initiatives MIP:

Annualized Base Pay:	$253,980
Performance Incentive Compensation Target (at 100% of Plan):	$126,990
Total Annual Target Compensation (at 100% of Plan):	$380,970

Perma-Fix Environmental Services, Inc.
2023 Management Incentive Plan
EVP OF STRATEGIC INITIATIVES MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$6,350	$12,699	$20,863	$28,119	$33,562

EBITDA (2)	47,621	95,243	125,176	168,716	201,370

Health & Safety (3) (6)	4,762	9,524	9,524	9,524	9,524

Permit & License Violations (4) (6)	4,762	9,524	9,524	9,524	9,524
	$63,495	$126,990	$165,087	$215,883	$253,980

EVP of Waste Treatment Operations MIP:

Annualized Base Pay:	$261,233
Performance Incentive Compensation Target (at 100% of Plan):	$130,617
Total Annual Target Compensation (at 100% of Plan):	$391,850

Perma-Fix Environmental Services, Inc.
2023 Management Incentive Plan
EVP OF WASTE TREATMENT OPERATIONS MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$6,531	$13,062	$18,660	$26,123	$31,721

EBITDA (2)	39,185	78,371	111,958	156,741	190,328

Health & Safety (3) (6)	9,796	19,592	19,592	19,592	19,592

Permit & License Violations (4) (6)	9,796	19,592	19,592	19,592	19,592
	$65,308	$130,617	$169,802	$222,048	$261,233

EVP of Nuclear and Technical Services MIP:

Annualized Base Pay:	$304,772
Performance Incentive Compensation Target (at 100% of Plan):	$152,386
Total Annual Target Compensation (at 100% of Plan):	$457,158

Perma-Fix Environmental Services, Inc.
2023 Management Incentive Plan
EVP OF NUCLEAR & TECHNICAL SERVICES MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$7,619	$15,239	$21,769	$30,477	$37,008

EBITDA (2)	45,716	91,431	130,617	182,863	222,048

Health & Safety (3) (6)	11,429	22,858	22,858	22,858	22,858

Cost Performance Incentive (5) (6)	11,429	22,858	22,858	22,858	22,858
	$76,193	$152,386	$198,102	$259,056	$304,772

(1)	Revenue was defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2023 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue for 2023 to the Board-approved revenue target for 2023.

(2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations. The percentage achieved was determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2023.

(3)	The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents (“WCLTA”), as provided by the Company’s Worker’s Compensation carrier. For the EVP of Nuclear and Technical Services and the EVP of Waste Treatment Operations, the incentive target was based on actual number of WCLTA in the Services and Treatment Segments only, respectively. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding performance target thresholds was established for the annual Incentive Compensation Plan calculation for 2023.

Work Comp. Claim Number	Performance Target Achieved
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

(4)	Permits or License Violations incentive was earned/determined according to the scale set forth below: An “official notice of non-compliance” was defined as an official communication during 2023 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s) which included a material financial obligation, as determined by the Company’s Board of Directors in their sole discretion, to the Company .

Permit and License Violations	Performance Target Achieved
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

(5)	CPI incentive was earned/determined by maintaining project performance metrics for all Firm Fixed Price task orders and projects to include monitoring CPI based on recognized earned value calculations. As defined through monthly project reviews, all CPI metrics should exceed 1.0 for Nuclear Services Projects. A cumulative CPI (CCPI) was calculated from all fixed cost contracts. The following CCPI and corresponding performance target thresholds were established for annual incentive compensation plan calculation for 2023.

CPI (if CCPI is)	Performance Target Achieved
0.75-0.89	75%-89%
0.90-1.10	90%-110%
1.11-1.29	111%-129%
1.30-1.50	130%-150%
>1.50	>150%

(6)	No performance incentive compensation was payable for the target objective unless a minimum of 75% of the EBITDA target objective was achieved.

Compensation Earned Under 2023 MIPs

The following tables set forth the MIP compensation earned by the CEO, CFO, EVP of Strategic Initiatives, EVP of Nuclear and Technical Services and the EVP of Waste Treatment Operations for fiscal year 2023:

CEO
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	90%-110%	$18,744
EBITDA	90%-110%	112,461
Health & Safety	90%-110%	28,115
Permit & License Violations	>150%	28,115
Total Performance Compensation		$187,435

CFO
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	90%-110%	$15,239
EBITDA	90%-110%	114,289
Health & Safety	90%-110%	11,429
Permit & License Violations	>150%	11,429
Total Performance Compensation		$152,386

EVP of Strategic Initiatives
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	90%-110%	$12,699
EBITDA	90%-110%	95,243
Health & Safety	90%-110%	9,524
Permit & License Violations	>150%	9,524
Total Performance Compensation		$126,990

EVP of Nuclear and Technical Services
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	90%-110%	$15,239
EBITDA	90%-110%	91,431
Health & Safety	>150%	22,858
CPI	>150%	22,858
Total Performance Compensation		$152,386

EVP of Waste Treatment Operations
	Performance Target	MIP Compensation
Target Objectives:	Threshold Achieved	Earned
Revenue	90%-110%	$13,062
EBITDA	90%-110%	78,371
Health & Safety	90%-110%	19,592
Permit & License Violations	>150%	19,592
Total Performance Compensation		$130,617

2024 MIPs

On January 18, 2024, the Compensation Committee and the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) approved individual MIPs for the calendar year 2024 for each of the NEOs. Each of the MIPs is effective January 1, 2024.

The performance compensation payable under each MIP is based upon meeting certain of the Company’s separate target objectives during 2024 as described in each of the MIPs below, provided, however, no performance compensation will be paid for attaining any of the Company’s separate target objectives unless a minimum of 75% of the EBITDA target objective is achieved. In formulating such targets, the Compensation Committee and the Board considered 2023 results, the Board-approved budget for 2024, economic conditions, forecasts for 2024 government spending, as well as the Compensation Committee’s expectation for performance that in its estimation would warrant payment of incentive cash compensation

Performance compensation amounts under the 2024 MIPs are to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2024.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total to be paid to the NEOs under the MIPs shall not exceed 50% of the Company’s pre-tax net income prior to the calculation of performance compensation.

The following schedules reflect performance compensation payable under each of the MIPs, along with a description of the target objectives.

CEO MIP:

Annualized Base Pay:	$417,155
Performance Incentive Compensation Target (at 100% of Plan):	$208,578
Total Annual Target Compensation (at 100% of Plan):	$625,733

Perma-Fix Environmental Services, Inc.
2024 Management Incentive Plan
CEO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$10,429	$20,858	$35,756	$50,655	$80,451

EBITDA (2)	62,572	125,146	214,537	303,927	482,708

Health & Safety (4) (6)	15,643	31,287	31,287	31,287	31,287

Permit & License Violations (5) (6)	15,643	31,287	31,287	31,287	31,287
	$104,287	$208,578	$312,867	$417,156	$625,733

CFO MIP:

Annualized Base Pay:	$332,811
Performance Incentive Compensation Target (at 100% of Plan):	$166,406
Total Annual Target Compensation (at 100% of Plan):	$499,217

Perma-Fix Environmental Services, Inc.
2024 Management Incentive Plan
CFO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$8,320	$16,641	$27,338	$36,847	$43,979

EBITDA (2)	62,401	124,805	164,029	221,082	263,872

	70,721	141,446	191,367	257,929	307,851

	Performance Target Achieved
	100%	100%	100%	100%	100%

Regulatory Filing (3) (6)	24,960	24,960	24,960	24,960	24,960

	$95,681	$166,406	$216,327	$282,889	$332,811

EVP of Strategic Initiatives MIP:

Annualized Base Pay:	$277,346
Performance Incentive Compensation Target (at 100% of Plan):	$138,673
Total Annual Target Compensation (at 100% of Plan):	$416,019

Perma-Fix Environmental Services, Inc.
2024 Management Incentive Plan
EVP OF STRATEGIC INITIATIVES MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$6,935	$13,867	$22,782	$30,706	$36,649

EBITDA (2)	52,002	104,006	136,692	184,237	219,897

Health & Safety (4) (6)	5,200	10,400	10,400	10,400	10,400

Permit & License Violations (5) (6)	5,200	10,400	10,400	10,400	10,400
	$69,337	$138,673	$180,274	$235,743	$277,346

EVP of Waste Treatment Operations MIP:

Annualized Base Pay:	$285,267
Performance Incentive Compensation Target (at 100% of Plan):	$142,634
Total Annual Target Compensation (at 100% of Plan):	$427,901

Perma-Fix Environmental Services, Inc.
2024 Management Incentive Plan
EVP OF WASTE TREATMENT OPERATIONS MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (6)	$7,132	$14,263	$20,376	$28,527	$34,640

EBITDA (2)	42,789	85,581	122,257	171,160	207,837

Health & Safety (4) (6)	10,698	21,395	21,395	21,395	21,395

Permit & License Violations (5) (6)	10,698	21,395	21,395	21,395	21,395
	$71,317	$142,634	$185,423	$242,477	$285,267

(1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2024 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2024 to the Board-approved revenue target for 2024.

(2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations. The percentage achieved is determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2024.

(3)	Regulatory Filing Incentive Target is based on meeting all deadlines (including allowable extension granted by the SEC) for the Form 10-K, Form 10-Q and 8-Ks required by SEC (Securities and Exchange Commission).

(4)	The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents (“WCLTA”), as provided by the Company’s Worker’s Compensation carrier. For the EVP of Waste Treatment Operations, the incentive target is based on actual number of WCLTA in the Treatment Segments only. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of Worker’s Compensation Lost Time Accidents, supported by the Worker’s Compensation Loss Report provided by the company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of Worker’s Compensation Lost Time Accidents and corresponding performance target thresholds has been established for the annual Incentive Compensation Plan calculation for 2024.

Work Comp. Claim Number	Performance Target Achieved
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

(5)	Permits or License Violations incentive is earned/determined according to the scale set forth below: An “official notice of non-compliance” is defined as an official communication during 2024 from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s) which includes a material financial obligation, as determined by the Company’s Board of Directors in their sole discretion, to the Company .

Permit and License Violations	Performance Target Achieved
3	75%-89%
2	90%-110%
1	111%-129%
1	130%-150%
1	>150%

(6)	No performance incentive compensation will be payable for the target objective unless a minimum of 75% of the EBITDA target objective is achieved.

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

The 2017 Plan was adopted to:

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

The Company’s NEOs have outstanding options from the Company’s 2017 Plan (See “Item 11 – Executive Compensation – Outstanding Equity Awards at Fiscal Year-End - Outstanding Equity Awards at December 31, 2023,” for outstanding options under the 2017 Plan for each of our NEOs).

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

Retirement and Other Benefits

401(k) Plan

The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, Apri1 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. At our discretion, we may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2023, the Company contributed approximately $576,000 in 401(k) matching funds, of which approximately $34,000 was for our NEOs (see the “Summary Compensation” table in this section for 401(k) matching fund contributions made for the NEOs for 2023).

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

Compensation of Directors

Directors who are employees receive no additional compensation for serving on the Board or its committee(s). In 2023, the Company provided the following annual compensation to each non-employee director for service on the Board and the committee(s) for which he/she serves:

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

Under the 2003 Outside Directors Stock Plan (“2003 Outside Directors Plan”), each director may elect to have either 65% or 100% of such fees payable in Common Stock, with the balance, if any, payable in cash. Each non-employee director was also granted a NQSO to purchase up to 10,000 shares of Common Stock upon reelection at the 2023 Annual Meeting of Stockholders, with vesting at 25% per year, beginning on the first anniversary date of the grant, with each option having a 10-year term.

Dr. Louis Centofanti, a current member of the Board, is not eligible to receive compensation for his service as a director of the Company as he is an employee of the Company. As the Company’s President and CEO, Mr. Duff, who was elected by the Company’s Board as a Board member effective April 20, 2023, also is not eligible to receive compensation for his service as a director of the Company (see “Summary Compensation” table in this section for each of Dr. Centofanti’s and Mark Duff’s annual salary and other compensation as an employee of the Company).

The table below summarizes the director compensation expenses recognized by the Company for director options and stock awards (resulting from fees earned) for the year ended December 31, 2023. The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (4)		($)	($)	($)	($)

Thomas P. Bostick	—	67,994	64,600	(3)	—	—	—	132,594
Kerry C. Duggan	18,550	45,930	64,600	(3)	—	—	—	129,080
Joseph T. Grumski	—	90,003	64,600	(3)	—	—	—	154,603
Joe R. Reeder	—	82,673	64,600	(3)	—	—	—	147,273
Larry M. Shelton	31,850	78,861	64,600	(3)	—	—	—	175,311
Zach P. Wamp	18,550	45,923	64,600	(3)	—	—	—	129,073
Mark A. Zwecker	26,425	65,420	64,600	(3)	—	—	—	156,445

(1)	Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth above represent the portion of the director’s fees paid in cash and exclude the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Directors Plan, which values are included under “Stock Awards.”

(2)	The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the Nasdaq on the business day immediately preceding the date that the quarterly fee is due. Such shares are fully vested on the date of grant. The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares issuable under the award. The amount shown is the fair value of the Common Stock on the date of the award.

(3)	Reflects options granted under the Company’s 2003 Outside Directors Plan resulting from re-election to the Board on July 20, 2023. Options are for a 10-year period with an exercise price of $9.81 per share and vest 25% per year, beginning on the first anniversary date of the grant. The value of the option award for each outside director is calculated based on the fair value of the option per share (approximately $6.46) on grant date times the number of options granted, which was 10,000 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.”.

(4)	The following table reflects the aggregate number of outstanding NQSOs held by the Company’s directors at December 31, 2023. As an employee of the Company or its subsidiaries, neither Dr. Centofanti nor Mark Duff is eligible to participate in the 2003 Outside Directors Plan. Options reflected below for each of Dr. Centofanti and Mark Duff were granted from the 2017 Plan as discussed previously:

Options Outstanding at
Name	December 31, 2023
Dr. Louis Centofanti	65,000
Thomas P. Bostick	36,000
Mark J. Duff	145,000
Kerry C. Duggan	36,000
Joseph T. Grumski	38,400
Joe R. Reeder	30,000
Larry M. Shelton	46,800
Zach P. Wamp	43,200
Mark A. Zwecker	46,800
Total	487,200

2003 Outside Directors Plan

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders; therefore, under our 2003 Outside Directors Plan, each outside director is granted a 10-year NQSO to purchase up to 20,000 shares of Common Stock on the date such director is initially elected to the Board, and receives on each re-election date a NQSO to purchase up to another 10,000 shares of our Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date. Common Stock shares subject to option granted vest at 25% per year, beginning on the first anniversary date of the grant and no option shall be exercisable after the expiration of ten years from the date the option is granted. As of December 31, 2023, options to purchase 300,000 shares of Common Stock were outstanding under the 2003 Outside Directors Plan, of which 142,500 were vested.

As a member of the Board, each director may elect to receive either 65% or 100% of his or her director’s fee in shares of our Common Stock. The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2023, fees earned by our outside directors totaled approximately $572,000.

In the event of a “change of control” (as defined in the 2003 Outside Directors Plan) or by reason of the director’s death or Disability (as defined), each outstanding stock option and stock award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Schelhammer Capital Bank AG, a banking institution regulated by the banking regulations of Austria, has represented to the Company that as of February 1, 2024, it holds of record as a nominee for, and as an agent of, certain accredited investors, 1,837,572 shares of our Common Stock. None of the Common Stock held by Schelhammer Capital Bank AG for the account of any single investor represents more than 4.9% of our Common Stock and, to the best knowledge of Schelhammer Capital Bank AG, as far as stocks held by such investors in accounts with Schelhammer Capital Bank AG, none of such investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of disposition or investment of such stock. Additionally, the investors for whom Schelhammer Capital Bank AG acts as nominee with respect to such shares maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Schelhammer Capital Bank AG has neither voting nor investment power over such shares. Accordingly, Schelhammer Capital Bank AG believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Schelhammer Capital Bank AG’s name because (a) Schelhammer Capital Bank AG holds the Common Stock as a nominee only, (b) Schelhammer Capital Bank AG has neither voting nor investment power over such shares, and (c) Schelhammer Capital Bank AG has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Schelhammer Capital Bank AG.

Notwithstanding the previous paragraph, if Schelhammer Capital Bank AG’s representations to us described above are incorrect or if the investors for whom Schelhammer Capital Bank AG acts as nominee are acting as a group, then Schelhammer Capital Bank AG or a group of such investors could be a beneficial owner of more than 5% of our voting securities. If Schelhammer Capital Bank AG was deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Schelhammer Capital Bank AG may be considered to beneficially own on February 1, 2024:

Name of Record Owner	Title Of Class	Amount and Nature of Ownership		Percent Of Class (*)
Schelhammer Capital Bank AG	Common	1,837,572	(+)	13.44%

(*) This calculation is based upon 13,671,022 shares of Common Stock outstanding on February 12, 2024, plus the number of shares of Common Stock which Schelhammer Capital Bank AG, as agent for certain accredited investors, has the right to acquire within 60 days, which is none.

(+) This amount is the number of shares that Schelhammer Capital Bank AG has represented to us that it holds of record as nominee for, and as an agent of, certain accredited investors. As of February 1, 2024, the date of Schelhammer Capital Bank AG’s representations to us, Schelhammer Capital Bank AG has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stock. Although Schelhammer Capital Bank AG is the record holder of the shares of Common Stock described in this note, Schelhammer Capital Bank AG has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Schelhammer Capital Bank AG has advised us that it (a) holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board. Accordingly, we do not believe that Schelhammer Capital Bank AG is our affiliate. Schelhammer Capital Bank AG’s address is Goldschmiedgasse 3, A-1010 Wien, Austria.

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of February 12, 2024, by each of our directors and NEOs and by all of our directors and NEOs as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Owner (1)		Percent of Class (1)
Thomas P. Bostick (3)	48,323	(3)	*
Kerry C. Duggan (4)	32,687	(4)	*
Dr. Louis F. Centofanti (5)	298,009	(5)	2.18%
Joseph T. Grumski (6)	64,878	(6)	*
Joe R. Reeder (7)	234,318	(7)	1.71%
Larry M. Shelton (8)	193,943	(8)	1.42%
Zack P. Wamp (9)	62,996	(9)	*
Mark A. Zwecker (10)	249,415	(10)	1.82%
Mark Duff (11)	169,952	(11)	1.24%
Richard Grondin (12)	37,427	(12)	*
Ben Naccarato (13)	70,877	(13)	*
Directors and Executive Officers as a Group (11 persons)	1,462,825	(14)	10.51%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners.”

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) LTG (ret.) Bostick has sole and voting and investment power over all shares shown, which include: (i) 34,823 shares of Common Stock held of record by LTG (ret.) Bostick, and (ii) options to purchase 13,500 shares which are immediately exercisable.

(4) Ms. Duggan has sole and voting and investment power over all shares shown, which include: (i) 19,187 shares of Common Stock held of record by Ms. Duggan, and (ii) options to purchase 13,500 shares which are immediately exercisable.

(5) These shares include (i) 206,209 shares held of record by Dr. Centofanti, (ii) immediately exercisable options to purchase 29,000 shares, and (iii) 62,800 shares held by Dr. Centofanti’s wife. Dr. Centofanti has sole voting and investment power over all such shares, except for the shares held by Dr. Centofanti’s wife, over which Dr. Centofanti shares voting and investment power.

(6) Mr. Grumski has sole and voting and investment power over all shares shown, which include: (i) 48,978 shares of Common Stock held of record by Mr. Grumski, and (ii) options to purchase 15,900 shares which are immediately exercisable.

(7) Mr. Reeder has sole voting and investment power over all shares shown, which include: (i) 234,318 shares of Common Stock held of record.

(8) Mr. Shelton has sole voting and investment power over all shares shown, which include: (i) 169,643 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 24,300 shares which are immediately exercisable.

(9)  Mr. Wamp has sole voting and investment power over all shares shown, which include: (i) 42,296 shares of Common Stock held of record by Mr. Wamp, and (ii) options to purchase 20,700 shares which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over all shares shown, which include: (i) 225,115 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 24,300 shares which are immediately exercisable.

(11) Mr. Duff has sole voting and investment power over all shares shown, which include: (i) 110,952 shares of Common Stock held of record by Mr. Duff, and (ii) immediately exercisable options to purchase 59,000 shares.

(12)  Mr. Grondin has sole voting and investment power over all shares shown, which include: (i) 19,427 shares of Common Stock held of record by Mr. Grondin, and (ii) immediately exercisable options to purchase 18,000 shares.

(13)  Mr. Naccarato has sole voting and investment power over all shares shown, which include: (i) 37,877 shares of Common Stock held of record by Mr. Naccarato, and (ii) immediately exercisable options to purchase 33,000 shares.

(14) Amount includes options to purchase 251,200 shares which are immediately exercisable.

Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	994,500	$5.57	1,039,180
Equity compensation plans not approved by stockholders	—	—	—
Total	994,500	$5.57	1,039,180

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Code of Ethics, which applies to our Board and all our employees, including the executive officers identified under the heading “Named Executive Officers” and our senior financial officers, provides that such individuals must exhibit and promote honest and ethical conduct in connection with the performance of his or her duties for and on behalf of the Company, including the ethical handling of actual or apparent conflicts of interest involving such individual and the Company, by, among other considerations:

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

Related Party Transactions

David Centofanti

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $191,000 and $187,000 for 2023 and 2022, respectively. David Centofanti is the son of Dr. Louis F. Centofanti, our EVP of Strategic Initiatives and a Board member.

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

Our Board annually reviews the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his/her background, employment and affiliations, including family relationships, our Board of Directors has determined that Ms. Kerry C. Duggan and each of Messrs. Thomas P. Bostick, Joseph T. Grumski, Joe R. Reeder, Larry M. Shelton, Zach P. Wamp and Mark A. Zwecker is an “independent director” as defined under the Nasdaq Marketplace Rules. Our Board of Directors has also determined that each member of our Audit Committee, consisting of Mark A. Zwecker (Chairperson), Joseph T. Grumski, and Larry M. Shelton, and each member of our Compensation and Stock Option Committee, consisting of Joseph T. Grumski (Chairperson), Zach P. Wamp, and Mark A. Zwecker, satisfy the independence standards for such committees established by the Commission and the Nasdaq Marketplace Rules, as applicable. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Our Board of Directors has determined that neither Dr. Louis Centofanti nor Mark J. Duff is deemed to be an “independent director” because of their employment as a senior executive of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects the aggregate fees for the audit and other services provided by Grant Thornton LLP, the Company’s independent registered public accounting firm, for fiscal years 2023 and 2022:

Fee Type	2023	2022

Audit Fees(1)	$699,000	$743,000

Tax Fees (2)	100,000	113,000

Total	$799,000	$856,000

(1) Audit fees consist of audit work performed in connection with the annual financial statements, the reviews of unaudited quarterly financial statements, and work generally only the independent registered accounting firm can reasonably provide, such as consents and review of regulatory documents filed with the Securities and Exchange Commission

(2) Fees for income tax planning, filing, and consulting.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Mark Duff	Date	March 13, 2024
Mark Duff
Chief Executive Officer, President and
Principal Executive Officer

By	/s/ Ben Naccarato	Date	March 13, 2024
Ben Naccarato
Chief Financial Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Thomas P. Bostick	Date	March 13, 2024
Thomas P. Bostick, Director

By	/s/Dr. Louis F. Centofanti	Date	March 13, 2024
Dr. Louis F. Centofanti, Director

By	/s/ Mark J. Duff	Date	March 13, 2024
Mark J. Duff, Director

By	/s/ Kerry C. Duggan	Date	March 13, 2024
Kerry C. Duggan, Director

By	/s/Joseph T. Grumski	Date	March 13, 2024
Joseph T. Grumski, Director

By	/s/ Joe R. Reeder	Date	March 13, 2024
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 13, 2024
Larry M. Shelton, Chairman of the Board

By	/s/ Zach P. Wamp	Date	March 13, 2024
Zach P. Wamp, Director

By	/s/ Mark A. Zwecker	Date	March 13, 2024
Mark A. Zwecker, Director

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s Form 10-Q for Quarter ended March 31, 2021 filed on May 6, 2021.
3(ii)	Second Amended and Restated Bylaws, as amended effective April 20, 2023, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(ii) to the Company’s 8-K filed on April 26, 2023.
4.1	Fifth Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated August 29, 2022, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on August 29, 2022.
4.2	Revised Second Amended and Restated Revolving Credit, Term Loan and Security Agreement referenced as Annex A in the Fifth Amendment, as incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on August 29, 2022.
4.3	Sixth Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 21, 2023, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 4.3 to the Company’s 2022 Form 10-K filed on March 23, 2023.
4.4	Seventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 31, 2023, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended June 30, 2023 filed on August 3, 2023.
Term Note dated July 31, 2023, between Perma-Fix between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q for the Quarter ended June 30, 2023 filed on August 3, 2023.
10.1	2003 Outside Directors’ Stock Plan of the Company, as incorporated by reference from Exhibit 10.1 to the Company’s 2019 Form 10-K filed on March 20, 2020.
10.2	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.2 to the Company’s 2019 Form 10-K filed on March 20, 2020.
10.3	Second Amendment to 2003 Outside Directors Stock Plan.
10.4	Third Amendment to 2003 Outside Directors Stock Plan.
10.5	Fourth Amendment to 2003 Outside Directors Stock Plan.
10.6	Fifth Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit A to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders filed on June 10, 2021.
10.7	2017 Stock Option Plan,
10.8	First Amendment to 2017 Stock Option Plan, as incorporated by reference from Appendix “A” to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders filed on June 12, 2020.
10.9	Second Amendment to 2017 Stock Option Plan, as incorporated by reference from Appendix “A” to the Company’s Proxy Statement for it 2023 Annual Meeting of Stock holders filed on June 8, 2023.
10.10	Employment Agreement dated April 20, 2023, between Mark Duff, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 26, 2023.
10.11	Employment Agreement dated April 20, 2023, between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on April 26, 2023.
10.12	Employment Agreement dated April 20, 2023, between Dr. Louis Centofanti, EVP of Strategic Initiatives, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on April 26, 2023.

10.13	Employment Agreement dated April 20, 2023, between Andy Lombardo, EVP of Nuclear and Technical Services, Inc. and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on April 26, 2023.
10.14	Employment Agreement dated April 20, 2023, between Richard Grondin, EVP of Waste Treatment Operations and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on April 26, 2023.
10.15	2024 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2024, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 23, 2024. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.16	2024 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2024, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 23, 2024. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.17	2024 Incentive Compensation Plan for EVP of Strategic Initiatives, effective January 1, 2024, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 23, 2024. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.18	2024 Incentive Compensation Plan for EVP of Waste Treatment Operations, effective January 1, 2024, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 23, 2024. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LLIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.19	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Chief Executive Officer, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 23, 2019.
10.20	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Chief Financial Officer, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on January 23, 2019.
10.21	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and EVP of Strategic Initiatives, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 23, 2019.
10.22	Incentive Stock Option Agreement dated January 17, 2019 between Perma-Fix Environmental Services, Inc., and Richard Grondin, as incorporated by reference from Exhibit 99.12 to the Company’s Form 8-K filed July 27, 2020.
10.23	Solicitation, Offer and Award dated September 17, 2021 issued to Perma-Fix Environmental Services, Inc. by Norfolk Naval Shipyard, as incorporated by reference from Exhibit 10.1 to the Company Form 10- for the Quarter Ended September 30, 2021 filed on November 12, 2021.
10.24	Joint Venture Term Sheet between Springfields Fuels Limited, an affiliate of Westinghouse, and the Company, as incorporated by reference from Exhibit 10.42 to the Company’s 2021 Form 10-K filed on April 6, 2022. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.25	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Executive Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K/A filed on October 20, 2021.
10.26	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Financial Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K/A filed on October 20, 2021.

10.27	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Strategic Initiatives, dated October 14, 2021, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K/A filed on October 20, 2021.
10.28	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Waste Treatment Operations, dated October 14, 2021, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K/A filed on October 20, 2021.
10.29	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Nuclear and Technical Services, dated October 14, 2021, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K/A filed on October 20, 2021.
10.30	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Executive Officer, dated January 19, 2023, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 23, 2023.
10.31	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Financial Officer, dated January 19, 2023, as incorporated by reference from Exhibit 99.7 to the Company’s Form 8-K filed on January 23, 2023.
10.32

Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Strategic Initiatives, dated January 19, 2023, as incorporated by reference from Exhibit 99.8 to the Company’s Form 8-K filed on January 23, 2023.

10.33

Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Nuclear and Technical Services, dated January 19, 2023, as incorporated by reference from Exhibit 99.9 to the Company’s Form 8-K filed on January 23, 2023.

10.34

Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Waste Treatment Operations, dated January 19, 2023, as incorporated by reference from Exhibit 99.10 to the Company’s Form 8-K filed on January 23, 2023.

10.35	Mixed Direct & Framework Contract for Services (Number -945711-IPR-2023), issued by European Commission to Perma-Fix Environmental Services, Inc. and Campoverde Srl, dated December 18, 2023. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP
31.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
97	Perma-Fix Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

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

