Form 10-Q
period 2025-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2025-05-08
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 2, 2025
Common Stock, $.001 Par Value	18,444,572 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2025	December 31,
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	2024

ASSETS
Current assets:
Cash	$25,745	$28,975
Accounts receivable, net of allowance for credit losses of $221 and $202, respectively	9,311	11,579
Unbilled receivables	5,168	4,990
Inventories	1,321	1,350
Prepaid and other assets	3,843	3,309
Current assets related to discontinued operations	36	20
Total current assets	45,424	50,223

Property and equipment:
Buildings and land	24,744	24,717
Equipment	23,903	23,499
Vehicles	411	411
Leasehold improvements	8	8
Office furniture and equipment	1,115	1,082
Construction-in-progress	3,166	2,949
Total property and equipment	53,347	52,666
Less accumulated depreciation	(31,952)	(31,533)
Net property and equipment	21,395	21,133

Property and equipment related to discontinued operations	130	130

Operating lease right-of-use assets	1,614	1,697

Intangibles and other long term assets:
Permits	10,575	10,531
Other intangible assets - net	386	393
Finite risk sinking fund (restricted cash)	12,824	12,680
Other assets	505	461
Total assets	$92,853	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

	March 31,
	2025	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,542	$6,373
Accrued expenses	4,908	5,111
Disposal/transportation accrual	1,949	2,271
Deferred revenue	5,881	6,711
Accrued closure costs - current	50	50
Current portion of long-term debt	541	550
Current portion of operating lease liabilities	365	345
Current portion of finance lease liabilities	298	285
Current liabilities related to discontinued operations	258	244
Total current liabilities	20,792	21,940

Accrued closure costs	8,431	8,290
Long-term debt, less current portion	1,621	1,765
Long-term operating lease liabilities, less current portion	1,333	1,427
Long-term finance lease liabilities, less current portion	540	491
Long-term liabilities related to discontinued operations	948	945
Total long-term liabilities	12,873	12,918

Total liabilities	33,665	34,858

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 18,436,035 and 18,384,879 shares issued, respectively; 18,428,393 and 18,377,237 shares outstanding, respectively	18	18
Additional paid-in capital	159,944	159,590
Accumulated deficit	(100,503)	(96,930)
Accumulated other comprehensive loss	(183)	(200)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	59,188	62,390

Total liabilities and stockholders’ equity	$92,853	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2025	2024

Revenues	$13,919	$13,617
Cost of goods sold	13,262	14,237
Gross profit (loss)	657	(620)

Selling, general and administrative expenses	4,015	3,544
Gain on disposal of property and equipment	(5)	—
Research and development	383	296
Loss from operations	(3,736)	(4,460)

Other income (expense):
Interest income	335	174
Interest expense	(112)	(116)
Interest expense-financing fees	(20)	(13)
Other	33	1
Loss from continuing operations before taxes	(3,500)	(4,414)
Income tax benefit	—	(956)
Loss from continuing operations, net of taxes	(3,500)	(3,458)

Loss from discontinued operations (net of taxes) (Note 10)	(73)	(102)
Net loss	$(3,573)	$(3,560)

Net loss per common share - basic and diluted:

Continuing operations	$(.19)	$(.25)
Discontinued operations	—	(.01)
Net loss per common share	$(.19)	$(.26)

Weighted average number of common shares used in computing net loss per share:
Basic	18,424	13,676
Diluted	18,424	13,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2025	2024

Net loss	$(3,573)	$(3,560)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	17	(56)
Total other comprehensive income (loss)	17	(56)

Comprehensive loss	$(3,556)	(3,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-In	Stock Held	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	In Treasury	Loss	Deficit	Equity

Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(3,573)	(3,573)
Foreign currency translation	—	—	—	—	17	—	17
Issuance of Common Stock for services	10,565	—	117	—	—	—	117
Issuance of Common Stock upon exercise of options	40,591	—	41	—	—	—	41
Stock-Based Compensation	—	—	196	—	—	—	196
Balance at March 31, 2025	18,436,035	$18	$159,944	$(88)	$(183)	$(100,503)	$59,188

Balance at December 31, 2023	13,654,201	$14	$116,502	$(88)	$(100)	$(76,951)	$39,377
Net loss	—	—	—	—	—	(3,560)	(3,560)
Foreign currency translation	—	—	—	—	(56)	—	(56)
Issuance of Common Stock for services	14,963	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	31,416	—	104	—	—	—	104
Issuance of Common Stock upon exercise of warrant	30,000	—	105	—	—	—	105
Stock-Based Compensation	—	—	152	—	—	—	152
Balance at March 31, 2024	13,730,580	$14	$116,981	$(88)	$(156)	$(80,511)	$36,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(3,573)	$(3,560)
Less: loss from discontinued operations, net of taxes (Note 10)	(73)	(102)

Loss from continuing operations, net of taxes	(3,500)	(3,458)
Adjustments to reconcile loss from continuing operations to cash used in operating activities :
Depreciation and amortization	436	431
Amortization of debt issuance costs	20	12
Deferred tax benefit	—	(956)
Provision for (recovery of) credit losses on accounts receivable	20	(11)
Issuance of common stock for services	117	118
Stock-based compensation	196	152
Gain on disposal of property and equipment	(5)	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	2,248	1,032
Unbilled receivables	(178)	(365)
Prepaid expenses, inventories and other assets	(30)	408
Accounts payable, accrued expenses and unearned revenue	(1,372)	(1,721)
Cash used in continuing operations	(2,048)	(4,358)
Cash used in discontinued operations	(56)	(159)
Cash used in operating activities	(2,104)	(4,517)

Cash flows from investing activities:
Purchases of property and equipment (net of financed amount)	(523)	(244)
Proceeds from sale of property and equipment	5	—
Addition to permits and other intangible assets	(53)	(74)
Cash used in investing activities of continuing operations	(571)	(318)
Cash used in investing activities of discontinued operations	(15)	—
Cash used in investing activities	(586)	(318)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(18,849)	(18,314)
Borrowing on revolving credit	18,849	18,314
Proceeds from issuance of Common Stock upon exercise of options/warrant	41	209
Principal repayments of finance lease liabilities	(71)	(75)
Principal repayments of long term debt	(157)	(259)
Payments of offering costs from sale of Common Stock completed in December 2024	(194)	—
Payment of debt issuance costs	(15)	—
Cash used in financing activities	(396)	(125)

Effect of exchange rate changes on cash	—	(18)

Decrease in cash and finite risk sinking fund (restricted cash)	(3,086)	(4,978)
Cash and finite risk sinking fund (restricted cash) at beginning of period	41,655	19,574
Cash and finite risk sinking fund (restricted cash) at end of period	$38,569	$14,596

Supplemental disclosure:
Interest paid	$112	$117
Income taxes paid	—	—
Non-cash investing and financing activities:
Equipment purchase subject to finance lease	132	—
Equipment purchase subject to finance	—	44

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2024, consolidated financial statements referred to above.

Recently Issued Accounting Standards –Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, on a prospective basis. The adoption of ASU 2023-05 by the Company on January 1, 2025, had no impact to its condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU 2023-09 will become effective starting with the Company’s annual financial statements for the year ended December 31, 2025. The Company is currently evaluating the impact of this standard on its disclosures.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$9,186	$2,930	$12,116	$8,709	$4,314	$13,023
Time and materials	—	1,803	1,803	—	594	594
Total	$9,186	$4,733	$13,919	$8,709	$4,908	$13,617

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$5,250	$4,534	$9,784	$5,761	$4,303	$10,064
Domestic commercial	1,467	111	1,578	2,501	504	3,005
Foreign government	2,207	54	2,261	—	79	79
Foreign commercial	262	34	296	447	22	469
Total	$9,186	$4,733	$13,919	$8,709	$4,908	$13,617

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

(In thousands)	March 31, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$5,168	$4,990	$178	3.6%

Contract liabilities
Deferred revenue	$5,881	$6,711	$(830)	-12.4%

(In thousands)	March 31, 2024	December 31, 2023	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$8,797	$8,432	$365	4.3%

Contract liabilities
Deferred revenue	$7,295	$6,815	$480	7.0%

During the three months ended March 31, 2025, and 2024, the Company recognized revenue of $2,934,000 and $3,165,000 respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period relates to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

(In thousands)	March 31, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$9,311	$11,579	$(2,268)	-19.6%

	March 31, 2024	December 31, 2023	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$8,701	$9,722	$(1,021)	-10.5%

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

The components of lease cost for the Company’s leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating Lease:
Lease cost	$121	$143

Finance Leases:
Amortization of ROU assets	63	65
Interst on lease liablity	23	22
	86	87

Short-term lease rent expense	2	—

Total lease cost	$209	$230

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of March 31, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.5	3.7

Weighted average discount rate	7.7%	9.4%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of March 31, 2024 were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	5.4	4.3

Weighted average discount rate	7.6%	8.8%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of March 31, 2025, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2025	$373	$287
2026	479	231
2027	447	197
2028	343	174
2029	334	112
2030 and thereafter	73	—
Total undiscounted lease payments	2,049	1,001
Less: Imputed interest	(351)	(163)
Present value of lease payments	$1,698	$838

Current portion of operating lease obligations	$365	$—
Long-term operating lease obligations, less current portion	$1,333	$—
Current portion of finance lease obligations	$—	$298
Long-term finance lease obligations, less current portion	$—	$540

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$113	$147
Operating cash flow from finance leases	$23	$22
Financing cash flow from finance leases	$71	$75

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$132	$—

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted Average	March 31, 2025			December 31, 2024
	Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patents	5.9	$761	$(441)	$320	$753	$(435)	$318
Software	3	666	(600)	66	666	(591)	75
Total		$1,427	$(1,041)	$386	$1,419	$(1,026)	$393

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2025 (Remaining)	$40
2026	49
2027	30
2028	21
2029	18

Amortization expenses relating to the definite-lived intangible assets as discussed above were $15,000 and $25,000 for the three months ended March 31, 2025, and 2024, respectively.

6. Capital Stock, Stock Plans, Warrants and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

In connection with the appointment of Mr. Troy Eshleman to the position of Chief Operating Officer (“COO”) by the Company’s Board of Directors (the “Board”) on January 23, 2025 (see further information in “Note 13 – Executive Compensation” regarding this appointment), the Compensation and Stock Option Committee (the “Compensation Committee”) recommended, and the Board approved, the grant to Mr. Eshleman of an ISO for the purchase, under the Company’s 2017 Stock Option Plan (the “2017 Plan”), of up to 50,000 shares of the Company’s common stock, $.001 (the “Common Stock”). The ISO has a six-year term and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $10.70 per share, which equals the closing price of the Company’s Common Stock as quoted on NASDAQ on the grant date.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2025, and 2024 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2025	2024
Employee Stock Options	$107,000	$91,000
Director Stock Options	89,000	61,000
Total	$196,000	$152,000

As March 31, 2025, the Company had approximately $2,004,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 3.1 years.

The summary of the Company’s total Stock Option Plans as of March 31, 2025, and March 31, 2024, along with changes during the periods then ended, is presented below. The Company’s Plans consist of the 2017 Plan and the 2003 Outside Directors Stock Plan (the “2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	50,000	$10.70
Exercised	(52,500)	$3.18		$389,555
Options outstanding end of period (1)	998,400	$6.56	4.8	$1,392,954
Options exercisable at March 31, 2025(2)	415,500	$5.75	4.1	$685,432

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2024	994,500	$5.57
Granted	45,000	$7.75
Exercised	(43,500)	$5.61		$212,410
Forfeited	(11,000)	$7.01
Options outstanding end of period (3)	985,000	$5.66	4.8	$6,139,346
Options exercisable at March 31, 2024(4)	350,300	$5.06	3.8	$2,391,576

(1) Options with exercise prices ranging from $3.31 to $10.70
(2) Options with exercise prices ranging from $3.31 to $9.81
(3) Options with exercise prices ranging from $3.15 to $9.81
(4) Options with exercise prices ranging from $3.15 to $7.50
(5) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the three months ended March 31, 2025, the Company issued a total of 10,565 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on the Company’s Board. The Company recorded approximately $117,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the three months ended March 31, 2025, the Company issued an aggregate 28,091 shares of its Common Stock from cashless exercises of options for the purchase of 40,000 shares of the Company’s Common Stock at $3.15 per share. Additionally, the Company issued an aggregate 12,500 shares of its Common Stock from cash exercises of options for the purchase of 12,500 shares of the Company’s Common Stock, at exercise prices of $3.15 and $3.95 per share, resulting in proceeds of approximately $41,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriter, placement agents and their designees to purchase up to an aggregate 188,038 shares of the Company’s Common Stock at exercise prices of $11.50 and $12.19 per share. These warrants remained outstanding as of March 31, 2025.

7. Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive loss per shares. The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share:

	Three Months Ended
	(Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2025	2024
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(3,500)	$(3,458)
Basic and diluted loss per share	$(.19)	$(.25)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(73)	$(102)
Basic and diluted loss per share	$—	$(.01)

Net loss per common share
Net loss	$(3,573)	$(3,560)
Basic and diluted loss per share	$(.19)	$(.26)

Weighted average shares outstanding:
Basic weighted average shares outstanding	18,424	13,676
Add: dilutive effect of stock options	—	—
Add: dilutive effect of warrants	—	—
Diluted weighted average shares outstanding	18,424	13,676

For the three months ended March 31, 2025, 1,174,216 weighted average shares of common stock underlying options and warrants were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2024, 976,593 weighted average shares of common stock underlying options were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8. Long Term Debt

Long-term debt consists of the following as of March 31, 2025, and December 31, 2024:

(Amounts in Thousands)	March 31, 2025		December 31, 2024
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2027. Effective interest rates for first quarter of 2025 was 9.5% (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first quarter of 2025 was 8.2% (1)	1,708		1,834
Capital Loan dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first quarter of 2025 was 7.7% (1)	227		253
Debt Issuance Costs (2)	(174)	(2)	(178)	(2)
Notes Payable up to 2044, with annual interest rates ranging from 8.2% to 10.7% (3)	401		406
Total debt	2,162		2,315
Less current portion of long-term debt	541		550
Long-term debt	$1,621		$1,765

(1)	Our revolving credit facility is collateralized by our accounts receivable, and our term loan and capital loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s credit facility, which consists of the revolving Credit, Terms Loan and Capital Loan, as applicable.

(3)	Includes a promissory note entered into on July 24, 2024, in connection with the purchase of the Company’s EWOC property which include a variable interest rate provision, which interest rate will be adjusted at the end of years five, ten and fifteen from the date of the note.

Credit Facility

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides the Company with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of March 31, 2025: (a) up to $12,500,000 revolving credit (“revolving credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,200,000 as of March 31, 2025) and borrowing reductions that the Company’s lender may impose from time to time ($750,000 as of March 31, 2025); (b) a term loan (“Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (“Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

Pursuant to the Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the revolving credit is at prime (7.50% at March 31, 2025) plus 2% or Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

The Company agreed to pay PNC 0.5% of the total financing if the Company pays off its obligations after July 31, 2024, to and including July 31, 2025. No early termination fee shall apply if the Company pays off its obligations under Loan Agreement, as amended, after July 31, 2025.

On March 11, 2025, the Company entered into an amendment to its Loan Agreement with its lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day the Company fails to meet a minimum of $5,000,000 in daily Liquidity (defined under the Loan Agreement as borrowing availability under the revolving credit plus cash in the money market deposit account (“MMDA”) maintained with the Company’s lender). If triggered, the Company will be required to show compliance of a FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month-period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once the Company is able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;

●	revised the Facility Fee (as defined) from .375% to .500%. Such fee percentage will revert back to .375% at such time that the Company is able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and

●	required payment of an amendment fee of $12,500, by the Company which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

As of March 31, 2025, the Company had no outstanding borrowing under its revolving credit and its Liquidity was approximately $29,277,000.

The Company’s Loan Agreement, as amended, with PNC contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under the Company’s Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the Company’s Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first quarter of 2025.

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

The Company’s insurance carrier provided a defense on our behalf in connection with this lawsuit, subject to a $100,000 self-insured retention and the terms and limitations contained in the insurance policy.

The majority of Tetra Tech’s claims were previously dismissed by the Court. The remaining claims of intentional interference with contractual relations and inducing a breach of contract were dismissed by the Court pursuant to Defendants’ request for summary judgment. Tetra Tech appealed the dismissal of the remaining two claims and subsequently agreed to withdraw its appeal, which the Court dismissed at Tetra Tech’s request. As of March 31, 2025, the litigation has been resolved, and Tetra Tech has formally released and forever discharged the Company from any and all claims arising out of or in any way related to the complaint.

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

The complaint purports to be brought by the named plaintiff individually and on behalf of all “similarly situated Perma-Fix stockholders.” According to the complaint, defendants allegedly made materially false and misleading statements in its proxy statement filed with the Securities and Exchange Commission on June 8, 2023 regarding the effect of broker non-votes. In particular, the complaint alleges that defendants incorrectly stated in the proxy statement that broker non-votes would have no effect on the vote solicited to approve an amendment to the Company’s 2017 Stock Option Plan to increase by 600,000 shares the number of shares of Common Stock issuable under the plan, resulting in an alleged defective approval of the plan amendment. As of the date of this Form 10-Q, the Company has not issued any options under the plan relating to the additional shares included in the plan amendment.

The Company believes that the complaint is without merit. The Company and the individual defendants are vigorously defending against the complaint.

The Company’s insurance carrier is providing a defense in connection with this lawsuit, subject to a $1,000,000 self-insured retention and the terms and limitations contained in the insurance policy.

Shareholder Demand Letter

The Company’s Board received a demand letter, dated February 4, 2025 (the “Letter”), from a putative shareholder of the Company, claiming that a provision in the Company’s Amended and Restated Bylaws (“Bylaws”), requiring shareholders, to the fullest extent permitted by law, to indemnify the Company for attorneys’ fees in certain corporate proceedings in which the shareholder is not the prevailing party, must be removed. This provision of the Company’s Bylaws was adopted in 2012 when the Company adopted its Amended and Restated Bylaws. The statute prohibiting certain reimbursements of attorneys’ fees was adopted in 2015. The Letter demands that the Board amend its Bylaws to remove the particular provision in question.

After reviewing the Letter, the Board established a Demand Review Committee (the “Committee”) to review, analyze and evaluate the shareholder demand received above, and to make recommendations to the Board with respect to such demand. The Committee was ad hoc, in that the composition of the Committee will necessarily change in response to the specific shareholder demand. Initial members of the Committee are comprised of Board members who are disinterested and independent with respect to the matters set forth in the Letter discussed above. The Committee was authorized to engage, at the Company’s expense, experts and advisors that the Committee deems appropriate to assist in its review and determination. Based on the Committee’s review and analysis of the demand and the current case law, in connection with the above Letter, the Committee determined to recommend to the Board to reject such demand as being baseless. Based on the Committee’s recommendation to the Board, the Board determined that the demand is meritless and rejected such demand.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $23,949,000 as of March 31, 2025. As of March 31, 2025, and December 31, 2024, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets totaled $12,824,000 and $12,680,000, respectively, which included interest earned of $3,353,000 and $3,209,000 on the finite risk sinking funds as of March 31, 2025, and December 31, 2024, respectively. Interest income for the three months ended March 31, 2025, and 2024, was approximately $144,000 and $148,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2025, the total amount of standby letters of credit outstanding was approximately $3,200,000, and the total amount of bonds outstanding was approximately $21,481,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $73,000 (net of taxes of $0) and $102,000 (net of tax benefit of $29,000) for the three months ended March 31, 2025, and 2024. The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2025, and December 31, 2024. No assets and liabilities were held for sale at each of the periods noted.

	March 31,	December 31,
(Amounts in Thousands)	2025	2024
Current assets
Other assets	$36	$20
Total current assets	36	20
Long-term assets
Property, plant and equipment, net (1)	130	130
Total long-term assets	130	130
Total assets	$166	$150
Current liabilities
Accounts payable	$107	$90
Accrued expenses and other liabilities	151	153
Environmental liabilities	—	1
Total current liabilities	258	244
Long-term liabilities
Closure liabilities	181	179
Environmental liabilities	767	766
Total long-term liabilities	948	945
Total liabilities	$1,206	$1,189

(1)	net of accumulated depreciation of $10,000 for each period presented.

11. Segment Reporting

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

The Company has two reporting segments, consisting of the Treatment and Services Segments, which are primarily based on a service offering approach and defined as follow:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	R&D activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

o	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
o	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
o	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning (“D&D”) field, technical, and management personnel and services to commercial and government customers; and
o	on-site waste management services to commercial and governmental customers.

-	Nuclear services, which include:

o	technology-based services including engineering, D&D, specialty services and construction, logistics, transportation, processing and disposal;
o	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes: project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

The Company’s reporting segments exclude our corporate headquarter which serves to support its two reporting segments through various functions, such as our executives, finance, treasury, human resources, accounting, and legal departments. Financial results for the corporate headquarter are not considered by the CODM in evaluating the performance of the reportable segments. Our reporting segment also excludes our discontinued operations (see “Note 10 – Discontinued Operations”) which do not generate revenues.

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

The table below summarizes loss from operations for the Company’s two reporting segments and its corporate headquarter and provides reconciliation of such financial metric to the Company’s consolidated totals for the three months ended March 31, 2025, and 2024 for our continuing operations. Significant segment expenses that are included in the measure of segment profit or losses for each reportable segment, and regularly provided to the CODM include payroll and benefit, material and supplies, disposal, transportation and subcontract expenses and are reflected separately, where applicable (in thousands).

Segment Reporting for the Quarter Ended March 31, 2025

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,186	$4,733	$13,919	$—	$13,919
Cost of Goods Sold:
Payroll and benefits expenses	4,437	2,013	6,450	—	6,450
Material and supplies expenses	1,351	—	1,351	—	1,351
Disposal expenses	220	—	220	—	220
Transportation expenses	495	—	495	—	495
Subcontract expenses	—	908	908	—	908
Other cost of goods sold (2)	2,433	1,405	3,838	—	3,838
Total cost of goods sold	8,936	4,326	13,262	—	13,262
Gross profit	250	407	657	—	657
Selling, general and administrative expenses (“SG&A”):
Payroll and benefits	873	538	1,411	931	2,342
Other SG&A (3)	483	198	681	992	1,673
Total SG&A	1,356	736	2,092	1,923	4,015
Research and development	291	23	314	69	383
Gain on disposal of property and equipment	—	(5)	(5)	—	(5)
Loss from operations	$(1,397)	$(347)	$(1,744)	$(1,992)	(3,736)
Interest income					335
Interest expense					(112)
Interest expense-financing fees					(20)
Other income					33
Loss from continuing operations before taxes					(3,500)
Income tax expense					—
Loss from continuing operations, net of taxes					$(3,500)

Segment Reporting for the quarter ended March 31, 2024

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,709	$4,908	$13,617	$—	$13,617
Cost of goods sold:
Payroll and benefit expenses	3,751	2,452	6,203	—	6,203
Material and supplies expenses	763	—	763	—	763
Disposal expenses	1,569	—	1,569	—	1,569
Transportation expenses	298	—	298	—	298
Subcontract expenses	—	1,810	1,810	—	1,810
Other cost of goods sold (2)	2,380	1,214	3,594	—	3,594
Total cost of goods sold	8,761	5,476	14,237	—	14,237
Gross loss	(52)	(568)	(620)	—	(620)
SG&A:
Payroll and benefits	670	655	1,325	834	2,159
Other SG&A (3)	395	137	532	853	1,385
Total SG&A	1,065	792	1,857	1,687	3,544
Research and development	218	28	246	50	296
Loss from operations	$(1,335)	$(1,388)	$(2,723)	$(1,737)	(4,460)
Interest income					174
Interest expense					(116)
Interest expense-financing fees					(13)
Other income					1
Loss from continuing operations before taxes					(4,414)
Income tax benefit					(956)
Loss from continuing operations, net of taxes					$(3,458)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment reporting information.

(2)	Other cost of goods sold for each reportable segment includes:

Treatment - lab, regulatory, maintenance, depreciation and amortization, travel, outside services and general expenses.

Services - material and supplies, disposal, transportation, lab, regulatory, maintenance, depreciation and amortization, travel, outside services and general expenses.

(3)	Other SG&A for each reportable segment and Corporate includes:
Treatment-depreciation and amortization, travel, outside services, maintenance and general expenses.
Services- travel, outside services, maintenance and general expenses.
Corporate-maintenance, depreciation and amortization, travel, public company, outside services and general expenses.

The following table presents depreciation and amortization for the three months ended March 31, (in thousand):

	2025	2024
Treatment	$381	$366
Services	44	44
Total segment	425	410
Corporate	11	21
Total	$436	$431

The following table presents capital expenditures for the three months ended March 31, (net of financed amount of $132 and $44 for the three months ended March 31, 2025, and 2024, respectively) (in thousand):

	2025	2024
Treatment	$487	$160
Services	36	84
Total segment	523	244
Corporate	—	—
Total	$523	$244

12. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expense of $0 and income tax benefit of approximately $956,000 for continuing operations for the three months ended March 31, 2025, and 2024, respectively. The Company’s effective tax rate was approximately 0% and 21.7% for the three months ended March 31, 2025, and 2024, respectively. The Company’s effective tax rate for the three months ended March 31, 2025, was impacted by the Company’s recognition of a full valuation allowance against its U.S federal and state deferred tax assets in the quarter ended September 30, 2024. The Company’s effective tax rate for the three months ended March 31, 2024, was impacted by non-deductible expenses and state taxes.

13. Executive Compensation

Appointment of COO

On January 23, 2025, the Company’s Board approved the appointment of Mr. Troy Eshleman as the Company’s COO at an annual salary of $320,000. Mr. Troy Eshleman was originally hired by the Company on January 6, 2025, as Vice President of Operations.

EVP of Hanford and International Waste Operations

On January 23, 2025, the Board appointed Mr. Richard Grondin as the Company’s Executive Vice President (“EVP”) of Hanford and International Waste Operations, at an annual salary of $315,267. Prior to his appointment to such office, Mr. Grondin previously served as the Company’s EVP of Waste Treatment Operations. Mr. Grondin remains a named executive officer of the Company.

Management Incentive Plans (“MIPs”)

On January 23, 2025, the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) and the Compensation Committee approved individual MIP for the calendar year 2025 for each of the Company’s executive officers. Each MIP is effective January 1, 2025, and applicable for year 2025. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The performance compensation under each of the MIPs is based upon meeting certain of the Company’s separate target objectives during 2025. The total potential target performance compensation payable ranges from 25% to 150% of the 2025 base salary for the Chief Executive Officer (the “CEO”) ($104,287 to $625,733), 29% to 100% of the 2025 base salary for the Chief Financial Officer (the “CFO”) ($95,681 to $332,811), 29% to 100% of the 2025 base salary for the EVP of Strategic Initiatives ($79,736 to $277,346), 25% to 100% ($78,817 to $315,267) of the 2025 base salary for the EVP of Hanford and International Waste Operations, and 25% to 100% of the 2025 base salary for the COO ($80,000 to $320,000).

14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 8, 2025, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained within this report may be deemed “forward-looking statements” within the meaning of the “Private Securities Litigation Reform Act of 1995.” All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “will,” and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

●	demand for our services;
●	reductions in the level of government funding in future years;
●	improvements in waste receipts and procurements;
●	accelerated investments;
●	growth in remainder of 2025;
●	revenue contribution from the West Valley Development Project in the second half of 2025;
●	approvals of scope attributable to the Company under the West Valley Development Project contract;
●	operations of the West Valley Development Project;
●	DFLAW begin operations in the third quarter of 2025;
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement financial covenant requirements;
●	additional CR impact;
●	spending priorities under new Administration;
●	cash flow requirements for the next twelve months;
●	sufficient cash flow and Liquidity to fund operations for the next twelve months;
●	reduction in Liquidity;
●	international initiatives;
●	amount of capital expenditures;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	successful on international bids;
●	funding of operating and capital expenditures from cash from operations, Liquidity under our Loan Agreement, and/or financing;
●	our PFAS technology process will exceed current treatment options available;
●	receipt of an additional 50,000 AFFF liquid;
●	deployment of the second generation unit;
●	strategy for our System;
●	advancement of our PFAS technology;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a potentially responsible party (“PRP”); and
●	potential violations of environmental laws and attendant remediation at our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	uncertainties relating to the new presidential administration (the “Administration”) and failure of the Administration to spend Congressionally mandated appropriations, which may result in the failure to realize the full amount of our backlog;

●	results of routine and non-routine government audits and investigations, including the unpredictability of the actions of the newly-formed Department of Government Efficiency (“DOGE”);
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of an event similar to COVID-19 having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2024 Form 10-K and the “Forward-Looking Statements” contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this first quarter 2025 10-Q.

Our forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these statements were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on the forward-looking statements as noted above, which apply only to as of the date of this Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

Overview

We were disappointed with our overall financial result for the first quarter of 2025 which were impacted by a number of factors which included the following, among other things:

●	usual seasonal slowdown in overall operations by customers due to winter weather and holiday returns which contributed to project and waste shipment delays;

●	delays in procurements and large waste shipments from certain customers due to temporary suspension mandates as directed by the new Administration transition team;
●	implementation of operational readiness to support receipts of a certain specific waste stream that are expected to continue for at least the remainder of 2025. The processing of this waste stream required hiring of additional staff, associated training and start-up costs. In late March, we began to accelerate processing of this waste stream backlog; and
●	continued aggressive approach to development of our PFAS (Per- and polyfluoroalkyl) technology which included increased spending in research and development (“R&D”), sales and marketing and capital expenditures.

The majority of these factors had limited duration effects as we began seeing improvement in waste receipts starting in the latter part of the first quarter of 2025 which is reflected in our strengthened waste backlog of approximately $10,237,000 as of March 31, 2025, an increase of approximately $2,378,000 or approximately 30.3%, from $7,859,000 as of December 31, 2024. We have also begun to see improvements in procurement actions within the government arena. We believe the continuing increase in waste receipts, combined with improving project visibility, should position us for a return to growth in the remainder of 2025.

In December 2024, BWXT Technologies and its team, of which we are a member, were awarded the West Valley Project contract for the cleanup operations at the West Valley Development Project in West Valley, New York. The contract has a 10-year ordering period with a maximum value of up to $3 billion that can be performed for up to 15 years. We expect revenue contribution from this project in the second half of 2025 as our scope under the contract is further defined, approved and transitions into operation. Additionally, we are optimistic that the Direct-Feed Low-Activity Waste (“DFLAW”) program at Hanford, Washington remains on track to begin initial tank waste treatment operations in the third quarter of 2025 which our Perma-Fix Northwest, Richland facility is well-positioned to support. We continue to focus on increasing our expansion into the international markets.

We are continually monitoring our operating costs in order to align with our revenue level.

See “Federal Funding” and “Market Trends and Uncertainties” in “Known Trends and Uncertainties” within this MD&A for a discussion of factors that could negatively impact our results of operations for the remainder of 2025.

Revenue for the first quarter of 2025 increased by approximately $302,000 or approximately 2.2% to $13,919,000 for the first quarter of 2025 from $13,617,000 for the first quarter of 2024. The increase was attributed entirely to our Treatment Segment where revenue increased to $9,186,000 for the first quarter of 2025 from $8,709,000 for the first quarter of 2024, an increase of approximately $477,000 or 5.5%. Services Segment revenue decreased by approximately $175,000 or 3.6% to $4,733,000 for the first quarter of 2025 from $4,908,000 for the first quarter of 2024. Overall gross profit increased by approximately $1,277,000 or 206.0% for the first quarter of 2025 as compared to the corresponding period of 2024. Selling, General, and Administrative (“SG&A”) expenses increased by $471,000 or 13.3% for the three months ended March 31, 2025, as compared to the corresponding period of 2024 (see below “Results of Operations” for further discussions of our financial results).

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, current economic and political conditions, the manner in which the applicable government authority will be required to spend funding to remediate various sites, and the potential impact from the Continuing Resolution enacted by Congress through the next fiscal federal government budget. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment and Services.

Summary – Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2025	%	2024	%
Revenues	$13,919	100.0	$13,617	100.0
Cost of good sold	13,262	95.3	14,237	104.6
Gross profit (loss)	657	4.7	(620)	(4.6)
Selling, general and administrative	4,015	28.8	3,544	26.0
Gain on disposal of property and equipment	(5)	—	—	—
Research and development	383	2.7	296	2.2
Loss from operations	$(3,736)	(26.8)	$(4,460)	(32.8)
Interest income	335	2.4	174	1.3
Interest expense	(112)	(.8)	(116)	(.8)
Interest expense-financing fees	(20)	(.1)	(13)	(.1)
Other	33	.2	1	—
Loss from continuing operations before taxes	(3,500)	(25.1)	(4,414)	(32.4)
Income tax benefit	—	—	(956)	(7.0)
Loss from continuing operations	$(3,500)	(25.1)	$(3,458)	(25.4)

Revenues

Consolidated revenues increased $302,000 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$7,017	50.4	$5,133	37.7	$1,884	36.7
Hazardous/non-hazardous (1)	1,067	7.7	1,337	9.8	(270)	(20.2)
Other nuclear waste	1,102	7.9	2,239	16.5	(1,137)	(50.8)
Total	9,186	66.0	8,709	64.0	477	5.5

Services
Nuclear services	3,375	24.2	4,569	33.5	(1,194)	(26.1)
Technical services	1,358	9.8	339	2.5	1,019	300.6
Total	4,733	34.0	4,908	36.0	(175)	(3.6)

Total	$13,919	100.0	$13,617	100.0	$302	2.2

(1) Includes wastes generated by government clients of $440,000 and $628,000 for the three months ended March 31, 2025, and the corresponding period of 2024, respectively.

Treatment Segment revenue increased by $477,000 or 5.5% for the three months ended March 31, 2025, over the same period in 2024. The overall increase in revenue generated from government clients was primarily due to higher waste volume, partially offset by lower averaged price from waste mix. Revenue generated from government clients included approximately $2,207,000 in revenue generated from foreign waste receipts as the Company remains focused on its international initiatives. The decrease in other nuclear waste was primarily due to lower waste volume, partially offset by higher averaged price from waste mix. The decrease in revenue in the Services Segment was due to lack of projects due in part, to delay in procurement action resulting from the new Administration transition as previously discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Cost of Goods Sold

Cost of goods sold decreased $975,000 for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$8,936	97.3	$8,761	100.6	$175
Services	4,326	91.4	5,476	111.6	(1,150)
Total	$13,262	95.3	$14,237	104.6	$(975)

Cost of goods sold for the Treatment Segment increased by approximately $175,000 or 2.0%. Treatment Segment’s variable costs decreased by approximately $368,000 primarily due to lower disposal costs, partially offset by higher material and transportation costs. Treatment Segment’s overall fixed costs were higher by approximately $543,000 resulting from the following: salaries and payroll related expenses were higher by $556,000 due to higher headcount, attributed partly to the hiring of additional staff in connection with a certain waste stream as discussed in the “Overview” above. Also, salaries and payroll related expenses were higher in the first quarter of 2025 as more employees took vacation time in the first quarter of 2024 resulting in more hours charged to vacation accrual account; general expenses were higher by $113,000 primarily due to higher utility costs; maintenance expenses were higher by approximately $14,000; and regulatory expenses were lower by approximately $140,000. Services Segment cost of goods sold decreased by $1,150,000 or 21.0%. The decrease in cost of goods sold was primarily due to lower salaries/payroll related, outside services, and travel costs totaling approximately $1,513,000; lower general expenses by approximately $78,000 in various categories; and higher overall material and supplies, disposal, lab and regulatory expenses totaling approximately $441,000. The overall decrease in cost of goods sold within the Services Segment was attributed partly to cost cutting initiatives that we implemented in order to align expenses with revenue backlog. Additionally, cost of goods sold within our Services Segment are subject to variability as projects are competitively bid on. Included within cost of goods sold is depreciation and amortization expense of $421,000 and $404,000 for the three months ended March 31, 2025, and 2024, respectively.

Gross profit (loss)

Gross profit increased $1,277,000 for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$250	2.7	$(52)	(0.6)	$302
Services	407	8.6	(568)	(11.6)	975
Total	$657	4.7	$(620)	(4.6)	$1,277

Treatment Segment gross profit increased by $302,000 or approximately 580.8% and gross margin increased to 2.7% from (0.6)% primarily due higher revenue from overall higher waste volume, partially offset by overall lower averaged price from waste mix. The increase in fixed costs negatively impacted gross margin. Services Segment gross profit increased by $975,000 or 171.7% and gross margin increased to 8.6% from (11.6)%. The increase was attributed partly to cost cutting initiatives that we implemented within our Service Segment to align expenses with its revenue backlog as procurement cycles stabilize. Additionally, our overall Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $471,000 for the three months ended March 31, 2025, as compared to the corresponding period for 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$1,923	—	$1,687	—	$236
Treatment	1,356	14.8	1,065	12.2	291
Services	736	15.6	792	16.1	(56)
Total	$4,015	28.8	$3,544	26.0	$471

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $98,000. The hiring of the Company’s new COO in January 2025 contributed to this increase. Additionally, salaries and payroll related expenses were higher in the first quarter of 2025 as more employees took vacation time in the first quarter of 2024 resulting in more hours charged to vacation accrual account. Administrative Travel expenses were also higher by approximately $12,000 due trips made to the Company’s various facilities by the new COO. The remaining higher expenses in Administrative SG&A expenses were primarily due to higher outside services expenses by approximately $126,000 from more legal and consulting matters. Treatment Segment SG&A expenses were higher primarily due to higher salaries and payroll related expenses of approximately $204,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology. Treatment Segment general expenses were also higher by approximately $87,000 primarily due to higher trade show expenses and higher expenses in various other categories. The decrease in Services Segment SG&A was primarily due to lower salaries and payroll related expenses totaling approximately $117,000, which was partially offset by higher general expenses of approximately $26,000 in various categories, higher travel expenses of approximately $9,000 and higher outside services expenses of approximately $26,000. Included in SG&A expenses is depreciation and amortization expense of $15,000 and $27,000 for the three months ended March 31, 2025, and 2024, respectively.

R&D

R&D expenses increased by approximately $87,000 in the first quarter of 2025 as compared to the corresponding period of 2024 primarily due to expenses incurred for our PFAS technology (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of this technology).

Interest Income

Interest income increased by approximately $161,000 in the first quarter of 2025 as compared to the corresponding period of 2024 primarily due to interest income earned from funds deposited into our money market deposit account (“MMDA”) from the two equity raises that were completed in May 2024 and December 2024.

Income Taxes

We had income tax expense of $0 and income tax benefit of approximately $956,000 for continuing operations for the three months ended March 31, 2025, and 2024, respectively. Our effective tax rate was approximately 0% and 21.7% for the three months ended March 31, 2025, and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025, was impacted by our recognition of a full valuation allowance against our U.S federal and state deferred tax assets in the quarter ended September 30, 2024. Our effective tax rate for the three months ended March 31, 2024, was impacted by non-deductible expenses and state taxes.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2025, were primarily financed by our Liquidity (defined under our Loan Agreement as borrowing availability under the revolving credit plus cash in our MMDA maintained with our lender). We believe our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, R&D on our PFAS technology and capital expenditures (which include our PFAS technology) (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of this technology). We plan to fund these requirements from our operations and our Liquidity. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels. As of March 31, 2025, we had no outstanding borrowing under our revolving credit and our Liquidity was approximately $29,277,000. We believe that our cash flows from operations and our Liquidity should be sufficient to fund our operations for the next twelve months. Although we believe our operations should improve in the remainder of 2025, if we continue to incur losses such as in the first quarter of 2025, this could cause a reduction in our Liquidity.

The following table reflects the cash flow activities during the first three months of 2025 and 2024:

	Three months ended
	March 31,
(In thousands)	2025	2024
Cash used in operating activities of continuing operations	$(2,048)	$(4,358)
Cash used in operating activities of discontinued operations	(56)	(159)
Cash used in investing activities of continuing operations	(571)	(318)
Cash used in investing activities of discontinued operations	(15)	—
Cash used in financing activities of continuing operations	(396)	(125)
Effect of exchange rate on cash	—	(18)
Decrease in cash and finite risk sinking fund (restricted cash)	$(3,086)	$(4,978)

As of March 31, 2025, we were in a positive cash position with no revolving credit balance. As of March 31, 2025, we had cash on hand of approximately $25,745,000.

Operating Activities

Cash used in operating activities of our continuing operations during the first quarter of 2025 consisted mostly of the significant net loss that we incurred of approximately $3,500,000, adjusted for certain non-cash items, such as $196,000 of stock-based compensation expenses and $436,000 of depreciation and amortization expenses. Cash flow increase of approximately $668,000 resulting from net change in assets and liabilities included a decrease in accounts receivable (net of provision for credit losses) of $2,248,000 and a decrease in deferred revenue of approximately $830,000. Our accounts receivables are impacted by timing of invoicing and collections. Our contracts with our customers are subject to various payment terms and conditions.

Cash used in operating activities of our continuing operations during the first quarter of 2024 consisted primarily of the significant net loss that we incurred of approximately $3,458,000, adjusted for certain non-cash items, which included $152,000 of stock-based compensation expenses, $431,000 of depreciation and amortization expense and deferred income tax benefit of $956,000. Cash flow decrease of approximately $646,000 resulting from net change in assets and liabilities included a decrease in accounts payables of approximately $1,603,000 and a decrease in accounts receivable (net of recovery of credit losses) of $1,032,000. Our accounts payable are impacted by the timing of our payments as we are continually managing payment terms with our vendors to maximize our cash position.

Cash used in operating activities of our discontinued operations in the first quarter of 2025 and 2024 consisted primarily of expenses incurred in connection with management and administration of regulatory matters for the Company’s remediation projects. Cash used in operating activities of our discontinued operations in the first quarter of 2025 was reduced by monthly rent payments of approximately $8,800, received from a tenant under a leasing agreement entered into on June 1, 2024, by our PFSG subsidiary, leasing a portion of the PFSG property.

We had working capital of $24,632,000 (which included working capital of our discontinued operations) as of March 31, 2025, as compared to working capital of $28,283,000 as of December 31, 2024. The decrease in our working capital was primarily due to the significant losses incurred from our operations as previously discussed.

Investing Activities

Cash used in investing activities of our continuing operations in the first quarter of 2025 consisted mostly of our purchases of property and equipment totaling approximately $655,000, of which $132,000 was financed. The remaining cash used in investing activities consisted of cash outlays made in connection with our operating permits and certain intangible assets.

Cash used in investing activities of our discontinued operations in the first quarter of 2025 consisted of payments made in connection with a certain regulatory permit at our PFSG subsidiary.

Cash used in investing activities of our continuing operations in the first quarter of 2024 consisted mostly of our purchases of property and equipment totaling approximately $288,000, of which $44,000 was financed. The remaining cash used in investing activities consisted of cash outlays made in connection with our operating permits and certain intangible assets.

The increase in our purchases of property and equipment in 2025 as compared to 2024 was primarily due to capital expenditures made in connection with our PFAS technology which included the installation of our first unit in addition to upgrades made to the unit.

Capital Expenditures

We anticipate making capital expenditures of approximately $2,000,000 to $5,500,000 in 2025 to maintain operations and regulatory compliance requirements and support revenue growth. Our anticipated capital expenditures for 2025 include certain strategic project initiatives which include the installation of our second generation unit for our PFAS technology. We plan to fund our capital expenditures for 2025 from cash from operations, Liquidity and/or financing. The initiation and timing of our capital expenditures in 2025 are subject to a number of factors which include, among other things, cost/benefit analysis, the pace of our strategic project initiatives and improvement in our operations.

Financing Activities

Our cash used in financing during the first quarter of 2025 consisted mostly of principal payments of approximately $157,000 primarily for our Term and Capital Loans under our Credit Facility (see below for a discussion of our Credit Facility) principal payments of $71,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $41,000.

Our cash used in financing during the first quarter of 2024 consisted mostly of principal payments of approximately $259,000 for our Term and Capital Loans under our Credit Facility principal payments of $75,000 for our finance leases, partially offset by proceeds received from option and warrant exercises of approximately $209,000.

Credit Facility

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides us with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of March 31, 2025: (a) up to $12,500,000 revolving credit (“revolving credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,200,000 as of March 31, 2025) and borrowing reductions that our lender may impose from time to time ($750,000 as of March 31, 2025); (b) a term loan (“Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (“Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

On March 11, 2025, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day we fail to meet a minimum of $5,000,000 in daily Liquidity. If triggered, we will be required to show compliance of an FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month-period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once we are able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;

●	revised the Facility Fee (as defined) from .375% to .500%. Such fee percentage will revert back to .375% at such time that we are able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and

●	required payment of an amendment fee of $12,500 by the Company, which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

Our Loan Agreement, as amended, with PNC, contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under our Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first quarter of 2025. We expect to meet our covenant requirements under our Loan Agreement for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2025, the total amount of standby letters of credit outstanding totaled approximately $3,200,000 and the total amount of bonds outstanding totaled approximately $21,481,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of March 31, 2025, the closure and post-closure requirements for these facilities were approximately $23,949,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first quarter of 2025 and recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either indirectly as a subcontractor or directly as a prime contractor to federal government entities, representing approximately $8,404,00 or 60.4% of our total revenue during the three months ended March 31, 2025, as compared to $9,373,000 or 68.8% of our total revenue during the corresponding period of 2024.

Federal Funding. On March 15, 2025, the President signed a full-year Continuing Resolution (“CR”) that provides funding to federal government agencies through the rest of the fiscal year which ends September 30, 2025. Under the enactment of the CR, federal government entities continue to operate at the 2024 fiscal year budget approved level. As discussed above, a significant portion of our revenue is generated through contracts entered into indirectly as subcontractors for others who are prime contractors or directly as the prime contractor to federal government authorities. We have, in the past experienced delays in waste shipments and projects from certain federal government related customers resulting from numerous factors, including, but not limited to, impact of CR. Additionally, the mission to slash federal spending by the Department of Government Efficiency (“DOGE”) continues to contribute uncertainties in federal agencies from which we obtain, directly, or indirectly, government contracts. These aforementioned factors, among others, continue to create uncertainties in federal government spendings that could negatively impact our financial results by impairing our ability to perform work on existing contracts, delaying or cancelling procurement actions by government entities, and/or cause other disruptions or delays.

Market Trends and Uncertainties. Macroeconomic conditions which include recent government and policy changes implemented in the United States, tariff actions and uncertainties related to trade wars, ambiguity around interest rates, softening labor markets, have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We continue to monitor potential effects from these conditions that could impact our revenue and profitability which include supply chain challenges, cost volatility in goods that we utilize in our revenue production, and economic pressures on our customers that may result in reduced spending. While we have experienced limited impact from these conditions at this time, we continue to evaluate and implement a range of strategic options to manage potential impacts from these factors, including supply chain optimization, pricing strategies, sourcing adjustments and cost reduction measures in order to minimize impacts to our financial results.

New Processing Technology. We have completed the fabrication, installation, commissioning and startup of our first full scale commercial Perma-FAS system (“System”) for PFAS destruction, located at our Perma-Fix Florida, Inc. facility. PFAS, commonly known as “forever chemicals,” is the acronym for Perfluoroalkyl and Polyfluoroalkyl Substances, a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children. Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies, and we have filed patent applications relating to our System technology for PFAS destruction. With the successful startup of our pilot System, we have already processed commercial quantities of PFAS-containing waste materials. There are limited current treatment options for these materials, and we expect that our process will exceed any of these other current methods. Some of the sizable markets for PFAS include AFFF (aqueous film-forming foam) firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems. We have already secured and are treating approximately 10,000 gallons of AFFF liquids to support ongoing operations, demonstration, and further testing of our System. We believe that we will receive an additional 50,000 gallons in the coming months.

Our strategy for our System includes continued treatment of PFAS liquids over the coming months and targeting engineering refinements to support larger-scale Systems. With significant upgrades to our prototype currently in the design phase, we anticipate deployment of the second generation unit in the fourth quarter of 2025 at one of our other existing treatment facilities. By the third quarter of 2025, we expect to advance this technology into pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of March 31, 2025, we had total accrued environmental remediation liabilities of $767,000, no change from the December 31, 2024 balance of $767,000. As of March 31, 2025, the total balance of the accrued environmental remediation liabilities was recorded as long-term.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2025.

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

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2024. Additionally, there has been no other material change in legal proceedings previously disclosed by us in our Form 10-K for the year ended December 31, 2024, other than as discussed in “Note 9 - Commitments and Contingencies – Legal Matters – Tetra Tech EC, Inc. (“Tetra Tech”)” and “Shareholder Demand Letter” of the “Note to Condensed Consolidated Financial Statements” contained herein, which are incorporated herein by reference:

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.

Item 6.	Exhibits

(a)	Exhibits
	4.1	Tenth Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 11, 2025, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2024, filed on March 13, 2025.
	10.1	2025 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2025, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 29, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	10.2	2025 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2025, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on January 29, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	10.3	2025 Incentive Compensation Plan for EVP of Strategic Initiatives, effective January 1, 2025, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on January 29, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	10.4	2025 Incentive Compensation Plan for EVP of Hanford and International Waste Operations, effective January 1, 2025, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on January 29, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LLIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	10.5	2025 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2025, as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on January 29, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LLIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
	10.6	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Operating Officer, dated January 23, 2025, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 29, 2025.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 8, 2025	By:	/s/ Mark Duff
Mark Duff President and Chief (Principal) Executive Officer

Date: May 8, 2025	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

