Form 10-Q
period 2025-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2025-08-07
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________________to_________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 4, 2025
Common Stock, $.001 Par Value	18,470,201 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

	June 30,
	2025	December 31,
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	2024

ASSETS
Current assets:
Cash	$22,594	$28,975
Accounts receivable, net of allowance for credit losses of $248 and $202, respectively	8,559	11,579
Unbilled receivables	6,287	4,990
Inventories	1,400	1,350
Prepaid and other assets	3,277	3,309
Current assets related to discontinued operations	33	20
Total current assets	42,150	50,223

Property and equipment:
Buildings and land	24,680	24,717
Equipment	24,170	23,499
Vehicles	411	411
Leasehold improvements	8	8
Office furniture and equipment	1,113	1,082
Construction-in-progress	3,762	2,949
Total property and equipment	54,144	52,666
Less accumulated depreciation	(32,291)	(31,533)
Net property and equipment	21,853	21,133

Property and equipment related to discontinued operations	130	130

Operating lease right-of-use assets	1,529	1,697

Intangibles and other long term assets:
Permits	10,602	10,531
Other intangible assets - net	368	393
Finite risk sinking fund (restricted cash)	12,952	12,680
Other assets	624	461
Total assets	$90,208	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

	June 30,
	2025	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,204	$6,373
Accrued expenses	4,600	5,111
Disposal/transportation accrual	2,473	2,271
Deferred revenue	6,982	6,711
Accrued closure costs - current	15	50
Current portion of long-term debt	538	550
Current portion of operating lease liabilities	372	345
Current portion of finance lease liabilities	264	285
Current liabilities related to discontinued operations	221	244
Total current liabilities	20,669	21,940

Accrued closure costs	8,545	8,290
Long-term debt, less current portion	1,485	1,765
Long-term operating lease liabilities, less current portion	1,238	1,427
Long-term finance lease liabilities, less current portion	497	491
Long-term liabilities related to discontinued operations	948	945
Total long-term liabilities	12,713	12,918

Total liabilities	33,382	34,858

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 18,459,869 and 18,384,879 shares issued, respectively; 18,452,227 and 18,377,237 shares outstanding, respectively	18	18
Additional paid-in capital	160,256	159,590
Accumulated deficit	(103,219)	(96,930)
Accumulated other comprehensive loss	(141)	(200)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	56,826	62,390

Total liabilities and stockholders’ equity	$90,208	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2025	2024	2025	2024

Net revenues	$14,586	$13,986	$28,505	$27,603
Cost of goods sold	13,039	15,292	26,301	29,529
Gross profit (loss)	1,547	(1,306)	2,204	(1,926)

Selling, general and administrative expenses	4,130	3,455	8,145	6,999
Research and development	312	273	695	569
(Gain) loss on disposal of property and equipment	(1)	1	(6)	1
Loss from operations	(2,894)	(5,035)	(6,630)	(9,495)

Other income (expense):
Interest income	301	213	636	387
Interest expense	(124)	(109)	(236)	(225)
Interest expense-financing fees	(21)	(16)	(41)	(29)
Other	155	1	188	2
Loss from continuing operations before taxes	(2,583)	(4,946)	(6,083)	(9,360)
Income tax benefit	—	(1,161)	—	(2,117)
Loss from continuing operations, net of taxes	(2,583)	(3,785)	(6,083)	(7,243)

Loss from discontinued operations, net of taxes (Note 10)	(133)	(166)	(206)	(268)
Net loss	$(2,716)	$(3,951)	$(6,289)	$(7,511)

Net loss per common share - basic and diluted:
Continuing operations	$(.14)	$(.26)	$(.33)	$(.51)
Discontinued operations	(.01)	(.01)	(.01)	(.02)
Net loss per common share	$(.15)	$(.27)	$(.34)	$(.53)

Weighted average number of common shares used in computing net loss per share:
Basic	18,448	14,593	18,436	14,134
Diluted	18,448	14,593	18,436	14,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2025	2024	2025	2024

Net loss	$(2,716)	$(3,951)	$(6,289)	$(7,511)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	42	(31)	59	(87)
Total other comprehensive income (loss)	42	(31)	59	(87)

Comprehensive loss	$(2,674)	$(3,982)	$(6,230)	$(7,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	In Treasury	Loss	Deficit	Equity
Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(3,573)	(3,573)
Foreign currency translation	—	—	—	—	17	—	17
Issuance of Common Stock for services	10,565	—	117	—	—	—	117
Issuance of Common Stock upon exercise of options	40,591	—	41	—	—	—	41
Stock-Based Compensation	—	—	196	—	—	—	196
Balance at March 31, 2025	18,436,035	$18	$159,944	$(88)	$(183)	$(100,503)	$59,188
Net loss	—	—	—	—	—	(2,716)	(2,716)
Foreign currency translation	—	—	—	—	42	—	42
Issuance of Common Stock for services	16,179	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	7,655	—	8	—	—	—	8
Stock-Based Compensation	—	—	186	—	—	—	186
Balance at June 30, 2025	18,459,869	$18	$160,256	$(88)	$(141)	$(103,219)	$56,826

Balance at December 31, 2023	13,654,201	$14	$116,502	$(88)	$(100)	$(76,951)	$39,377
Net loss	—	—	—	—	—	(3,560)	(3,560)
Foreign currency translation	—	—	—	—	(56)	—	(56)
Issuance of Common Stock for services	14,963	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	31,416	—	104	—	—	—	104
Issuance of Common Stock upon exercise of warrant	30,000	—	105	—	—	—	105
Stock-Based Compensation	—	—	152	—	—	—	152
Balance at March 31, 2024	13,730,580	$14	$116,981	$(88)	$(156)	$(80,511)	$36,240
Net loss	—	—	—	—	—	(3,951)	(3,951)
Foreign currency translation	—	—	—	—	(31)	—	(31)
Issuance of Common Stock for services	9,965	—	120	—	—	—	120
Issuance of Common Stock upon exercise of options	4,201	—	9	—	—	—	9
Sale of Common Stock, net of offering costs	2,051,282	2	18,113	—	—	—	18,115
Issuance of warrants from sale of Common Stock	—	—	331	—	—	—	331
Stock-Based Compensation	—	—	132	—	—	—	132
Balance at June 30, 2024	15,796,028	$16	$135,686	$(88)	$(187)	$(84,462)	$50,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(6,289)	$(7,511)
Less: loss from discontinued operations, net of taxes (Note 10)	(206)	(268)

Loss from continuing operations, net of taxes	(6,083)	(7,243)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	873	862
Amortization of debt issuance costs	42	29
Deferred tax benefit	—	(2,117)
Provision for (recovery of) credit losses on accounts receivable	46	(12)
(Gain) loss on disposal of property and equipment	(6)	1
Issuance of common stock for services	235	238
Stock-based compensation	382	284
Changes in operating assets and liabilities of continuing operations
Accounts receivable	2,974	3,311
Unbilled receivables	(1,297)	1,356
Prepaid expenses, inventories and other assets	463	1,670
Accounts payable, accrued expenses and unearned revenue	(1,402)	(3,949)
Cash used in continuing operations	(3,773)	(5,570)
Cash used in discontinued operations	(222)	(245)
Cash used in operating activities	(3,995)	(5,815)

Cash flows from investing activities:
Purchases of property and equipment, net of financed amount	(1,432)	(841)
Additions to permits and other intangible assets	(74)	(502)
Proceeds from sale of property and equipment	33	1
Cash used in continuing operations	(1,473)	(1,342)
Cash used in discontinued operations	(16)	(49)
Cash used in investing activities	(1,489)	(1,391)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(37,708)	(56,393)
Borrowing on revolving credit	37,708	56,393
Proceeds from issuance of Common Stock upon exercise of options/warrant	49	218
Proceeds from sale of Common Stock completed in May 2024, net of offering costs paid	—	18,636
Payment of offering costs from sale of Common Stock completed in December 2024	(194)	—
Principal repayments of finance lease liabilities	(148)	(146)
Principal repayments of long term debt	(313)	(520)
Payment of debt issuance costs	(20)	(61)
Cash (used in) provided by financing activities of continuing operations	(626)	18,127

Effect of exchange rate changes on cash	1	(1)

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(6,109)	10,920
Cash and finite risk sinking fund (restricted cash) at beginning of period	41,655	19,574
Cash and finite risk sinking fund (restricted cash) at end of period	$35,546	$30,494

Supplemental disclosure:
Interest paid	$229	$227
Income taxes paid	—	50
Non-cash financing activities:
Equipment purchase subject to finance	—	44
Equipment purchase subject to finance leases	132	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries.

Immaterial Correction of an Error

The Company reclassified $502,000 of cash outlay for permits and other intangible assets, which was included in “Prepaid expenses, inventories and other assets” within cash used in operating activities to cash used in investing activities for the six months ended June 30, 2024, in its condensed consolidated statement of cash flows. This correction of an error was immaterial and had no effect on the condensed consolidated statements of operations, balance sheets and stockholders’ equity.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$11,397	$877	$12,274	$8,343	$4,755	$13,098
Time and materials	—	2,312	2,312	—	888	888
Total	$11,397	$3,189	$14,586	$8,343	$5,643	$13,986

Revenue by Contract Type
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$20,583	$3,807	$24,390	$17,052	$9,069	$26,121
Time and materials	—	4,115	4,115	—	1,482	1,482
Total	$20,583	$7,922	$28,505	$17,052	$10,551	$27,603

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$7,146	$2,752	$9,898	$6,252	$4,168	$10,420
Domestic commercial	3,323	333	3,656	1,721	1,363	3,084
Foreign government	617	70	687	1	88	89
Foreign commercial	311	34	345	369	24	393
Total	$11,397	$3,189	$14,586	$8,343	$5,643	$13,986

Revenue by generator
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$12,396	7,286	$19,682	$12,013	$8,471	$20,484
Domestic commercial	4,790	444	5,234	4,222	1,867	6,089
Foreign government	2,824	124	2,948	1	167	168
Foreign commercial	573	68	641	816	46	862
Total	$20,583	$7,922	$28,505	$17,052	$10,551	$27,603

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2025	December 31, 2024	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$6,287	$4,990	$1,297	26.0%

Contract liabilities
Deferred revenue	$6,982	$6,711	$271	4.0%

			Year-to-date	Year-to-date
(In thousands)	June 30, 2024	December 31, 2023	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$7,076	$8,432	$(1,356)	-16.1%

Contract liabilities
Deferred revenue	$5,818	$6,815	$(997)	-14.6%

During the three and six months ended June 30, 2025, the Company recognized revenue of $954,000 and $3,888,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. During the three and six months ended June 30, 2024, the Company recognized revenue of $1,754,000 and $4,919,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	June 30, 2025	December 31, 2024	Change ($)	Change (%)

Accounts Receivable (net)	$8,559	$11,579	$(3,020)	-26.1%

			Year-to-date	Year-to-date
	June 30, 2024	December 31, 2023	Change ($)	Change (%)

Accounts Receivable (net)	$6,423	$9,722	$(3,299)	-33.9%

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

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating Leases:
Lease cost	$121	$149	$242	$292

Finance Leases:
Amortization of ROU assets	64	65	127	131
Interest on lease liability	25	21	48	43
	89	86	175	174

Short-term lease rent expense	2	2	4	2

Total lease cost	$212	$237	$421	$468

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of June 30, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.3	3.6

Weighted average discount rate	7.7%	9.5%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2024, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	5.0	4.1

Weighted average discount rate	7.4%	8.9%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of June 30, 2025, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2025 (Remaining)	$249	$191
2026	479	231
2027	447	197
2028	343	174
2029	334	112
2030 and thereafter	73	—
Total undiscounted lease payments	1,925	905
Less: Imputed interest	(315)	(144)
Present value of lease payments	$1,610	$761

Current portion of operating lease obligations	$372	$—
Long-term operating lease obligations, less current portion	$1,238	$—
Current portion of finance lease obligations	$—	$264
Long-term finance lease obligations, less current portion	$—	$497

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$123	$149	$236	$296
Operating cash flow used in finance leases	$25	$21	$48	$43
Financing cash flow used in finance leases	$77	$71	$148	$146

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$—	$—	$132	$—
Operating liabilities	$—	$497	$—	$497

5.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2025			December 31, 2024
Other Intangibles (amount in thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	5.9	$756	$(446)	$310	$753	$(435)	$318
Software	3	666	(608)	58	666	(591)	75
Total		$1,422	$(1,054)	$368	$1,419	$(1,026)	$393

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2025 (Remaining)	$26
2026	49
2027	30
2028	21
2029	18

Amortization expenses relating to the definite-lived intangible assets as discussed above were $13,000 and $28,000 for the three and six months ended June 30, 2025, respectively, and $23,000 and $47,000 for the three and six months ended June 30, 2024, respectively.

6.	Capital Stock, Stock Plans, Warrants and Stock Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

In connection with the appointment of Mr. Troy Eshleman to the position of Chief Operating Officer (“COO”) by the Company’s Board of Directors (the “Board”) on January 23, 2025, the Compensation and Stock Option Committee (the “Compensation Committee”) recommended, and the Board approved, the grant to Mr. Eshleman of an ISO for the purchase, under the Company’s 2017 Stock Option Plan (the “2017 Plan”), of up to 50,000 shares of the Company’s common stock, $.001 (the “Common Stock”). The ISO has a six-year term and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $10.70 per share, which equals the closing price of the Company’s Common Stock as quoted on NASDAQ on the grant date.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2025, and 2024 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2025	2024	2025	2024
Employee Stock Options	$96,000	$72,000	$203,000	$163,000
Director Stock Options	90,000	60,000	179,000	121,000
Total	$186,000	$132,000	$382,000	$284,000

As of June 30, 2025, the Company had approximately $1,742,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.9 years.

The summary of the Company’s total Stock Option Plans as of June 30, 2025, and June 30, 2024, and changes during the periods then ended, are presented below. The Company’s Plans consist of the 2017 Plan and the 2003 Outside Directors Stock Plan (the “2003 Plan”):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	50,000	$10.70
Exercised	(69,500)	$3.91		$459,305
Forfeited	(17,000)	$8.72
Options outstanding end of period (1)	964,400	$6.54	4.6	$3,846,034
Options exercisable at June 30, 2025(2)	398,500	$5.73	3.9	$1,908,857

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2024	994,500	$5.57
Granted	45,000	$7.75
Exercised	(49,900)	$5.63		$245,982
Forfeited	(44,000)	$6.05
Options outstanding end of period (3)	945,600	$5.65	4.6	$4,232,804
Options exercisable at June 30, 2024(4)	343,900	$5.05	3.5	$1,747,136

(1)	Options with exercise price ranging from $3.31 to $10.70.
(2)	Options with exercise price ranging from $3.31 to $9.81.
(3)	Options with exercise price ranging from $3.15 to $9.81.
(4)	Options with exercise price ranging from $3.15 to $7.50.
(5)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six months ended June 30, 2025, the Company issued a total of 26,744 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on the Company’s Board. The Company recorded approximately $239,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the six months ended June 30, 2025, the Company issued an aggregate 33,746 shares of its Common Stock from cashless exercises of options for the purchase of 55,000 shares of the Company’s Common Stock ranging from $3.15 to $7.75 per share. Additionally, the Company issued an aggregate 14,500 shares of its Common Stock from cash exercises of options for the purchase of 14,500 shares of the Company’s Common Stock, at exercise prices of $3.15 and $3.95 per share, resulting in proceeds of approximately $49,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriter, placement agents and their designees to purchase up to an aggregate 188,038 shares of the Company’s Common Stock at exercise prices of $11.50 and $12.19 per share. These warrants remained outstanding as of June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(2,583)	$(3,785)	$(6,083)	$(7,243)
Basic loss per share	$(.14)	$(.26)	$(.33)	$(.51)
Diluted loss per share	$(.14)	$(.26)	$(.33)	$(.51)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(133)	$(166)	$(206)	$(268)
Basic loss per share	$(.01)	$(.01)	$(.01)	$(.02)
Diluted loss per share	$(.01)	$(.01)	$(.01)	$(.02)

Net loss per common share
Net loss	$(2,716)	$(3,951)	$(6,289)	$(7,511)
Basic loss per share	$(.15)	$(.27)	$(.34)	$(.53)
Diluted loss per share	$(.15)	$(.27)	$(.34)	$(.53)

Weighted average shares outstanding:
Basic weighted average shares outstanding	18,448	14,593	18,436	14,134
Add: dilutive effect of stock options	—	—	—	—
Add: dilutive effect of warrants	—	—	—	—
Diluted weighted average shares outstanding	18,448	14,593	18,436	14,134

For the three and six months ended June 30, 2025, 1,152,438 and 1,146,361 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2024, 971,297 and 954,245 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8.	Long Term Debt

Long-term debt consists of the following as of June 30, 2025, and December 31, 2024:

(Amounts in Thousands)	June 30, 2025		December 31, 2024
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2027. Effective interest rates for first six months of 2025 was 9.5% (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first six months of 2025 was 8.3% (1)	1,583		1,834
Capital Loan dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first six months of 2025 was 7.8% (1)	201		253
Debt Issuance Costs (2)	(157	)(2)	(178	)(2)
Notes Payable up to 2044, with annual interest rates ranging from 8.2% to 10.7% (3)	396		406
Total debt	2,023		2,315
Less current portion of long-term debt	538		550
Long-term debt	$1,485		$1,765

(1)	Our Revolving Credit facility is collateralized by our accounts receivable, and our Term loan and Capital loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility, which consists of the Revolving Credit, Terms loan and Capital loan, as applicable.

(3)	Includes a promissory note entered into on July 24, 2024, in connection with the purchase of the Company’s Oak Ridge Environmental Waste Operations Center (“EWOC”) property which include a variable interest rate provision, which interest rate will be adjusted at the end of years five, ten and fifteen from the date of the note.

Credit Facility

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides the Company with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of June 30, 2025: (a) up to $12,500,000 revolving credit (the “Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,200,000 as of June 30, 2025) and borrowing reductions that the Company’s lender may impose from time to time ($750,000 as of June 30, 2025); (b) a term loan (the “Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (the “Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

Pursuant to the Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (7.50% at June 30, 2025) plus 2% or Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

The Company agreed to pay PNC 0.5% of the total financing if the Company pays off its obligations after July 31, 2024, to and including July 31, 2025. No early termination fee shall apply if the Company pays off its obligations under Loan Agreement, as amended, after July 31, 2025.

On March 11, 2025, the Company entered into an amendment to its Loan Agreement with its lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day the Company fails to meet a minimum of $5,000,000 in daily Liquidity (defined under the Loan Agreement as borrowing availability under the Revolving Credit plus cash in the money market deposit account (“MMDA”) maintained with the Company’s lender). If triggered, the Company will be required to show compliance of a FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month-period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once the Company is able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;
●	revised the Facility Fee (as defined) from .375% to .500%. Such fee percentage will revert back to 0.375% at such time that the Company is able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and
●	required payment of an amendment fee of $12,500, by the Company which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

As of June 30, 2025, the Company had no outstanding borrowing under its Revolving Credit and its Liquidity was approximately $25,440,000.

The Company’s Loan Agreement, as amended, with PNC contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under the Company’s Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the Company’s Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first and second quarters of 2025.

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

The majority of Tetra Tech’s claims were previously dismissed by the Court. The remaining claims of intentional interference with contractual relations and inducing a breach of contract were dismissed by the Court pursuant to Defendants’ request for summary judgment. Tetra Tech appealed the dismissal of the remaining two claims and subsequently agreed to withdraw its appeal, which the Court dismissed at Tetra Tech’s request. The litigation was resolved as of March 31, 2025, and Tetra Tech released and forever discharged the Company from any and all claims arising out of or in any way related to the complaint.

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

After reviewing the Letter, the Board established a Demand Review Committee (the “Committee”) to review, analyze and evaluate the shareholder demand received above, and to make recommendations to the Board with respect to such demand. The Committee was ad hoc, in that the composition of the Committee will necessarily change in response to the specific shareholder demand. Initial members of the Committee are comprised of Board members who were not members of the Board in 2012 when the Company adopted its Bylaws and are disinterested and independent with respect to the matters set forth in the Letter discussed above. The Committee was authorized to engage, at the Company’s expense, experts and advisors that the Committee deems appropriate to assist in its review and determination. Based on the Committee’s review and analysis of the demand and the current case law, in connection with the above Letter, the Committee recommended to the Board to reject such demand as being baseless. Based on the Committee’s recommendation to the Board, the Board determined that the demand is meritless and rejected such demand.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $23,951,000 as of June 30, 2025. As of June 30, 2025, and December 31, 2024, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets totaled $12,952,000 and $12,680,000, respectively, which included interest earned of $3,481,000 and $3,209,000 on the finite risk sinking funds as of June 30, 2025, and December 31, 2024, respectively. Interest income for the three and six months ended June 30, 2025, was approximately $128,000 and $272,000, respectively. Interest income for the three and six months ended June 30, 2024, was approximately $150,000 and $298,000, respectively. If we elect so, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2025, the total amount of standby letters of credit outstanding was approximately $3,200,000, and the total amount of bonds outstanding was approximately $21,044,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $133,000 (net of taxes of $0) and $166,000 (net of tax benefit of $51,000) for the three months ended June 30, 2025, and 2024, respectively and net losses of $206,000 (net of taxes of $0) and $$268,000 (net of tax benefit of $79,000) for the six months ended June 30, 2025, and 2024, respectively. The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of June 30, 2025, and December 31, 2024. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2025	2024
Current assets
Other assets	$33	$20
Total current assets	33	20
Long-term assets
Property, plant and equipment, net (1)	130	130
Total long-term assets	130	130
Total assets	$163	$150
Current liabilities
Accounts payable	$62	$90
Accrued expenses and other liabilities	159	153
Environmental liabilities	—	1
Total current liabilities	221	244
Long-term liabilities
Closure liabilities	184	179
Environmental liabilities	764	766
Total long-term liabilities	948	945
Total liabilities	$1,169	$1,189

(1)	net of accumulated depreciation of $10,000 for each period presented.

11.	Operating Segments

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

The Company’s CODM is represented by its chief executive officer and chief operating officer (or “CODM group”). The CODM group evaluates the performance of the Treatment and Services segments and allocates resources (including financial or capital resources) to each reporting segment based on revenue and (loss) income from operations by comparing actual results for these metrics to budgeted and forecasted amounts for these metrics on a monthly, quarterly and year-to-date basis. The Company’s CODM group does not evaluate and allocate resources for the reportable segments using assets; therefore, the Company does not disclose assets for its reporting segments.

The table below summarizes loss from operations for the Company’s two reporting segments and its corporate headquarter and provides reconciliation of such financial metric to the Company’s consolidated totals for the three and six months ended June 30, 2025, and 2024 for our continuing operations. Significant segment expenses that are included in the measure of segment profit or losses for each reportable segment and regularly provided to the CODM group include payroll and benefit, material and supplies, disposal, transportation and subcontract expenses and are reflected separately, where applicable (in thousands).

Segment Reporting for the Three Months Ended June 30, 2025

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$11,397	$3,189	$14,586	$—	$14,586
Cost of Goods Sold:
Payroll and benefits expenses	4,742	1,874	6,616	—	6,616
Material and supplies expenses	1,235	—	1,235	—	1,235
Disposal expenses	1,095	—	1,095	—	1,095
Transportation expenses	366	—	366	—	366
Subcontract expenses	—	158	158	—	158
Other cost of goods sold (2)	2,393	1,176	3,569	—	3,569
Total cost of goods sold	9,831	3,208	13,039	—	13,039
Gross profit (loss)	1,566	(19)	1,547	—	1,547
Selling, general and administrative expenses (“SG&A”):
Payroll and benefits	942	647	1,589	940	2,529
Other SG&A (3)	408	176	584	1,017	1,601
Total SG&A	1,350	823	2,173	1,957	4,130
Research and development	232	4	236	76	312
Gain on disposal of property and equipment	(1)	—	(1)	—	(1)
Loss from operations	$(15)	$(846)	$(861)	$(2,033)	(2,894)
Interest income					301
Interest expense					(124)
Interest expense-financing fees					(21)
Other income					155
Loss from continuing operations before taxes					(2,583)
Income tax expense					—
Loss from continuing operations, net of taxes					$(2,583)

Segment Reporting for the Three Months Ended June 30, 2024

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$8,343	$5,643	$13,986	$—	$13,986
Cost of goods sold:
Payroll and benefit expenses	3,943	1,977	5,920	—	5,920
Material and supplies expenses	1,078	—	1,078	—	1,078
Disposal expenses	1,854	—	1,854	—	1,854
Transportation expenses	217	—	217	—	217
Subcontract expenses	—	2,554	2,554	—	2,554
Other cost of goods sold (2)	2,448	1,221	3,669	—	3,669
Total cost of goods sold	9,540	5,752	15,292	—	15,292
Gross loss	(1,197)	(109)	(1,306)	—	(1,306)
SG&A:
Payroll and benefits	732	501	1,233	835	2,068
Other SG&A (3)	343	165	508	879	1,387
Total SG&A	1,075	666	1,741	1,714	3,455
Research and development	186	24	210	63	273
Loss on disposal of property and equiment	—	1	1	—	1
Loss from operations	$(2,458)	$(800)	$(3,258)	$(1,777)	(5,035)
Interest income					213
Interest expense					(109)
Interest expense-financing fees					(16)
Other income					1
Loss from continuing operations before taxes					(4,946)
Income tax benefit					(1,161)
Loss from continuing operations, net of taxes					$(3,785)

Segment Reporting for the Six Months Ended June 30, 2025

	Treatment	Services	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$20,583	$7,922	$28,505	$—	$28,505
Cost of Goods Sold:
Payroll and benefits expenses	9,179	3,887	13,066	—	13,066
Material and supplies expenses	2,586	—	2,586	—	2,586
Disposal expenses	1,316	—	1,316	—	1,316
Transportation expenses	861	—	861	—	861
Subcontract expenses	—	1,066	1,066	—	1,066
Other cost of goods sold (2)	4,825	2,581	7,406	—	7,406
Total cost of goods sold	18,767	7,534	26,301	—	26,301
Gross profit	1,816	388	2,204	—	2,204
SG&A:
Payroll and benefits	1,815	1,185	3,000	1,871	4,871
Other SG&A (3)	891	374	1,265	2,009	3,274
Total SG&A	2,706	1,559	4,265	3,880	8,145
Research and development	523	27	550	145	695
Gain on disposal of property and equipment	(1)	(5)	(6)	—	(6)
Loss from operations	$(1,412)	$(1,193)	$(2,605)	$(4,025)	(6,630)
Interest income					636
Interest expense					(236)
Interest expense-financing fees					(41)
Other income					188
Loss from continuing operations before taxes					(6,083)
Income tax expense					—
Loss from continuing operations, net of taxes					$(6,083)

Segment Reporting for the Six Months Ended June 30, 2024

	Treatment	Services	Segments Total	Corporate(1)	Consolidated Total
Revenue from external customers	$17,052	$10,551	$27,603	$—	$27,603
Cost of goods sold:
Payroll and benefit expenses	7,695	4,429	12,124	—	12,124
Material and supplies expenses	1,841	—	1,841	—	1,841
Disposal expenses	3,423	—	3,423	—	3,423
Transportation expenses	515	—	515	—	515
Subcontract expenses	—	4,364	4,364	—	4,364
Other cost of goods sold (2)	4,827	2,435	7,262	—	7,262
Total cost of goods sold	18,301	11,228	29,529	—	29,529
Gross loss	(1,249)	(677)	(1,926)	—	(1,926)
SG&A:
Payroll and benefits	1,402	1,156	2,558	1,669	4,227
Other SG&A (3)	738	302	1,040	1,732	2,772
Total SG&A	2,140	1,458	3,598	3,401	6,999
Research and development	404	52	456	113	569
Loss on disposal of property and equiment	—	1	1	—	1
Loss from operations	$(3,793)	$(2,188)	$(5,981)	$(3,514)	(9,495)
Interest income					387
Interest expense					(225)
Interest expense-financing fees					(29)
Other income					2
Loss from continuing operations before taxes					(9,360)
Income tax benefit					(2,117)
Loss from continuing operations, net of taxes					$(7,243)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment reporting information.
(2)

Other cost of goods sold for each reportable segment includes:

Treatment - lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.

Services - material and supplies, disposal, transportation, lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.

(3)	Other SG&A for each reportable segment and Corporate includes:
Treatment-depreciation and amortization, travel, outside services, repair and maintenance and general expenses.
Services- travel, outside services, repair and maintenance and general expenses.
Corporate-repair and maintenance, depreciation and amortization, travel, public company, outside services and general expenses.

The following table presents depreciation and amortization for the three and six months ended June 30, (in thousand):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Treatment	$389	$367	$771	$733
Services	38	44	81	89
Total segment	427	411	852	822
Corporate	10	19	21	40
Total	$437	$430	$873	$862

The following table presents capital expenditures for the three and six months ended June 30, (in thousand):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Treatment	$893		$457		$1,380		$617
Services	16		140		52		224
Total segment	909		597		1,432		841
Corporate	—		—		—		—
Total	$909	(1)	$597	(2)	$1,432	(1)	$841	(2)

(1)	Net of financed amount of $0 and $132 for the three and six months ended June 30, 2025, respectively.

(2)	Net of financed amount of $0 and $44 for the three and six months ended June 30, 2024, respectively.

12. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expense of $0 and income tax benefit of $1,161,000 for continuing operations for the three months ended June 30, 2025, and the corresponding period of 2024, respectively, and income tax expense of $0 and income tax benefit of $2,117,000 for continuing operations for the six months ended June 30, 2025, and the corresponding period of 2024, respectively. The Company’s effective tax rates were approximately 0% and 23.5% for the three months ended June 30, 2025, and the corresponding period of 2024, respectively, and 0% and 22.6% for the six months ended June 30, 2025, and the corresponding period of 2024, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025, were impacted by the Company’s recognition of a full valuation allowance against its U.S federal and state deferred tax assets in the quarter ended September 30, 2024. The Company’s effective tax rates for the three and six months ended June 30, 2024, were impacted by non-deductible expenses and state taxes. See Note 13 – “Subsequent Events – Tax Matters” for a discussion as to the “One Big Beautiful Bill Act” that changes certain existing U.S. tax laws.

13. Subsequent Events

Management evaluated events occurring subsequent to June 30, 2025, through August 7, 2025, the date these condensed consolidated financial statements were available for issuance, and other than as noted below determined that no material recognizable subsequent events occurred.

Tax Matter

On July 4, 2025, the United States enacted tax reform legislation through the “One Big Beautiful Bill Act,” which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company continues to evaluate the impact the new legislation will have on its consolidated financial statements but does not anticipate a significant impact due to the Company’s valuation allowance position, among other things.

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

●	demand for our services;
●	effect of improvements to production in revenue;
●	reductions in the level of government funding;
●	impact of “One Big Beautiful Bill Act”;
●	effect of changes to leadership at DOE;
●	continued improvement in financial results the second half of 2025;
●	revenue contribution from the West Valley Development Project in the second half of 2025;
●	approvals of scope attributable to the Company under the West Valley Development Project contract;
●	sustained receipts from DOE’s Hanford facility;
●	operations of the West Valley Development Project;
●	Direct-Feed Low-Activity Waste (“DFLAW”) to begin operations in the fourth quarter of 2025;
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement financial covenant requirements;
●	spending priorities under new Administration;
●	stabilization in changes in new administration and supporting policies;
●	cash flow requirements for the next twelve months;
●	sufficient cash flow and Liquidity to fund operations for the next twelve months;
●	reduction in Liquidity;
●	international initiatives;
●	amount of capital expenditures;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	expansion into international market;
●	funding of operating and capital expenditures from cash from operations, Liquidity under our Loan Agreement, and/or financing;
●	our PFAS (Per- and polyfluoroalkyl) technology process will exceed current treatment options available;
●	receipt of an additional 50,000 gallons of aqueous film-forming foam (“AFFF”) liquid;
●	deployment of the second generation unit;
●	strategy for our System;
●	advancement of our PFAS technology;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a potentially responsible party (“PRP”); and
●	potential violations of environmental laws and attendant remediation at our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	uncertainties relating to the new presidential administration (the “Administration”) and failure of the Administration to spend Congressionally mandated appropriations, which may result in the failure to realize the full amount of our backlog;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of an event similar to COVID-19 having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;
●	cost reduction measures;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2024 Form 10-K and the “Forward-Looking Statements” contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first quarter of 2025 and this second quarter 2025 10-Q.

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

Overview

Our results of operations for the second quarter of 2025 reflect marginal improvements from the corresponding period of 2024. Overall revenue increased by $600,000 or 4.3% to $14,586,000 for the three months ended June 30, 2025, from $13,986,000 in the same period of 2024. The increase was entirely from our Treatment Segment where revenue increased by $3,054,000 or approximately 36.6% to $11,397,000 for the three months ended June 30, 2025, from $8,343,000 in the same period of 2024. The increase in Treatment Segment revenue was primarily due to increased waste volume and higher averaged price waste from waste mix. With the increase in waste receipts within our Treatment Segment, production challenges were realized that adversely impacted revenue; however, we believe that these issues have been resolved through automation and operational adjustments. Services Segment revenue decreased $2,454,000 or 43.5% to $3,189,000 for the three months ended June 30, 2025, from $5,643,000 for the same period of 2024. The decrease was attributed in part, to delays in project mobilizations from existing contracts along with delays in procurements resulting from changes to the new Administration and supporting policies that continued into the second quarter of 2025. We anticipate these changes should stabilize in the near future as new leadership within the U.S. Department of Energy (“DOE”) and other primary federal clients nominate and confirm leadership into each agency. Gross profit increased $2,853,000 or 218.5% for the three months ended June 30, 2025, as compared to the corresponding period of 2024. Selling, General, and Administrative (“SG&A”) expenses increased by $675,000 or 19.5% for the three months ended June 30, 2025, as compared to the corresponding period of 2024.

Our overall revenue increased by $902,000 or 3.3% to $28,505,000 for the six months ended June 30, 2025, from $27,603,000 for the corresponding period of 2024. Similar to the second quarter of 2025, the increase was entirely from our Treatment Segment where revenue increased by $3,531,000 or approximately 20.7% to $20,583,000 for the six months ended June 30, 2025, from $17,052,000 in the same period of 2024. The increase in Treatment Segment revenue was primarily due to increased waste volume and higher averaged price waste from waste mix. Services Segment revenue decreased $2,629,000 or 24.9% to $7,922,000 for the six months ended June 30, 2025, from $10,551,000 for the same period of 2024 primarily due to the same reasons as discussed above for the three months ended June 30, 2025. We generated a gross profit of $2,204,000 for the six months ended June 30, 2025, as compared to a gross loss of $1,926,000 for the corresponding period of 2024, reflecting an overall increase in gross profit of $4,130,000 or 214.4%. SG&A expenses increased by $1,146,000 or 16.4% for the six months ended June 30, 2025, as compared to the corresponding period of 2024.

See below “Results of Operations” for further discussions of our financial results for the three and six months ended June 30, 2025 as compared to the corresponding period of 2024.

Although we saw marginal improvements in our financial results in the second quarter of 2025 and the six months ended June 30, 2025, as compared to the corresponding periods of 2024, our results of operations for these periods did not meet our expectation. However, we believe we are well positioned for continued improvements in the second half of 2025. Our Treatment backlog stands at approximately $13,151,000, an increase of $5,292,000 or 67.3% from the December 31, 2024, balance of $7,859,000. Additionally, in December 2024, BWXT Technologies and its team, of which we are a member, were awarded the West Valley Project contract for the cleanup operations at the West Valley Development Project in West Valley, New York. The contract has a 10-year ordering period with a maximum value of up to $3 billion that can be performed for up to 15 years. We expect revenue contribution from this project in the second half of 2025 as our scope under the contract is further defined, approved and transitions into operation. Also, we expect that the DFLAW program at Hanford, Washington will begin initial tank waste treatment operations in the fourth quarter of 2025 which we believe our PFNWR facility is well-positioned to support. We continue to focus on increasing our expansion into the international markets which is reflected in revenue generated from foreign entities of approximately $3,589,000 for the six months ended June 30, 2025, as compared to $1,030,000 for the corresponding period of 2024, an increase of $2,559,000 or 248.4%. Finally, we continue our aggressive approach in research and development (“R&D”), sales and marketing efforts and capital expenditures of our new PFAS technology which adversely impacted our results of operations for the first six months of 2025 (See “Known Trends and Uncertainties – New Processing Technology” for a discussion of our new technology).

We are attempting to make strategic improvements to our plants and equipment and bolster our operational staff to maximize our revenue production capabilities. We are continually monitoring our operating costs to ensure alignment with our revenue level.

See “Federal Funding” and “Market Trends and Uncertainties” in “Known Trends and Uncertainties” within this MD&A for a discussion of factors that could negatively impact our results of operations for the remainder of 2025.

Business Environment

Our Treatment and Services Segments’ business continues to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, current economic and political conditions, government reductions, COVID like events, government budget issues and the manner in which the applicable government authority will be required to spend funding to remediate various sites. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment and Services.

Summary – Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2025	%	2024	%	2025	%	2024	%
Net revenues	$14,586	100.0	$13,986	100.0	$28,505	100.0	$27,603	100.0
Cost of goods sold	13,039	89.4	15,292	109.3	26,301	92.3	29,529	107.0
Gross profit (loss)	1,547	10.6	(1,306)	(9.3)	2,204	7.7	(1,926)	(7.0)
Selling, general and administrative	4,130	28.3	3,455	24.7	8,145	28.6	6,999	25.4
Research and development	312	2.1	273	2.0	695	2.4	569	2.0
(Gain) loss on disposal of property and equipment	(1)	—	1	—	(6)	—	1	—
Loss from operations	(2,894)	(19.8)	(5,035)	(36.0)	(6,630)	(23.3)	(9,495)	(34.4)
Interest income	301	2.1	213	1.5	636	2.2	387	1.4
Interest expense	(124)	(.9)	(109)	(.8)	(236)	(.8)	(225)	(.8)
Interest expense-financing fees	(21)	(.1)	(16)	(.1)	(41)	(.1)	(29)	(.1)
Other	155	1.0	1	—	188	.7	2	—
Loss from continuing operations before taxes	(2,583)	(17.7)	(4,946)	(35.4)	(6,083)	(21.3)	(9,360)	(33.9)
Income tax benefit	—	—	(1,161)	(8.3)	—	—	(2,117)	(7.7)
Loss from continuing operations	$(2,583)	(17.7)	$(3,785)	(27.1)	$(6,083)	(21.3)	$(7,243)	(26.2)

Revenues

Consolidated revenues increased $600,000 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$7,196	49.3	$5,645	40.4	$1,551	27.5
Hazardous/non-hazardous (1)	1,406	9.6	1,293	9.2	113	8.7
Other nuclear waste	2,795	19.2	1,405	10.1	1,390	98.9
Total	11,397	78.1	8,343	59.7	3,054	36.6

Services
Nuclear services	1,681	11.5	4,426	31.6	(2,745)	(62.0)
Technical services	1,508	10.4	1,217	8.7	291	23.9
Total	3,189	21.9	5,643	40.3	(2,454)	(43.5)

Total	$14,586	100.0	$13,986	100.0	$600	4.3

(1) Includes wastes generated by government clients of $567,000 and $608,000 for the three months ended June 30, 2025, and the corresponding period of 2024, respectively.

Treatment Segment overall revenue increased by $3,054,000 or 36.6% for the three months ended June 30, 2025, over the same period in 2024. The overall increase in revenue in the Treatment Segment was primarily due to higher waste volume and higher averaged price waste from waste mix. Our Treatment Segment revenue was also positively impacted by our international initiatives, which resulted in an increase in revenue of approximately $558,000 or 150.8% in revenue as compared to the same period of last year. Services Segment revenue decreased by approximately $2,454,000 or 43.5%. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Consolidated revenues increased $902,000 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$14,213	49.8	$10,778	39.1	$3,435	31.9
Hazardous/non-hazardous (1)	2,473	8.7	2,630	9.5	(157)	(6.0)
Other nuclear waste	3,897	13.7	3,644	13.2	253	6.9
Total	20,583	72.2	17,052	61.8	3,531	20.7

Services
Nuclear services	5,055	17.7	8,995	32.6	(3,940)	(43.8)
Technical services	2,867	10.1	1,556	5.6	1,311	84.3
Total	7,922	27.8	10,551	38.2	(2,629)	(24.9)

Total	$28,505	100.0	$27,603	100.0	$902	3.3

(1) Includes wastes generated by government clients of $1,007,000 and $1,236,000 for the six months ended June 30, 2025, and the corresponding period of 2024, respectively.

Treatment Segment overall revenue increased by $3,531,000 or 20.7% for the three months ended June 30, 2025, over the same period in 2024. The overall increase in revenue in the Treatment Segment was primarily due to higher waste volume and higher averaged price waste from waste mix. Our Treatment Services Segment revenue was also positively impacted by our international initiatives, which resulted in an increase in revenue of approximately $2,580,000 or 315.8% as compared to the same period of last year. Services Segment revenue decreased by approximately $2,629,000 or 24.9%. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Cost of Goods Sold

Cost of goods sold decreased $2,253,000 for the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$9,831	86.3	$9,540	114.3	$291
Services	3,208	100.6	5,752	101.9	(2,544)
Total	$13,039	89.4	$15,292	109.3	$(2,253)

Cost of goods sold for the Treatment Segment increased by approximately $291,000 or 3.1%. Treatment Segment’s overall fixed costs were higher by approximately $682,000 resulting from the following: salaries and payroll related expenses were higher by approximately $665,000 due to additional headcount; maintenance expenses were higher by approximately $38,000; depreciation expenses were higher by $25,000; travel expense were higher by $21,000; general expenses were higher by $11,000; and regulatory expenses were lower by $78,000. Treatment Segment’s variable costs decreased by approximately $391,000 primarily due to lower disposal costs of $758,000 and lower outside services costs of $86,000, offset by overall higher material and supplies, transportation and other costs of approximately $453,000. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Services Segment cost of goods sold decreased $2,544,000 or 44.2% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to overall lower salaries/payroll related, outside services, and travel costs totaling approximately $2,500,000; lower regulatory costs of $24,000; lower general expenses of $13,000 in various categories; and lower depreciation expense of approximately $7,000. Included within cost of goods sold is depreciation and amortization expense of $423,000 and $405,000 for the three months ended June 30, 2025, and 2024, respectively.

Cost of goods sold decreased $3,228,000 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$18,767	91.2	$18,301	107.3	$466
Services	7,534	95.1	11,228	106.4	(3,694)
Total	$26,301	92.3	$29,529	107.0	$(3,228)

Cost of goods sold for the Treatment Segment increased by approximately $466,000 or 2.5%. Treatment Segment’s overall fixed costs were higher by approximately $1,225,000 resulting from the following: salaries and payroll related expenses were higher by $1,221,000 due to higher headcount. Additionally, salaries and payroll related expenses were higher in the first six months of 2025 as more employees took vacation time in the first six months of 2024 resulting in more hours charged to vacation accrual account; general expenses were higher by $124,000 primarily due to higher utility costs; maintenance expenses were higher by approximately $52,000; depreciation expenses were higher by $42,000; and regulatory expenses were lower by approximately $218,000. Treatment Segment’s variable costs decreased by approximately $759,000 primarily due to lower disposal costs of $2,107,000 and lower outside services costs of $79,000, offset by overall higher material and supplies, transportation and other costs of approximately $1,427,000. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Services Segment cost of goods sold decreased $3,694,000 or 32.9% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to overall lower salaries/payroll related, outside services, and travel costs totaling approximately $4,012,000; lower depreciation expenses totaling approximately $8,000; lower regulatory costs of $39,000; lower general expenses of approximately $104,000 in various categories; and overall higher material and supplies, lab and disposal costs totaling approximately $469.000. Included within cost of goods sold is depreciation and amortization expense of $845,000 and $810,000 for the six months ended June 30, 2025, and 2024, respectively.

Gross Profit (Loss)

Gross profit for the quarter ended June 30, 2025, increased $2,853,000 over the same period in 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$1,566	13.7	$(1,197)	(14.3)	$2,763
Services	(19)	(0.6)	(109)	(1.9)	90
Total	$1,547	10.6	$(1,306)	(9.3)	$2,853

Treatment Segment gross profit increased by $2,763,000 or approximately 230.8% and gross margin increased to 13.7% % from (14.3)% primarily due to higher revenue from higher waste volume and higher averaged price from waste mix. The increase in fixed costs within the Treatment Segment negatively impacted gross profit and gross margin. Services Segment gross profit increased by $90,000 or approximately 82.6% and gross margin improved slightly from (1.9)% to (0.6)%. The increases were attributed primarily to overall improved margin on projects and lower fixed costs which were offset by the impact of lower revenue. Our Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the six months ended June 30, 2025, increased $4,130,000 over 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$1,816	8.8	$(1,249)	(7.3)	$3,065
Services	388	4.9	(677)	(6.4)	1,065
Total	$2,204	7.7	$(1,926)	(7.0)	$4,130

Treatment Segment gross profit increased by $3,065,000 or approximately 245.4% and gross margin increased to 8.8% % from (7.3)% primarily due to higher revenue from higher waste volume and higher averaged price from waste mix. The increase in fixed costs within the Treatment Segment negatively impacted gross profit and gross margin. Services Segment gross profit increased by $1,065,000 or approximately 157.3% and gross margin improved from (6.4)% to 4.9%. Similar to the second quarter of 2025, the increases were attributed primarily to overall improved margin on projects and lower fixed costs which were offset by the impact of lower revenue. Our Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $675,000 for the three months ended June 30, 2025, as compared to the corresponding period for 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$1,957	—	$1,714	—	$243
Treatment	1,350	11.8	1,075	12.9	275
Services	823	25.8	666	11.8	157
Total	$4,130	28.3	$3,455	24.7	$675

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $105,000. The hiring of the Company’s new COO in January 2025 contributed to this increase. The remaining higher expenses in Administrative SG&A expenses were primarily due to higher outside services expenses of approximately $103,000 from more consulting and business matters, higher general expenses by approximately $19,000 in various categories and higher travel expenses of approximately $16,000 due to more travel by senior management. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $210,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology and overall business development; bad debt expenses were higher by approximately $29,000; general expense were higher by approximately $39,000 in various categories; travel expenses were slightly higher by $7,000; and outside services expenses were lower by approximately $10,000. Services Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $146,000 as more employee hours were spent on bid and proposals; general expenses were higher by approximately $17,000 in various categories; and travel expense were slightly lower by approximately $6,000. Included in SG&A expenses is depreciation and amortization expense of $14,000 and $25,000 for the three months ended June 30, 2025, and 2024, respectively.

SG&A expenses increased $1,146,000 for the six months ended June 30, 2025, as compared to the corresponding period for 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$3,880	—	$3,401	—	$479
Treatment	2,706	13.1	2,140	12.5	566
Services	1,559	19.7	1,458	13.8	101
Total	$8,145	28.6	$6,999	25.4	$1,146

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $203,000. The hiring of the Company’s new COO in January 2025 contributed to this increase. Additionally, salaries and payroll related expenses were higher in the first six months of 2025 as more employees took vacation time in the first six months of 2024 resulting in more hours charged to vacation accrual account. The remaining higher expenses in Administrative SG&A expenses were primarily due to higher outside services expenses by approximately $228,000 from more legal, consulting and business matters, higher general expenses of approximately $21,000 in various categories and higher travel expenses of approximately $27,000 due to more travel by senior management. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $414,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology and overall business development; bad debt expenses were higher by approximately $31,000; general expense were higher by approximately $120,000 in various categories (which include higher tradeshow expense of approximately $53,000); travel expenses were higher by $11,000; and outside services expenses were lower by approximately $10,000. Services Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $29,000 as more employee hours were spent on bid and proposals in the second quarter of 2025 as discussed above; general expenses were higher by approximately $41,000 in various categories; outside services expenses were higher by approximately $29,000 due to more consulting matters; and travel expense were slightly higher by approximately $2,000. Included in SG&A expenses is depreciation and amortization expense of $28,000 and $52,000 for the six months ended June 30, 2025, and 2024, respectively.

Interest Income

Interest income increased by approximately $88,000 and $249,000 for the three and six months ended June 30, 2025, respectively, as compared to the corresponding period of 2024 primarily due to higher interest income earned from funds deposited into our money market deposit account (“MMDA”) from the two equity raises that were completed in May 2024 and December 2024.

Income Taxes

We had income tax expense of $0 and income tax benefit of $1,161,000 for continuing operations for the three months ended June 30, 2025, and the corresponding period of 2024, respectively, and income tax expense of $0 and income tax benefit of $2,117,000 for continuing operations for the six months ended June 30, 2025, and the corresponding period of 2024, respectively. Our effective tax rates were approximately 0% and 23.5% for the three months ended June 30, 2025, and the corresponding period of 2024, respectively, and 0% and 22.6% for the six months ended June 30, 2025, and the corresponding period of 2024, respectively. Our effective tax rates for the three and six months ended June 30, 2025, were impacted by our recognition of a full valuation allowance against our U.S federal and state deferred tax assets in the quarter ended September 30, 2024. Our effective tax rates for the three and six months ended June 30, 2024, were impacted by non-deductible expenses and state taxes.

On July 4, 2025, the United States enacted tax reform legislation through the “One Big Beautiful Bill Act,” which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. We continue to evaluate the impact the new legislation will have on our consolidated financial statements but does not anticipate a significant impact due to our valuation allowance position, among other things.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2025, were financed by our Liquidity (defined under our Loan Agreement as borrowing availability under the revolving credit plus cash in our MMDA maintained with our lender). Our MMDA consist of cash received in connection with the sale of our Common Stock completed in 2024 as discussed below under “Financing Activities.” We believe our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, R&D on our PFAS technology and capital expenditures (which include our PFAS technology) (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of this technology). We plan to fund these requirements from our operations and our Liquidity. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels. As of June 30, 2025, we had no outstanding borrowing under our Revolving Credit and our Liquidity was approximately $25,440,000. We believe that our cash flows from operations and our Liquidity should be sufficient to fund our operations for the next twelve months. Although we believe our operations should improve in the remainder of 2025, if we continue to incur losses such as in the first and second quarters of 2025, this could cause a reduction in our Liquidity.

The following table reflects the cash flow activities during the first six months of 2025 and 2024.

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash used in operating activities of continuing operations	$(3,773)	$(5,570)
Cash used in operating activities of discontinued operations	(222)	(245)
Cash used in investing activities of continuing operations	(1,473)	(1,342)
Cash used in investing activities of discontinued operations	(16)	(49)
Cash (used in) provided by financing activities of continuing operations	(626)	18,127
Effect of exchange rate changes in cash	1	(1)
Decreaes (increase) in cash and finite risk sinking fund (restricted cash)	$(6,109)	$10,920

As of June 30, 2025, we were in a positive cash position with no revolving credit balance. As of June 30, 2025, we had cash on hand of approximately $22,594,000.

Operating Activities

Cash used in operating activities of our continuing operations during the first six months of 2025 consisted mostly of the significant net loss that we incurred of approximately $6,083,000, adjusted for certain non-cash items, such as $382,000 of stock-based compensation expenses and $873,000 of depreciation and amortization expenses. Cash flow increase of approximately $738,000 resulting from net change in assets and liabilities reflects a decrease in accounts receivable (net of provision for credit losses) of $2,974,000, a net decrease in inventories, prepaids and other assets totaling approximately of $463,000, offset by an increase in unbilled receivables of $1,297,000 and a net decrease in accounts payable, accrued expenses, deferred revenue and other accruals totaling approximately $1,402,000. Our accounts receivables are impacted by timing of invoicing and collections. Our contracts with our customers are subject to various payment terms and conditions.

Cash used in operating activities of our continuing operations during the first six months of 2024 consisted primarily of the significant net loss that we incurred of approximately $7,243,000, adjusted for certain non-cash items, which included $284,000 of stock-based compensation expenses, $862,000 of depreciation and amortization expense and deferred income tax benefit of $2,117,000. Cash flow increase of approximately $2,388,000 resulting from net change in assets and liabilities included a net decrease in accounts receivable (net of recovery in credit losses) and unbilled receivables totaling approximately $4,667,000, a net decrease in inventories and prepaid and other assets totaling approximately of $1,670,000, offset by a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $3,949,000.

Cash used in operating activities of our discontinued operations in the first six months of 2025 and 2024 consisted primarily of expenses incurred in connection with management and administration of regulatory matters for the Company’s remediation projects.

We had working capital of $21,481,000 (which included working capital of our discontinued operations) as of June 30, 2025, as compared to working capital of $28,283,000 as of December 31, 2024. The decrease in our working capital was primarily due to the losses incurred from our operations during the six months of 2025 as previously discussed.

Investing Activities

Cash used in investing activities of our continuing operations in the first six months of 2025 consisted mostly of our purchases of property and equipment totaling approximately $1,564,000, of which $132,000 was financed. The remaining cash used in investing activities consisted of cash outlays made in connection with our operating permits and certain intangible assets. Total cash used in investing activities of our continuing operations was partially offset by approximately $33,000 from our sale of idle equipment.

Cash used in investing activities of our discontinued operations in the first six months of 2025 consisted of payments made in connection with a certain regulatory permit at our PFSG subsidiary.

Cash used in investing activities of our continuing operations in the first six months of 2024 consisted mostly of our purchases of property and equipment totaling approximately $885,000, of which $44,000 was financed. The remaining cash used in investing activities of $502,000 consisted of cash outlays made in connection with our operating permits and certain intangible assets.

Cash used in investing activities of our discontinued operations in the first six months of 2024 consisted of payments made for roof replacement at our PFSG location.

The increase in our purchases of property and equipment in the six months ended June 30, 2025, as compared to the corresponding period of 2024 was primarily due to capital expenditures made in connection with our PFAS technology and plant improvements and equipment purchases related to increased productivity and safety measures.

Capital Expenditures

We anticipate making capital expenditures of approximately up to $6,000,000 for the twelve months ended December 31, 2025, to maintain operations and regulatory compliance requirements and support revenue growth. Our anticipated capital expenditures for 2025 include certain strategic project initiatives which include the installation of our second generation unit for our PFAS technology (see “Known Trends and Uncertainties – New Processing Technology”). We plan to fund our capital expenditures for 2025 from cash from operations, Liquidity and/or financing. The initiation and timing of our capital expenditures in 2025 are subject to a number of factors which include, among other things, cost/benefit analysis, the pace of our strategic project initiatives and improvement in our operations.

Financing Activities

Our cash used in financing during the first six months of 2025 consisted mostly of principal payments of approximately $313,000 primarily for our Term and Capital Loans under our Credit Facility (see below for a discussion of our Credit Facility) principal payments of $148,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $49,000.

As previously reported, during 2024, we had two offerings of our Common Stock which increased our cash position. As discussed below, in May 2024, we had the first offering. In December 2024, we completed the second securities offering in which we received net proceeds of approximately $23,208,000 after deducting offering fees and expenses.

Our cash provided in financing during the first six months of 2024 consisted primarily of net proceeds of $18,636,000 received from the sale of our Common Stock in May 2024 and proceeds received from option and warrant exercises totaling approximately $218,000, partially offset by principal payments of approximately $520,000 for our Term and Capital Loans under our Credit Facility and principal payments of $146,000 for our finance leases.

Credit Facility

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides us with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of June 30, 2025: (a) up to $12,500,000 revolving credit (“Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,200,000 as of June 30, 2025) and borrowing reductions that our lender may impose from time to time ($750,000 as of June 30, 2025); (b) a term loan (“Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (“Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

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

Our Loan Agreement, as amended, with PNC, contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under our Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first and second quarters of 2025. We expect to meet our covenant requirements under our Loan Agreement for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2025, the total amount of standby letters of credit outstanding totaled approximately $3,200,000 and the total amount of bonds outstanding totaled approximately $21,044,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of June 30, 2025, the closure and post-closure requirements for these facilities were approximately $23,951,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first six months of 2025 and recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either indirectly as a subcontractor or directly as a prime contractor to federal government entities, representing approximately $9,204,000 or 63.1% and $17,609,000 or 61.8% of our total revenues during the three and six months ended June 30, 2025, respectively, as compared to $9,669,000 or 69.1% and $18,699,000 or 67.7% of our total revenues during the corresponding period of 2024.

Federal Funding. As previously disclosed, a significant portion of our revenue is generated through contracts entered into indirectly as subcontractors for prime contractors or directly as a prime contractor to federal government. Government funding levels in general have uncertainties associated with planned federal projects and procurements. Our results of operations in the first half of 2025 were adversely impacted in part, by delays in procurements which, we believe, resulted directly from changes in the administration and supporting policies. We anticipate these changes should stabilize in the near future as new leadership within the DOE and other primary federal clients nominate and confirm leadership into each agency. Although we believe the recently proposed White House Budget and subsequent OMB (The Office of Management and Budget) published funding levels do not appear to suggest significant impacts to opportunities for the Company, we continue to be subjected to changes in spending priorities of government entities that we do business with which could negatively impact our financial results by impairing our ability to perform work on existing contracts, delaying or cancelling procurement actions and waste shipments by government entities, and /or cause other disruptions or delays.

Market Trends and Uncertainties. Macroeconomic conditions which include recent government and policy changes implemented in the United States, tariff actions and uncertainties related to trade wars, ambiguity around interest rates, softening labor markets, have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We continue to monitor potential effects from these conditions that could impact our revenue and profitability which include supply chain challenges, cost volatility in goods that we utilize in our revenue production, and economic pressures on our customers that may result in reduced spending. While we have experienced limited impact from these conditions at this time, we continue to evaluate and implement a range of strategic options which we believe will assist us to manage potential impacts from these factors, including supply chain optimization, pricing strategies, sourcing adjustments and cost reduction measures in order to minimize impacts to our financial results.

New Processing Technology. We have completed the fabrication, installation, commissioning and startup of our first full scale commercial Perma-FAS system (“System”) for PFAS destruction, located at our Perma-Fix Florida, Inc. facility. PFAS, commonly known as “forever chemicals,” is the acronym for Perfluoroalkyl and Polyfluoroalkyl Substances, a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children. Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies, and we have filed patent applications relating to our System technology for PFAS destruction. With the successful startup of our pilot System, we have already processed commercial quantities of PFAS-containing waste materials. There are limited current treatment options for these materials, and we expect that our process will exceed any of these other current methods. Some of the sizable markets for PFAS include AFFF firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems. We have already secured and are treating approximately 10,000 gallons of AFFF liquids to support ongoing operations, demonstration, and further testing of our System. We believe that we will receive an additional 50,000 gallons in the coming months.

Our strategy for our System includes continued treatment of PFAS liquids over the coming months and targeting engineering refinements to support larger-scale Systems. With significant upgrades to our prototype currently in the design phase, we anticipate deployment of the second generation unit in the fourth quarter of 2025 at one of our other existing treatment facilities. In the next several calendar quarters we expect to advance the Perma-FAS technology from demonstrated successful bench-scale testing to pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of June 30, 2025, we had total accrued environmental remediation liabilities of $764,000, a decrease of $3,000 from the December 31, 2024 balance of $767,000. The decrease represents payments for our PFSG remediation project. As of June 30, 2025, the total balance of the accrued environmental remediation liabilities was recorded as long-term.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2025.

(b)	Changes in internal control over financial reporting.

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2024. Additionally, there has been no other material change in legal proceedings previously disclosed by us in our Form 10-Q for the quarter ended March 31, 2025.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024, except as follows:

The following additional Risk Factor under “Risks Relating to our Financial Performance and Position and Need for Financing” is as follows:

We have sustained losses during the first six months of 2025.

The Company sustained losses during the first six months of 2025. We believe that our results of operations should improve starting in the second half of 2025. If, however, we fail to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our operations, credit facility, liquidity and potential growth.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 7, 2025	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: August 7, 2025	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

