Form 10-Q
period 2025-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2025-11-10
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to___________________

Commission File No.	001-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1954497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 3, 2025
Common Stock, $.001 Par Value	18,517,662 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)

ASSETS
Current assets:
Cash	$16,412	$28,975
Accounts receivable, net of allowance for credit losses of $229 and $202, respectively	11,887	11,579
Unbilled receivables	8,396	4,990
Inventories	1,113	1,350
Prepaid and other assets	4,421	3,309
Current assets related to discontinued operations	37	20
Total current assets	42,266	50,223

Property and equipment:
Buildings and land	24,680	24,717
Equipment	24,251	23,499
Vehicles	411	411
Leasehold improvements	8	8
Office furniture and equipment	1,113	1,082
Construction-in-progress	4,880	2,949
Total property and equipment	55,343	52,666
Less accumulated depreciation	(32,697)	(31,533)
Net property and equipment	22,646	21,133

Property and equipment related to discontinued operations	146	130

Operating lease right-of-use assets	1,443	1,697

Intangibles and other long term assets:
Permits	10,627	10,531
Other intangible assets - net	358	393
Finite risk sinking fund (restricted cash)	13,084	12,680
Other assets	585	461
Total assets	$91,155	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

	September 30,	December 31,
	2025	2024
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,369	$6,373
Accrued expenses	6,484	5,111
Disposal/transportation accrual	1,941	2,271
Deferred revenue	7,112	6,711
Accrued closure costs - current	5	50
Current portion of long-term debt	536	550
Current portion of operating lease liabilities	372	345
Current portion of finance lease liabilities	227	285
Current liabilities related to discontinued operations	827	244
Total current liabilities	23,873	21,940

Accrued closure costs	8,616	8,290
Long-term debt, less current portion	1,352	1,765
Long-term operating lease liabilities, less current portion	1,149	1,427
Long-term finance lease liabilities, less current portion	483	491
Long-term liabilities related to discontinued operations	320	945
Total long-term liabilities	11,920	12,918

Total liabilities	35,793	34,858

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 18,485,043 and 18,384,879 shares issued, respectively; 18,477,401 and 18,377,237 shares outstanding, respectively	18	18
Additional paid-in capital	160,622	159,590
Accumulated deficit	(105,054)	(96,930)
Accumulated other comprehensive loss	(136)	(200)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	55,362	62,390

Total liabilities and stockholders’ equity	$91,155	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2025	2024	2025	2024

Net revenues	$17,454	$16,812	$45,959	$44,415
Cost of goods sold	14,897	15,478	41,198	45,007
Gross profit	2,557	1,334	4,761	(592)

Selling, general and administrative expenses	4,083	3,632	12,228	10,631
Research and development	342	303	1,037	872
Loss (gain) on disposal of property and equipment	4	—	(2)	1
Loss from operations	(1,872)	(2,601)	(8,502)	(12,096)

Other income (expense):
Interest income	266	292	901	679
Interest expense	(116)	(121)	(351)	(346)
Interest expense-financing fees	(22)	(18)	(63)	(47)
Other	(18)	59	171	61
Loss from continuing operations before taxes	(1,762)	(2,389)	(7,844)	(11,749)
Income tax expense	—	6,417	—	4,300
Loss from continuing operations, net of taxes	(1,762)	(8,806)	(7,844)	(16,049)

Loss from discontinued operations, net of taxes (Note 10)	(73)	(173)	(280)	(441)
Net loss	$(1,835)	$(8,979)	$(8,124)	$(16,490)

Net loss per common share - basic and diluted:
Continuing operations	$(.10)	$(.56)	$(.43)	$(1.09)
Discontinued operations	—	(.01)	(.01)	(.03)
Net loss per common share	$(.10)	$(.57)	$(.44)	$(1.12)

Weighted average number of common shares used in computing net loss per share:
Basic	18,472	15,803	18,448	14,695
Diluted	18,472	15,803	18,448	14,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2025	2024	2025	2024

Net loss	$(1,835)	$(8,979)	$(8,124)	$(16,490)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	19	64	(68)
Total other comprehensive income (loss)	5	19	64	(68)

Comprehensive loss	$(1,830)	$(8,960)	$(8,060)	$(16,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity
Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(3,573)	(3,573)
Foreign currency translation	—	—	—	—	17	—	17
Issuance of Common Stock for services	10,565	—	117	—	—	—	117
Issuance of Common Stock upon exercise of options	40,591	—	41	—	—	—	41
Stock-Based Compensation	—	—	196	—	—	—	196
Balance at March 31, 2025	18,436,035	$18	$159,944	$(88)	$(183)	$(100,503)	$59,188
Net loss	—	—	—	—	—	(2,716)	(2,716)
Foreign currency translation	—	—	—	—	42	—	42
Issuance of Common Stock for services	16,179	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	7,655	—	8	—	—	—	8
Stock-Based Compensation	—	—	186	—	—	—	186
Balance at June 30, 2025	18,459,869	$18	$160,256	$(88)	$(141)	$(103,219)	$56,826
Net loss	—	—	—	—	—	(1,835)	(1,835)
Foreign currency translation	—	—	—	—	5	—	5
Issuance of Common Stock for services	11,512	—	121	—	—	—	121
Issuance of Common Stock upon exercise of options	13,662	—	30	—	—	—	30
Stock-Based Compensation	—	—	215	—	—	—	215
Balance at September 30, 2025	18,485,043	$18	$160,622	$(88)	$(136)	$(105,054)	$55,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity, Continued

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2023	13,654,201	$14	$116,502	$(88)	$(100)	$(76,951)	$39,377
Net loss	—	—	—	—	—	(3,560)	(3,560)
Foreign currency translation	—	—	—	—	(56)	—	(56)
Issuance of Common Stock for services	14,963	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	31,416	—	104	—	—	—	104
Issuance of Common Stock upon exercise of warrant	30,000	—	105	—	—	—	105
Stock-Based Compensation	—	—	152	—	—	—	152
Balance at March 31, 2024	13,730,580	$14	$116,981	$(88)	$(156)	$(80,511)	$36,240
Net loss	—	—	—	—	—	(3,951)	(3,951)
Foreign currency translation	—	—	—	—	(31)	—	(31)
Issuance of Common Stock for services	9,965	—	120	—	—	—	120
Issuance of Common Stock upon exercise of options	4,201	—	9	—	—	—	9
Sale of Common Stock, net of offering costs	2,051,282	2	18,113	—	—	—	18,115
Issuance of warrants from sale of Common Stock	—	—	331	—	—	—	331
Stock-Based Compensation	—	—	132	—			132
Balance at June 30, 2024	15,796,028	$16	$135,686	$(88)	$(187)	$(84,462)	$50,965
Net loss	—	—	—	—	—	(8,979)	(8,979)
Foreign currency translation	—	—	—	—	19	—	19
Issuance of Common Stock for services	12,218	—	123	—	—	—	123
Issuance of Common Stock upon exercise of options	8,800	—	46	—	—	—	46
Adjustment of offering costs from sale of Common Stock	—	—	10	—	—	—	10
Stock-Based Compensation	—	—	182	—			182
Balance at September 30, 2024	15,817,046	$16	$136,047	$(88)	$(168)	$(93,441)	$42,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(8,124)	$(16,490)
Less: Loss from discontinued operations, net of taxes (Note 10)	(280)	(441)

Loss from continuing operations, net of taxes	(7,844)	(16,049)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,299	1,295
Amortization of debt issuance costs	63	47
Deferred tax expense	—	4,300
Provision for (recovery of) credit losses on accounts receivable	57	(9)
(Gain) loss on disposal of property and equipment	(2)	1
Issuance of Common Stock for services	356	361
Stock-based compensation	597	466
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(365)	990
Unbilled receivables	(3,406)	1,155
Prepaid expenses, inventories and other assets	1,678	2,277
Accounts payable, accrued expenses and deferred revenue	(745)	(5,805)
Cash used in continuing operations	(8,312)	(10,971)
Cash used in discontinued operations	(317)	(468)
Cash used in operating activities	(8,629)	(11,439)

Cash flows from investing activities:
Purchases of property and equipment	(2,608)	(2,224)
Addition to permits and other intangible assets	(103)	(577)
Proceeds from sale of property and equipment	28	1
Cash used in continuing operations	(2,683)	(2,800)
Cash used in discontinued operations	(36)	(49)
Cash used in investing activities	(2,719)	(2,849)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(57,209)	(78,313)
Borrowing on revolving credit	57,209	78,313
Proceeds from sale of Common Stock completed in May 2024, net of offering costs paid	—	18,495
Payment of offering costs from sale of Common Stock completed in December 2024	(194)	—
Principal repayments of finance lease liabilities	(228)	(218)
Principal repayments of long term debt	(470)	(675)
Payment of debt issuance costs	(19)	(61)
Proceeds from issuance of Common Stock upon exercise of options/warrant	79	264
Cash (used in) provided by financing activities of continuing operations	(832)	17,805

Effect of exchange rate changes on cash	21	1

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(12,159)	3,518
Cash and finite risk sinking fund (restricted cash) at beginning of period	41,655	19,574
Cash and finite risk sinking fund (restricted cash) at end of period	$29,496	$23,092

Supplemental disclosure:
Interest paid	$355	$349
Income taxes paid	—	50
Non-cash financing activities:
Equipment/property purchase subject to finance	—	406
Equipment purchase subject to finance leases	162	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of our wholly owned subsidiaries.

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

Recently Issued Accounting Standards – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 will become effective starting with the Company’s annual financial statements for the year ended December 31, 2025. Other than the updated disclosure requirements, the Company does not expect the adoption of ASU 2023-09 to have a material impact to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses,” which enhances the disclosures required for certain expense captions in the Company’s annual and interim consolidated financial statements. ASU 2024-03 is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal year and interim periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard to its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard to its consolidated financial statements.

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

Revenue by Contract Type (In thousands)	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$13,114	$982	$14,096	$9,064	$6,396	$15,460
Time and materials	—	3,358	3,358	—	1,352	1,352
Total	$13,114	$4,340	$17,454	$9,064	$7,748	$16,812

Revenue by Contract Type (In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$33,696	$4,789	$38,485	$26,116	$15,405	$41,521
Time and materials	—	7,474	7,474	—	2,894	2,894
Total	$33,696	$12,263	$45,959	$26,116	$18,299	$44,415

Revenue by generator (In thousands)	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$9,204	$3,376	$12,580	$6,578	$7,346	$13,924
Domestic commercial	2,855	716	3,571	2,229	312	2,541
Foreign government	859	160	1,019	—	65	65
Foreign commercial	196	88	284	257	25	282
Total	$13,114	$4,340	$17,454	$9,064	$7,748	$16,812

Revenue by generator (In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$21,600	$10,661	$32,261	$18,997	$17,129	$36,126
Domestic commercial	7,644	1,161	8,805	6,045	867	6,912
Foreign government	3,684	285	3,969	1	232	233
Foreign commercial	768	156	924	1,073	71	1,144
Total	$33,696	$12,263	$45,959	$26,116	$18,299	$44,415

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

(In thousands)	September 30, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$8,396	$4,990	$3,406	68.3%

Contract liabilities
Deferred revenue	$7,112	$6,711	$401	6.0%

The increase in unbilled receivables as of September 30, 2025, from December 31, 2024, was attributed primarily to increase in revenue from the Company’s Treatment Segment.

(In thousands)	September 30, 2024	December 31, 2023	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$7,277	$8,432	$(1,155)	-14%

Contract liabilities
Deferred revenue	$5,398	$6,815	$(1,417)	-20.8%

During the three and nine months ended September 30, 2025, the Company recognized revenue of $752,000 and $4,640,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. During the three and nine months ended September 30, 2024, the Company recognized revenue of $677,000 and $5,596,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

(In thousands)	September 30, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$11,887	$11,579	$308	2.7%

(In thousands)	September 30, 2024	December 31, 2023	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$8,741	$9,722	$(981)	-10.1%

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

The components of lease cost for the Company’s leases for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating Leases:
Lease cost	$121	$129	$363	$420

Finance Leases:
Amortization of ROU assets	66	65	193	196
Interest on lease liability	24	20	72	63
	90	85	265	259

Short-term lease rent expense	2	1	6	3

Total lease cost	$213	$215	$634	$682

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of September 30, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.0	3.7

Weighted average discount rate	7.7%	9.6%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of September 30, 2024, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.9	3.9

Weighted average discount rate	7.7%	9.0%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of September 30, 2025, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2025 (Remaining)		$125		$96
2026		479		238
2027		447		204
2028		343		181
2029		334		120
2030 and thereafter		74		5
Total undiscounted lease payments		1,802		844
Less: Imputed interest		(281)		(134)
Present value of lease payments		$1,521		$710

Current portion of operating lease obligations		$372	$	N/A
Long-term operating lease obligations, less current portion		$1,149	$	N/A
Current portion of finance lease obligations	$	N/A		$227
Long-term finance lease obligations, less current portion	$	N/A		$483

Supplemental cash flow and other information related to our leases were as follows for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$125	$119	$361	$415
Operating cash flow used in finance leases	$24	$20	$72	$63
Financing cash flow used in finance leases	$80	$72	$228	$218

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$30	$—	$162	$—
Operating liabilities	$—	$—	$—	$497

Reduction to ROU assets resulting from purchase of underlying asset:
Operating liabilities	$—	$404	$—	$404

The reduction in ROU for the three and nine months ended September 30, 2024, as noted above was the result of the Company’s purchase of its Oak Ridge Environmental Waste Operations Center (“EWOC”) property which was previously accounted for under its operating leases.

5.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted Average	September 30, 2025			December 31, 2024
	Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patents	5.9	$759	$(451)	$308	$753	$(435)	$318
Software	3	666	(616)	50	666	(591)	75
Total		$1,425	$(1,067)	$358	$1,419	$(1,026)	$393

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2025 (Remaining)	$13
2026	49
2027	30
2028	21
2029	18

Amortization expenses relating to the definite-lived intangible assets as discussed above were $13,000 and $41,000 for the three and nine months ended September 30, 2025, respectively, and $22,000 and $70,000 for the three and nine months ended September 30, 2024, respectively.

6.	Capital Stock, Stock Plans and Stock-Based Compensation

The Company has certain stock option plans under which it may award incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”) to employees, officers, outside directors, and outside consultants.

In connection with the appointment of Mr. Troy Eshleman to the position of Chief Operating Officer (“COO”) by the Company’s Board of Directors (the “Board”) on January 23, 2025, the Company granted to Mr. Eshleman an ISO for the purchase, under the Company’s 2017 Stock Option Plan (the “2017 Plan”), of up to 50,000 shares of the Company’s common stock, $.001 (the “Common Stock”). The ISO has a six-year term and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $10.70 per share, which equals the closing price of the Company’s Common Stock as quoted on NASDAQ on the grant date.

On July 24, 2025, the Company issued a NQSO to each of the Company’s seven reelected outside (non-management) directors for the purchase, under the Company’s 2003 Outside Directors Stock Plan (the “2003 Plan”), of up to 10,000 shares of the Company’s Common Stock. Dr. Louis Centofanti and Mark Duff, each an executive officer of the Company as well as a director, were not eligible to receive an option under the 2003 Plan. Each NQSO granted has a four-year term and vests at 25% per year over a four-year period, commencing on the first anniversary of the grant date. The exercise price of each NQSO is $12.23 per share, which was equal to the fair market value of the Company’s Common Stock on the day preceding the grant date, in accordance with the 2003 Plan.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2025, and 2024 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2025	2024	2025	2024
Employee Stock Options	$108,000	$96,000	$311,000	$259,000
Director Stock Options	107,000	86,000	286,000	207,000
Total	$215,000	$182,000	$597,000	$466,000

As of September 30, 2025, the Company had approximately $2,131,000 of total unrecognized compensation costs related to unvested options for employee and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 3.0 years.

The summary of the Company’s stock option plans as of September 30, 2025, and September 30, 2024, and changes during the periods then ended, are presented below. The Company’s plans consist of the 2017 Plan and the 2003 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	120,000	$11.59
Exercised	(88,700)	$4.11		$586,180
Forfeited	(17,000)	$8.72
Options outstanding end of period (1)	1,015,200	$6.96	4.7	$3,367,934
Options exercisable at September 30, 2025(2)	455,200	$6.50	4.5	$1,809,173

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2024	994,500	$5.57
Granted	150,500	$9.43
Exercised	(58,700)	$5.57		$306,574
Forfeited	(46,400)	$5.93
Options outstanding end of period (3)	1,039,900	$6.12	4.8	$6,397,354
Options exercisable at September 30, 2024(4)	386,000	$5.31	4.0	$2,684,482

(1)	Options with exercise prices ranging from $3.31 to $12.23.
(2)	Options with exercise prices ranging from $3.31 to $10.20.
(3)	Options with exercise prices ranging from $3.15 to $10.20.
(4)	Options with exercise prices ranging from $3.15 to $9.81.
(5)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the nine months ended September 30, 2025, the Company issued a total of 38,256 shares of its Common Stock under the 2003 Plan to its outside directors as compensation for serving on the Company’s Board. The Company recorded approximately $359,000 in compensation expenses (included in selling, general and administration (“SG&A”) expenses) in connection with the issuance of shares of its Common Stock to outside directors.

During the nine months ended September 30, 2025, the Company issued an aggregate 40,208 shares of its Common Stock from cashless exercises of options for the purchase of 67,000 shares of the Company’s Common Stock ranging from $3.15 to $7.75 per share. Additionally, the Company issued an aggregate 21,700 shares of its Common Stock from cash exercises of options for the purchase of 21,700 shares of the Company’s Common Stock, at exercise prices ranging from $3.15 and $4.19 per share, resulting in proceeds of approximately $79,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriter, placement agents, and their designees to purchase up to an aggregate 188,038 shares of the Company’s Common Stock at exercise prices of $11.50 and $12.19 per share. These warrants remained outstanding as of September 30, 2025.

7.	Loss Per Share

Basic loss per share is calculated based on the weighted average number of outstanding common shares during the applicable period. Diluted loss per share is based on the weighted average number of outstanding common shares plus the weighted average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(1,762)	$(8,806)	$(7,844)	$(16,049)
Basic loss per share	$(.10)	$(.56)	$(.43)	$(1.09)
Diluted loss per share	$(.10)	$(.56)	$(.43)	$(1.09)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(73)	$(173)	$(280)	$(441)
Basic loss per share	$—	$(.01)	$(.01)	$(.03)
Diluted loss per share	$—	$(.01)	$(.01)	$(.03)

Net loss per common share
Net loss	$(1,835)	$(8,979)	$(8,124)	$(16,490)
Basic loss per share	$(.10)	$(.57)	$(.44)	$(1.12)
Diluted loss per share	$(.10)	$(.57)	$(.44)	$(1.12)

Weighted average shares outstanding:
Basic weighted average shares outstanding	18,472	15,803	18,448	14,695
Add: dilutive effect of stock options	—	—	—	—
Add: dilutive effect of warrants	—	—	—	—
Diluted weighted average shares outstanding	18,472	15,803	18,448	14,695

For the three and nine months ended September 30, 2025, 1,185,738 and 1,146,901 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2024, 1,081,943 and 989,683 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8.	Long Term Debt

Long-term debt consists of the following as of September 30, 2025, and December 31, 2024:

(Amounts in Thousands)	September 30, 2025		December 31, 2024
Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2027. Effective interest rates for first nine months of 2025 was 9.5% (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first nine months of 2025 was 8.4% (1)	1,458		1,834
Capital Loan dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for first nine months of 2025 was 7.8% (1)	175		253
Debt Issuance Costs (2)	(135	)(2)	(178	)(2)
Notes Payable up to 2044, with annual interest rates ranging from 8.2% to 10.7% (3)	390		406
Total debt	1,888		2,315
Less current portion of long-term debt	536		550
Long-term debt	$1,352		$1,765

(1)	Our Revolving Credit facility is collateralized by our accounts receivable, and our Term loan and Capital loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility, which consists of the Revolving Credit, Terms loan and Capital loan, as applicable.

(3)	Includes a promissory note entered into on July 24, 2024, in connection with the purchase of the Company’s EWOC property which include a variable interest rate provision, which interest rate will be adjusted at the end of years five, ten and fifteen from the date of the note.

Credit Facility

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides the Company with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of September 30, 2025: (a) up to $12,500,000 revolving credit (the “Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,350,000 as of September 30, 2025) and borrowing reductions that the Company’s lender may impose from time to time ($750,000 as of September 30, 2025); (b) a term loan (the “Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (the “Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

Pursuant to the Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (7.25% as of September 30, 2025) plus 2% or Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

No early termination fee shall apply if the Company pays off its obligations under the Loan Agreement after July 31, 2025.

On March 11, 2025, the Company entered into an amendment to its Loan Agreement with its lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day the Company fails to meet a minimum of $5,000,000 in daily Liquidity (defined under the Loan Agreement as borrowing availability under the Revolving Credit plus cash in the money market deposit account (“MMDA”) maintained with the Company’s lender). If triggered, the Company will be required to show a compliance of a FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month-period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once the Company is able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;
●	revised the Facility Fee (as defined) from .375% to .500%. Such fee percentage will revert back to 0.375% at such time that the Company is able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and
●	required payment of an amendment fee of $12,500, by the Company which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

As of September 30, 2025, the Company had no outstanding borrowing under its Revolving Credit and its Liquidity was approximately $23,844,000.

The Company’s Loan Agreement, as amended, with PNC contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under the Company’s Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the Company’s Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first, second and third quarters of 2025.

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

Legal Matters

In the normal course of conducting our business, the Company may be involved in various litigation. The Company is not a party to any litigation or governmental proceeding which our management believe could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity, or results of future operations.

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

The complaint purports to be brought by the named plaintiff individually and on behalf of all “similarly situated Perma-Fix stockholders.” According to the complaint, defendants allegedly made materially false and misleading statements in its proxy statement filed with the Securities and Exchange Commission on June 8, 2023 regarding the effect of broker non-votes as it relates to an amendment to the Company’s 2017 Stock Option Plan. In particular, the complaint alleges that defendants incorrectly stated in the proxy statement that broker non-votes would have no effect on the vote solicited to approve an amendment to the Company’s 2017 Stock Option Plan to increase by 600,000 shares the number of shares of Common Stock issuable under the plan, resulting in an alleged defective approval of the plan amendment. As of the date of this Form 10-Q, the Company has not issued any options under the plan relating to the additional shares included in the plan amendment.

The Defendants are vigorously defending against the complaint.

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

After reviewing the Letter, the Board established a Demand Review Committee (the “Committee”) to review, analyze, and evaluate the shareholder demand received above, and to make recommendations to the Board with respect to such demand. The Committee was ad hoc, in that the composition of the Committee will necessarily change in response to the specific shareholder demand. Initial members of the Committee are comprised of Board members who were not members of the Board in 2012 when the Company adopted its Bylaws and are disinterested and independent with respect to the matters set forth in the Letter discussed above. The Committee was authorized to engage, at the Company’s expense, experts and advisors that the Committee deems appropriate to assist in its review and determination. Based on the Committee’s review and analysis of the demand and the current case law, in connection with the above Letter, the Committee recommended to the Board to reject such demand as being baseless. Based on the Committee’s recommendation to the Board, the Board determined that the demand is meritless and rejected such demand.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG Specialty Insurance Company (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $23,951,000 as of September 30, 2025. As of September 30, 2025, and December 31, 2024, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets totaled $13,084,000 and $12,680,000, respectively, which included interest earned of $3,613,000 and $3,209,000 on the finite risk sinking funds as of September 30, 2025, and December 31, 2024, respectively. Interest income for the three and nine months ended September 30, 2025, was approximately $131,000 and $404,000, respectively. Interest income for the three and nine months ended September 30, 2024, was approximately $153,000 and $451,000, respectively. If we so elect, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for a complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2025, the total amount of standby letters of credit outstanding was approximately $3,350,000, and the total amount of bonds outstanding was approximately $16,044,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

The Company’s discontinued operations had net losses of $73,000 (net of tax expense of $0) and $173,000 (net of tax expense of $79,000) for the three months ended September 30, 2025, and 2024, respectively, and net losses of $280,000 (net of $0 tax expense) and $441,000 (net of $0 tax expense) for the nine months ended September 30, 2025, and 2024, respectively. The losses (excluding tax expenses) were primarily due to costs incurred in the administration and continued monitoring/evaluation of our discontinued operations. The Company’s discontinued operations had no revenue for any of the periods noted above.

The following table presents the major class of assets of discontinued operations as of September 30, 2025, and December 31, 2024. No assets and liabilities were held for sale at each of the periods noted.

	September 30,	December 31,
(Amounts in Thousands)	2025	2024
Current assets
Other assets	$37	$20
Total current assets	37	20
Long-term assets
Property, plant and equipment, net (1)	146	130
Total long-term assets	146	130
Total assets	$183	$150
Current liabilities
Accounts payable	$34	$90
Accrued expenses and other liabilities	163	153
Environmental liabilities	630	1
Total current liabilities	827	244
Long-term liabilities
Closure liabilities	186	179
Environmental liabilities	134	766
Total long-term liabilities	320	945
Total liabilities	$1,147	$1,189

(1)	net of accumulated depreciation of $10,000 for each period presented.

11.	Operating Segments

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

The Company has two reporting segments, consisting of the Treatment and Services Segments, which are primarily based on a service offering approach and defined as follow:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	Research and Development (“R&D”) activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services, which include:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
○	global technical services providing consulting, engineering, project management, waste management, environmental, and decontamination and decommissioning (“D&D”) field, technical, and management personnel and services to commercial and government customers; and
○	on-site waste management services to commercial and governmental customers.

-	Nuclear services, which include:

○	technology-based services including engineering, D&D, specialty services and construction, logistics, transportation, processing and disposal;
○	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such service capabilities include project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and

-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

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

The Company’s CODM is represented by its Chief Executive Officer (“CEO”) and COO (or “CODM group”). The CODM group evaluates the performance of the Treatment and Services segments and allocates resources (including financial or capital resources) to each reporting segment based on revenue and income (loss) from operations by comparing actual results for these metrics to budgeted and forecasted amounts for these metrics on a monthly, quarterly and year-to-date basis. The Company’s CODM group does not evaluate and allocate resources for the reportable segments using assets; therefore, the Company does not disclose assets for its reporting segments.

The table below summarizes income (loss) from operations for the Company’s two reporting segments and its corporate headquarter and provides reconciliation of such financial metric to the Company’s consolidated totals for the three and nine months ended September 30, 2025, and 2024 for our continuing operations. Significant segment expenses that are included in the measure of segment profit or losses for each reportable segment and regularly provided to the CODM group include payroll and benefit, material and supplies, disposal, transportation and subcontract expenses and are reflected separately, where applicable (in thousands).

Segment Reporting for the Three Months Ended September 30, 2025

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$13,114	$4,340	$17,454	$—	$17,454
Cost of Goods Sold:
Payroll and benefits expenses	4,809	2,358	7,167	—	7,167
Material and supplies expenses	2,158	—	2,158	—	2,158
Disposal expenses	1,075	—	1,075	—	1,075
Transportation expenses	361	—	361	—	361
Subcontract expenses	—	118	118	—	118
Other cost of goods sold (2)	2,445	1,573	4,018	—	4,018
Total cost of goods sold	10,848	4,049	14,897	—	14,897
Gross profit	2,266	291	2,557	—	2,557
SG&A:
Payroll and benefits	947	547	1,494	997	2,491
Other SG&A (3)	386	199	585	1,007	1,592
Total SG&A	1,333	746	2,079	2,004	4,083
Research and development	257	2	259	83	342
Loss on disposal of property and equipment	4	—	4	—	4
Income (loss) from operations	$672	$(457)	$215	$(2,087)	(1,872)
Interest income					266
Interest expense					(116)
Interest expense-financing fees					(22)
Other expense					(18)
Loss from continuing operations before taxes					(1,762)
Income tax expense					—
Loss from continuing operations, net of taxes					$(1,762)

Segment Reporting for the Three Months Ended September 30, 2024

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,064	$7,748	$16,812	$—	$16,812
Cost of goods sold:
Payroll and benefit expenses	4,275	2,636	6,911	—	6,911
Material and supplies expenses	1,035	—	1,035	—	1,035
Disposal expenses	788	—	788	—	788
Transportation expenses	322	—	322	—	322
Subcontract expenses	—	2,135	2,135	—	2,135
Other cost of goods sold (2)	2,234	2,053	4,287	—	4,287
Total cost of goods sold	8,654	6,824	15,478	—	15,478
Gross profit	410	924	1,334	—	1,334
SG&A:
Payroll and benefits	743	643	1,386	848	2,234
Other SG&A (3)	341	172	513	885	1,398
Total SG&A	1,084	815	1,899	1,733	3,632
Research and development	205	34	239	64	303
(Loss) income from operations	$(879)	$75	$(804)	$(1,797)	(2,601)
Interest income					292
Interest expense					(121)
Interest expense-financing fees					(18)
Other income					59
Loss from continuing operations before taxes					(2,389)
Income tax expense					6,417
Loss from continuing operations, net of taxes					$(8,806)

Segment Reporting for the Nine Months Ended September 30, 2025

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$33,696	$12,263	$45,959	$—	$45,959
Cost of Goods Sold:
Payroll and benefits expenses	13,988	6,245	20,233	—	20,233
Material and supplies expenses	4,744	—	4,744	—	4,744
Disposal expenses	2,391	—	2,391	—	2,391
Transportation expenses	1,222	—	1,222	—	1,222
Subcontract expenses	—	1,184	1,184	—	1,184
Other cost of goods sold (2)	7,269	4,155	11,424	—	11,424
Total cost of goods sold	29,614	11,584	41,198	—	41,198
Gross profit	4,082	679	4,761	—	4,761
SG&A:
Payroll and benefits	2,763	1,732	4,495	2,869	7,364
Other SG&A (3)	1,276	573	1,849	3,015	4,864
Total SG&A	4,039	2,305	6,344	5,884	12,228
Research and development	780	29	809	228	1,037
Loss (gain) on disposal of property and equipment	3	(5)	(2)	—	(2)
Loss from operations	$(740)	$(1,650)	$(2,390)	$(6,112)	(8,502)
Interest income					901
Interest expense					(351)
Interest expense-financing fees					(63)
Other income					171
Loss from continuing operations before taxes					(7,844)
Income tax expense					—
Loss from continuing operations, net of taxes					$(7,844)

Segment Reporting for the Nine Months Ended September 30, 2024

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$26,116	$18,299	$44,415	$—	$44,415
Cost of goods sold:
Payroll and benefit expenses	11,970	7,065	19,035	—	19,035
Material and supplies expenses	2,876	—	2,876	—	2,876
Disposal expenses	4,211	—	4,211	—	4,211
Transportation expenses	837	—	837	—	837
Subcontract expenses	—	6,498	6,498	—	6,498
Other cost of goods sold (2)	7,061	4,489	11,550	—	11,550
Total cost of goods sold	26,955	18,052	45,007	—	45,007
Gross (loss) profit	(839)	247	(592)	—	(592)
SG&A:
Payroll and benefits	2,145	1,799	3,944	2,517	6,461
Other SG&A (3)	1,079	474	1,553	2,617	4,170
Total SG&A	3,224	2,273	5,497	5,134	10,631
Research and development	609	87	696	176	872
Loss on disposal of property and equiment	—	1	1	—	1
Loss from operations	$(4,672)	$(2,114)	$(6,786)	$(5,310)	(12,096)
Interest income					679
Interest expense					(346)
Interest expense-financing fees					(47)
Other income					61
Loss from continuing operations before taxes					(11,749)
Income tax expense					4,300
Loss from continuing operations, net of taxes					$(16,049)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment reporting information.

(2)	Other cost of goods sold for each reportable segment includes:

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

Services- travel, outside services, repair and maintenance and general expenses.

Corporate-repair and maintenance, depreciation and amortization, travel, public company, outside services and general expenses.

The following table presents depreciation and amortization for the three and nine months ended September 30, (in thousand):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Treatment	$387	$370	$1,158	$1,104
Services	28	44	109	133
Total segment	415	414	1,267	1,237
Corporate	11	19	32	58
Total	$426	$433	$1,299	$1,295

The following table presents capital expenditures for the three and nine months ended September 30, (in thousand):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Treatment	$1,145		$1,203		$2,525		$1,820
Services	31		180		83		404
Total segment	1,176		1,383		2,608		2,224
Corporate	—		—		—		—
Total	$1,176	(1)	$1,383	(2)	$2,608	(1)	$2,224	(2)

(1)	Net of financed amount of $30 and $162 for the three and nine months ended September 30, 2025, respectively.

(2)	Net of financed amount of $361 and $406 for the three and nine months ended September 30, 2024, respectively.

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expenses of $0 and $6,417,000 for continuing operations for the three months ended September 30, 2025, and the corresponding period of 2024, respectively, and income tax expenses of $0 and $4,300,000 for continuing operations for the nine months ended September 30, 2025, and the corresponding period of 2024, respectively. The Company’s effective tax rates were approximately 0% and 268.6% for the three months ended September 30, 2025, and the corresponding period of 2024, respectively, and 0% and 36.6% for the nine months ended September 30, 2025, and the corresponding period of 2024, respectively. The Company’s effective tax rate for the each of the periods above was impacted by the Company’s recognition of a full valuation allowance against its U.S federal and state deferred tax assets in the quarter ended September 30, 2024.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”), which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation had no material impact to the Company’s condensed consolidated financial statements for the interim period ended September 30, 2025. Additionally, the Company does not expect OBBBA to have a material impact to the Company’s full year 2025 effective tax rate and its consolidated financial statements for the year ended December 31, 2025, due to the Company’s valuation allowance position, among other things. The Company continues to monitor the potential future impacts of the OBBBA on the Company’s consolidated financial statements.

13. Subsequent Events

Management evaluated events occurring subsequent to September 30, 2025, through November 10, 2025, the date these condensed consolidated financial statements were available for issuance and determined that no material subsequent events occurred that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

●	demand for our services;
●	effect of reductions in the level of government funding or government programs;
●	impact of One Big Beautiful Bill Act (“OBBBA”);
●	continued improvement in financial results in the fourth quarter of 2025 and in 2026;
●	revenue contribution from the West Valley Development Project to ramp up in 2026;
●	approvals of scope attributable to the Company under the West Valley Development Project contract;
●	impact from prolonged government shutdown;
●	effect of prolonged government shutdown to our operations lessened by our backlog and increased commercial and international waste receipts;
●	operations of the West Valley Development Project and potential value thereunder;
●	full waste treatment operations of Direct-Feed Low-Activity Waste (“DFLAW”);
●	reducing operating costs and non-essential expenditures;
●	ability to meet loan agreement financial covenant requirements;
●	cash flow requirements for the next twelve months;
●	sufficient cash flow and Liquidity to fund operations for the next twelve months;
●	reduction in Liquidity;
●	expansion of international initiatives and market;
●	amount of capital expenditures;
●	manner in which the applicable government will be required to spend funding to remediate various sites;
●	effect of additional losses;
●	maintain skilled and stabilized labor force under the Bargaining Collective Agreement;
●	funding of operating and capital expenditures from cash from operations, Liquidity under our Loan Agreement, and/or financing;
●	our PFAS (Per- and polyfluoroalkyl) technology process will exceed other performance methods;
●	receipt of an additional 50,000 gallons of aqueous film-forming foam (“AFFF”) liquid;
●	deployment of the second-generation unit;
●	triple our production capacity under our second-generation PFAS System;
●	strategy for our Perma-Fix PFAS System;
●	advancement of our PFAS technology;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	potential effect of being a potentially responsible party (“PRP”); and
●	potential violations of environmental laws and attendant remediation at our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	impact of government shutdown;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	uncertainties relating to the new presidential administration (the “Administration”) and failure of the Administration to spend Congressionally mandated appropriations, which may result in the failure to realize the full amount of our backlog;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of an event similar to COVID-19 having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;
●	cost reduction measures;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2024 Form 10-K and the “Forward-Looking Statements” contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the first and second quarters of 2025 and this third quarter 2025 10-Q.

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

Overview

Our revenue for the third quarter of 2025 reflects improvements from the corresponding period of 2024. Overall revenue increased by $642,000 or 3.8% to $17,454,000 for the three months ended September 30, 2025, from $16,812,000 in the same period of 2024. The increase was entirely from our Treatment Segment where revenue increased by $4,050,000 or approximately 44.7% to $13,114,000 for the three months ended September 30, 2025, from $9,064,000 in the same period of 2024. The increase in Treatment Segment revenue was primarily due to increased waste volume and higher averaged price waste from waste mix, which included increased revenue generated from both international and commercial clients. Services Segment revenue decreased $3,408,000 or 44.0% to $4,340,000 for the three months ended September 30, 2025, from $7,748,000 for the same period of 2024. The decrease in revenue in the Services Segment was attributed in part, to delays in project mobilizations from certain existing contracts along with delays in project awards primarily from government related entities. Gross profit increased $1,223,000 or 91.7% for the three months ended September 30, 2025, as compared to the corresponding period of 2024. Selling, General, and Administrative (“SG&A”) expenses increased by $451,000 or 12.4% for the three months ended September 30, 2025, as compared to the corresponding period of 2024.

Our overall revenue increased by $1,544,000 or 3.5% to $45,959,000 for the nine months ended September 30, 2025, from $44,415,000 for the corresponding period of 2024. Similar to the third quarter of 2025, the increase was entirely from our Treatment Segment where revenue increased by $7,580,000 or approximately 29.0% to $33,696,000 for the nine months ended September 30, 2025, from $26,116,000 in the same period of 2024. The increase in Treatment Segment revenue was primarily due to increased waste volume and higher averaged price waste from waste mix, which included increased revenue generated from both international and commercial clients. Services Segment revenue decreased $6,036,000 or 33.0% to $12,263,000 for the nine months ended September 30, 2025, from $18,299,000 for the same period of 2024 due in part, to delays in project mobilizations from certain existing contracts and delays in procurements that resulted from changes to the new Administration and supporting policies that occurred in the first half of 2025. We generated an overall gross profit of $4,761,000 for the nine months ended September 30, 2025, as compared to a gross loss of $592,000 for the corresponding period of 2024, reflecting an increase in gross profit of $5,353,000 or 904.2%. SG&A expenses increased by $1,597,000 or 15.0% for the nine months ended September 30, 2025, as compared to the corresponding period of 2024.

See “Results of Operations” below for discussions of certain financial metrics pertaining to our operations, which includes our two reportable segments.

We have seen steady improvements in our revenue and results of operations in each of the quarters in 2025. We believe we are positioned for improvements in the fourth quarter of 2025 and in 2026 (see a discussion of the recent federal government shutdown that may impact our results of operations below). Our Treatment Segment backlog stands at approximately $15,396,000 as of September 30, 2025, an increase of $7,537,000 or 95.9% from the December 31, 2024, balance of $7,859,000. In December 2024, BWXT Technologies and its team, of which we are a member, were awarded the West Valley Project contract for the cleanup operations at the West Valley Development Project in West Valley, New York. The contract has a 10-year ordering period with a maximum value of up to $3 billion for all of the services rendered by all members of the team that are performed for up to 15 years. Revenue contributed from this contract has been and is expected to be limited in 2025; however, we expect revenue to ramp up in 2026 as our scope under the contract is further defined, approved and transitions into operation. Also, we believe that our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility is positioned to support the DFLAW program at Hanford, Washington as hot commissioning of the Low-Activity Waste Vitrification Facility at Hanford has begun and is working toward full waste treatment operations. We continue to focus on increasing our expansion into the international markets which is reflected in revenue generated from foreign entities of approximately $4,893,000 for the nine months ended September 30, 2025, as compared to $1,377,000 for the corresponding period of 2024, an increase of $3,516,000 or 255.3%. Finally, we continue our aggressive approach in research and development (“R&D”), sales and marketing efforts and capital expenditures of our new PFAS technology which adversely impacted our results of operations for the first nine months of 2025 (See “Known Trends and Uncertainties – New Processing Technology” for a discussion of our new technology). We are continually monitoring our operating costs to ensure alignment with our revenue level.

Effective October 1, 2025, the federal government went into a partial shutdown from failure to pass a new fiscal year funding bill. As a result of the government shutdown, we have been recently informed by certain government related clients that waste shipments are likely to be delayed until the government shutdown is resolved. Although the impact of the government shutdown has been limited at this time, a prolonged shutdown may materially impact our results of operations and liquidity (See “Known Trends and Uncertainties – Federal Funding” within this MD&A for a discussion of the impacts that a prolonged federal government shutdown may have on our results of operations). We believe that potential negative impact to our results of operations and liquidity from a prolonged government shutdown may be lessened by our Treatment Segment backlog, along with increased receipts from international and commercial clients.

Business Environment

Our Treatment and Services Segments’ business continue to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, current economic and political conditions, government reductions, government budget issues, government shutdown and the manner in which the applicable government authority will be required to spend funding to remediate various sites. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding, government shutdown or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment Segment and Services Segment.

Summary – Three and Nine Months Ended September 30, 2025, and 2024

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2025	%	2024	%	2025	%	2024	%
Net revenues	$17,454	100.0	$16,812	100.0	$45,959	100.0	$44,415	100.0
Cost of goods sold	14,897	85.4	15,478	92.1	41,198	89.6	45,007	101.3
Gross profit (loss)	2,557	14.6	1,334	7.9	4,761	10.4	(592)	(1.3)
Selling, general and administrative	4,083	23.4	3,632	21.6	12,228	26.6	10,631	23.9
Research and development	342	2.0	303	1.8	1,037	2.3	872	2.0
Loss (gain) on disposal of property and equipment	4	—	—	—	(2)	—	1	—
Loss from operations	(1,872)	(10.8)	(2,601)	(15.5)	(8,502)	(18.5)	(12,096)	(27.2)
Interest income	266	1.5	292	1.7	901	1.9	679	1.5
Interest expense	(116)	(.6)	(121)	(.7)	(351)	(.8)	(346)	(.8)
Interest expense-financing fees	(22)	(.1)	(18)	(.1)	(63)	(.1)	(47)	(.1)
Other	(18)	(.1)	59	.4	171	.4	61	.1
Loss from continuing operations before taxes	(1,762)	(10.1)	(2,389)	(14.2)	(7,844)	(17.1)	(11,749)	(26.5)
Income tax expense	—	—	6,417	38.2	—	—	4,300	9.6
Loss from continuing operations, net of taxes	$(1,762)	(10.1)	$(8,806)	(52.4)	$(7,844)	(17.1)	$(16,049)	(36.1)

Revenues

Consolidated revenues increased $642,000 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$9,503	54.4	$5,794	34.5	$3,709	64.0
Hazardous/non-hazardous (1)	1,375	7.9	1,199	7.1	176	14.7
Other nuclear waste	2,236	12.8	2,071	12.3	165	8.0
Total	13,114	75.1	9,064	53.9	4,050	44.7

Services
Nuclear services	2,422	13.9	6,433	38.3	(4,011)	(62.4)
Technical services	1,918	11.0	1,315	7.8	603	45.9
Total	4,340	24.9	7,748	46.1	(3,408)	(44.0)

Total	$17,454	100.0	$16,812	100.0	$642	3.8

(1) Includes waste generated by government clients of $560,000 and $784,000 for the three months ended September 30, 2025, and the corresponding period of 2024, respectively.

Treatment Segment revenue increased by $4,050,000 or 44.7% for the three months ended September 30, 2025, over the same period in 2024. The overall increase in revenue in the Treatment Segment was primarily due to higher waste volume and higher averaged price waste from waste mix. Our Treatment Segment revenue was also positively impacted by our international initiatives, which resulted in an increase in revenue from international customers of approximately $798,000 or 310.5% as compared to the same period of last year. Services Segment revenue decreased by approximately $3,408,000 or 44.0%. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Consolidated revenues increased $1,544,000 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$23,715	51.6	$16,668	37.5	$7,047	42.3
Hazardous/non-hazardous (1)	3,848	8.4	3,829	8.6	19	0.5
Other nuclear waste	6,133	13.3	5,619	12.7	514	9.1
Total	33,696	73.3	26,116	58.8	7,580	29.0

Services
Nuclear services	7,478	16.3	15,563	35.0	(8,085)	(52.0)
Technical services	4,785	10.4	2,736	6.2	2,049	74.9
Total	12,263	26.7	18,299	41.2	(6,036)	(33.0)

Total	$45,959	100.0	$44,415	100.0	$1,544	3.5

(1) Includes waste generated by government clients of $1,569,000 and $2,330,000 for the nine months ended September 30, 2025, and the corresponding period of 2024, respectively.

Treatment Segment overall revenue increased by $7,580,000 or 29.0% for the three months ended September 30, 2025, over the same period in 2024. The overall increase in revenue in the Treatment Segment was primarily due to higher waste volume and higher averaged price waste from waste mix. Our Treatment Segment revenue was also positively impacted by our international initiatives, which generated an increase in revenue of approximately $3,378,000 or 314.5% as compared to the same period of last year. Services Segment revenue decreased by approximately $6,036,000 or 33.0%. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Cost of Goods Sold

Cost of goods sold decreased $581,000 for the quarter ended September 30, 2025, as compared to the quarter ended September 30, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$10,848	82.7	$8,654	95.5	$2,194
Services	4,049	93.3	6,824	88.1	(2,775)
Total	$14,897	85.4	$15,478	92.1	$(581)

Cost of goods sold for the Treatment Segment increased by approximately $2,194,000 or 25.4%, primarily due to increased revenue. Treatment Segment’s variable costs increased by approximately $1,544,000 primarily due to overall higher material and supplies, disposal and transportation costs. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Treatment Segment’s overall fixed costs were higher by approximately $650,000 resulting from the following: salaries and payroll related expenses were higher by approximately $471,000 which included higher salary expenses from cost of living adjustments (“COLA”) that became effective during the quarter; overall general expenses were higher by approximately $261,000 in various categories which included higher utility expenses of approximately $103,000; travel expense were higher by $66,000; and maintenance expenses were lower by approximately $148,000 as in the second and third quarter of 2024, the Treatment Segment experienced unexpected equipment breakdowns that required replacements or repairs. Services Segment cost of goods sold decreased $2,775,000 or 40.7% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to overall lower salaries/payroll related, outside services, and travel costs totaling approximately $2,480,000; lower depreciation expenses of approximately $16,000; and overall lower material and supplies, disposal, regulatory and lab costs totaling approximately $279,000. Included within cost of goods sold is depreciation and amortization expense of $412,000 and $408,000 for the three months ended September 30, 2025, and 2024, respectively.

Cost of goods sold decreased $3,809,000 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$29,614	87.9	$26,955	103.2	$2,659
Services	11,584	94.5	18,052	98.7	(6,468)
Total	$41,198	89.6	$45,007	101.3	$(3,809)

Cost of goods sold for the Treatment Segment increased by approximately $2,659,000 or 9.9%. Treatment Segment’s variable costs increased by approximately $784,000 primarily due to the following: overall material and supplies, lab, and transportation costs were higher by approximately $2,281,000; variable payroll costs (overtime) were higher by approximately $323,000 due to increased waste volume production; and disposal costs were lower by approximately $1,820,000. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Treatment Segment’s overall fixed costs were higher by approximately $1,875,000 resulting from the following: salaries and payroll related expenses were higher by $1,691,000 due to higher headcount and COLA effected during the third quarter of 2025; general expenses were higher by $378,000 primarily due to higher utility costs; travel expenses were higher by approximately $70,000; depreciation expenses were higher by $62,000 due to more finance leases and equipment purchases; maintenance expenses were lower by approximately $97,000 as the in the prior year, the Treatment Segment experienced unexpected equipment breakdowns that required replacements and repairs; and regulatory expenses were lower by approximately $229,000 from fewer regulatory matters. Services Segment cost of goods sold decreased $6,468,000 or 35.8% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to overall lower salaries/payroll related, outside services, and travel costs totaling approximately $6,492,000; lower depreciation expenses totaling approximately $24,000 as certain equipment became fully depreciated in 2025; lower general expenses of approximately $106,000 in various categories; and overall higher material and supplies, disposal, and regulatory costs totaling approximately $154,000. Included within cost of goods sold is depreciation and amortization expense of $1,256,000 and $1,218,000 for the nine months ended September 30, 2025, and 2024, respectively.

Gross Profit (Loss)

Gross profit for the quarter ended September 30, 2025, increased $1,223,000 over the same period of 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$2,266	17.3	$410	4.5	$1,856
Services	291	6.7	924	11.9	(633)
Total	$2,557	14.6	$1,334	7.9	$1,223

Treatment Segment gross profit increased by $1,856,000 or approximately 452.7% and gross margin increased to 17.3% % from 4.5% primarily due to higher revenue from higher waste volume and higher averaged price from waste mix. The increase in fixed costs within the Treatment Segment negatively impacted gross profit and gross margin. Services Segment gross profit decreased by $633,000 or approximately 68.5% and gross margin decreased to 6.7% from 11.9%. The decreases were attributed primarily to lower revenue. Our Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

Gross profit for the nine months ended September 30, 2025, increased $5,353,000 over the same period in 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$4,082	12.1	$(839)	(3.2)	$4,921
Services	679	5.5	247	1.3	432
Total	$4,761	10.4	$(592)	(1.3)	$5,353

Treatment Segment gross profit increased by $4,921,000 or approximately 586.5% and gross margin increased to 12.1% % from (3.2)% primarily due to higher revenue from higher waste volume and higher averaged price from waste mix. The increase in fixed costs within the Treatment Segment negatively impacted gross profit and gross margin. Services Segment gross profit increased by $432,000 or approximately 174.9% and gross margin improved from 1.3% to 5.5%. The increases were attributed primarily to overall improved margin on projects and lower fixed costs which were offset by the impact of lower revenue. Our Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $451,000 for the three months ended September 30, 2025, as compared to the corresponding period for 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$2,004	—	$1,733	—	$271
Treatment	1,333	10.2	1,084	12.0	249
Services	746	17.2	815	10.5	(69)
Total	$4,083	23.4	$3,632	21.6	$451

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $149,000. The hiring of the Company’s Chief Operation Officer (“COO”) in January 2025 and COLA effected during the third quarter of 2025 contributed to this increase. The remaining higher expenses in Administrative SG&A expenses were primarily due to higher outside services expenses of approximately $93,000 from more legal and business-related matters, higher general expenses by approximately $10,000 in various categories and higher travel expenses of approximately $19,000 due to more travel by senior management. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $204,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology and overall business development; general expense were higher by approximately $37,000 in various categories; travel expenses were higher by $16,000; and outside services expenses were lower by approximately $8,000 from fewer consulting matters. Services Segment SG&A expenses were lower primarily due to lower salaries and payroll related expenses of approximately $96,000 as fewer employee hours were allocated in supporting administrative/marketing functions due to lower revenue. The lower expenses were offset by overall higher outside services, general and travel expense totaling approximately $27,000. Included in SG&A expenses is depreciation and amortization expenses of $14,000 and $25,000 for the three months ended September 30, 2025, and 2024, respectively.

SG&A expenses increased $1,597,000 for the nine months ended September 30, 2025, as compared to the corresponding period for 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$5,884	—	$5,134	—	$750
Treatment	4,039	12.0	3,224	12.3	815
Services	2,305	18.8	2,273	12.4	32
Total	$12,228	26.6	$10,631	23.9	$1,597

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $352,000. The hiring of the Company’s COO in January 2025 and COLA effected during the third quarter of 2025 contributed to this increase. The remaining higher expenses in Administrative SG&A expenses were primarily due to higher outside services expenses of approximately $321,000 from more legal and business-related matters, higher general expenses of approximately $31,000 in various categories and higher travel expenses of approximately $46,000 due to more travel by senior management. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $618,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology and overall business development; general expense were higher by approximately $159,000 in various categories (which include higher tradeshow expenses of approximately $77,000); travel expenses were higher by $27,000; bad debt expenses were higher by approximately $29,000; and outside services expenses were lower by approximately $18,000 from few consulting matters. Services Segment SG&A expenses were higher primarily due to the following: general expenses were higher by approximately $48,000 in various categories; outside services expenses were higher by approximately $45,000 due to more consulting matters; travel expense were slightly higher by approximately $6,000; and salaries and payroll related expenses were lower by approximately $67,000 as fewer employee hours were allocated in supporting administrative/marketing functions due to lower revenue. Included in SG&A expenses is depreciation and amortization expenses of $43,000 and $77,000 for the nine months ended September 30, 2024, and 2023, respectively.

Interest Income

Interest income decreased by approximately $26,000 and increased by approximately $222,000 for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding period of 2024. The decrease in interest income for the third quarter of 2025 as compared to the corresponding quarter of 2024 was primarily due to lower interest income earned from our finite risk sinking fund from lower interest rate. The increase in interest income for the nine months ended September 30, 2025, as compared to the corresponding period of 2024 was primarily due to higher interest income earned from funds deposited into our money market deposit account (“MMDA”) from the two equity raises that were completed in May 2024 and December 2024, offset by lower interest income earned from our finite risk sinking fund from lower interest rate.

Income Taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine our quarterly provision for income taxes.

We had income tax expenses of $0 and $6,417,000 for continuing operations for the three months ended September 30, 2025, and the corresponding period of 2024, respectively, and income tax expenses of $0 and $4,300,000 for continuing operations for the nine months ended September 30, 2025, and the corresponding period of 2024, respectively. Our effective tax rates were approximately 0% and 268.6% for the three months ended September 30, 2025, and the corresponding period of 2024, respectively, and 0% and 36.6% for the nine months ended September 30, 2025, and the corresponding period of 2024, respectively. Our effective tax rate for the each of the periods above was impacted by our recognition of a full valuation allowance against its U.S federal and state deferred tax assets in the quarter ended September 30, 2024.

On July 4, 2025, the United States enacted tax reform legislation through the OBBBA, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. We evaluated the provisions of the OBBBA and determined that the enactment of the legislation had no material impact to our condensed consolidated financial statements for the interim period ended September 30, 2025. Additionally, we do not expect OBBBA to have a material impact to our full year 2025 effective tax rate and our consolidated financial statements for the year ended December 31, 2025, due to our valuation allowance position, among other things. We continue to monitor the potential future impacts of the OBBBA on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our cash flow requirements during the nine months ended September 30, 2025, were financed by our Liquidity (defined under our Loan Agreement as borrowing availability under the revolving credit plus cash in our MMDA maintained with our lender). Our MMDA consist of cash received in connection with the sale of our Common Stock completed in 2024 as discussed below under “Financing Activities.” We believe our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, remediation projects, R&D on our PFAS technology and capital expenditures (which include our PFAS technology) (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of this technology). We plan to fund these requirements from our operations and our Liquidity. We are continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels. As of September 30, 2025, we had no outstanding borrowing under our Revolving Credit and our Liquidity was approximately $23,844,000. We believe that our cash flows from operations and our Liquidity should be sufficient to fund our operations for the next twelve months. Assuming the federal government shutdown is quickly resolved, we believe our operations should improve in the fourth quarter of 2025 and in 2026. If we continue to incur losses such as in the first nine months of 2025, this could cause a reduction in our Liquidity and have a material adverse effect on our results of operations and our business.

The following table reflects the cash flow activities during the first nine months of 2025 and 2024.

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash used in operating activities of continuing operations	$(8,312)	$(10,971)
Cash used in operating activities of discontinued operations	(317)	(468)
Cash used in investing activities of continuing operations	(2,683)	(2,800)
Cash used in investing activities of discontinued operations	(36)	(49)
Cash (used in) provided by financing activities of continuing operations	(832)	17,805
Effect of exchange rate changes in cash	21	1
(Decrease) increase in cash and finite risk sinking fund (restricted cash)	$(12,159)	$3,518

As of September 30, 2025, we were in a positive cash position with no revolving credit balance. As of September 30, 2025, we had cash on hand of approximately $16,412,000.

Operating Activities

Cash used in operating activities of our continuing operations during the first nine months of 2025 consisted mostly of the net loss that we incurred of approximately $7,844,000, adjusted for certain non-cash items, such as $597,000 of stock-based compensation expenses and $1,299,000 of depreciation and amortization expenses. Cash flow decrease of approximately $2,838,000 resulting from net change in assets and liabilities reflects increases in unbilled and accounts receivable (net of provision for credit losses) totaling approximately $3,771,000, a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $745,000, offset by a net decrease in inventories, prepaids and other assets totaling approximately of $1,678,000. Our accounts receivables are impacted by timing of invoicing and collections. Our contracts with our customers are subject to various payment terms and conditions.

Cash used in operating activities of our continuing operations during the first nine months of 2024 consisted primarily of the significant net loss that we incurred of approximately $16,049,000, adjusted for certain non-cash items, which included $466,000 of stock-based compensation expenses, $1,295,000 of depreciation and amortization expenses and $4,300,000 of deferred income tax expenses. Cash flow decrease of approximately $1,383,000 resulting from net change in assets and liabilities included a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $5,805,000, offset by decreases in accounts receivable (net of recovery in credit losses) and unbilled receivables totaling approximately $2,145,000, and a net decrease in inventories and prepaid and other assets totaling approximately of $2,277,000.

Cash used in operating activities of our discontinued operations in the first nine months of 2025 and 2024 consisted primarily of expenses incurred in connection with management and administration of regulatory matters for the Company’s remediation projects.

We had working capital of $18,393,000 (which included working capital of our discontinued operations) as of September 30, 2025, as compared to working capital of $28,283,000 as of December 31, 2024. The decrease in our working capital was primarily due to the losses incurred from our operations during the nine months of 2025 as previously discussed.

Investing Activities

Cash used in investing activities of our continuing operations in the first nine months of 2025 consisted mostly of our purchases of property and equipment totaling approximately $2,770,000, of which $162,000 was financed. Our capital expenditures for 2025 included expenditures made for our PFAS treatment systems, which include our second-generation unit. The remaining cash used in investing activities consisted of cash outlays of approximately $103,000 made in connection with our operating permits and certain intangible assets. Total cash used in investing activities of our continuing operations was partially offset by approximately $28,000 from our sale of idle equipment.

Cash used in investing activities of our discontinued operations in the first nine months of 2025 consisted of payments made in connection with a certain regulatory permit at our Perma-Fix South Georgia, Inc. (“PFSG”) subsidiary and improvements made to the existing building.

Cash used in investing activities of our continuing operations in the first nine months of 2024 consisted mostly of our purchases of property and equipment totaling approximately $2,630,000, of which $406,000 was financed. Our capital expenditures for 2024 included expenditures made for the construction of our first PFAS treatment system. The remaining cash used in investing activities of $577,000 consisted of cash outlays made in connection with our operating permits and certain intangible assets.

Cash used in investing activities of our discontinued operations in the first nine months of 2024 consisted of payments made for roof replacement at our PFSG location.

Capital Expenditures

We anticipate making capital expenditures of up to approximately $3,230,000 for the remainder of 2025 to maintain operations and regulatory compliance requirements and support revenue growth. Our remaining anticipated capital expenditures for 2025 include certain strategic project initiatives which include our second-generation unit for our PFAS technology (see “Known Trends and Uncertainties – New Processing Technology”). We plan to fund our capital expenditures for the remainder of 2025 from cash from operations, Liquidity and/or financing. The initiation and timing of our capital expenditures for the remainder of 2025 are subject to a number of factors which include, among other things, cost/benefit analysis, the pace of our strategic project initiatives, improvement in our operations and resolution of the federal government shutdown.

Financing Activities

Our cash used in financing during the first nine months of 2025 consisted mostly of principal payments of approximately $470,000 primarily for our Term and Capital Loans under our Credit Facility (see below for a discussion of our Credit Facility) principal payments of $228,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $79,000.

As previously reported, during 2024, we had two offerings of our Common Stock which increased our cash position. As discussed below, in May 2024, we had the first offering. In December 2024, we completed the second securities offering in which we received net proceeds of approximately $23,208,000 after deducting offering fees and expenses.

Our cash provided in financing during the first nine months of 2024 consisted primarily of net proceeds of $18,495,000 received from the sale of our Common Stock in May 2024 and proceeds received from option and warrant exercises totaling approximately $264,000, partially offset by principal payments of approximately $675,000 for our Term and Capital Loans under our Credit Facility and principal payments of $218,000 for our finance leases.

Credit Facility

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides us with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of September 30, 2025: (a) up to $12,500,000 revolving credit (“Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,350,000 as of September 30, 2025) and borrowing reductions that our lender may impose from time to time ($750,000 as of September 30, 2025); (b) a term loan (“Term Loan”) of $2,500,000, requiring monthly installments of $41,667, with a balance due under the Term Loan of approximately $1,458,000 as of September 30, 2025; and (c) a capital expenditure loan (“Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

On March 11, 2025, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day we fail to meet a minimum of $5,000,000 in daily Liquidity. If triggered, we will be required to show a compliance of a FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month-period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once we are able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;

●	revised the Facility Fee (as defined) from .375% to .500%. Such fee percentage will revert back to .375% at such time that we are able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and

●	required payment of an amendment fee of $12,500 by the Company, which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

Our Loan Agreement, as amended, with PNC, contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under our Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first, second and third quarters of 2025. We expect to meet our covenant requirements under our Loan Agreement for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2025, the total amount of standby letters of credit outstanding totaled approximately $3,350,000, and the total amount of bonds outstanding totaled approximately $16,044,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of September 30, 2025, the closure and post-closure requirements for these facilities were approximately $23,951,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first nine months of 2025 and recent accounting pronouncements that will be adopted in future periods.

Collective Bargaining Agreement

On September 25, 2025, our PFNWR, entered into a Collective Bargaining Agreement (the “CBA”) that became effective October 1, 2025, with the United Association of Plumbers and Steamfitters Local Union 598 (the “Union”). The CBA covers seventy-one (71) production employees (“Covered Employees”) at our PFNWR facility, and its purpose is to attempt to maintain a skilled and stabilized labor force for its waste treatment operations.

The CBA generally governs, among other things, the Covered Employees’ compensation, vacation/holiday/sick pay, and working conditions. The CBA provides for annual base hourly wage increases for Covered Employees equal to one percent (1%) plus the annual percentage change in the Consumer Price Index for All Urban Consumers (CPI-U), Western Region Average. We continue to offer our healthcare benefits and 401k plan to the Covered Employees under the CBA.

The term of the CBA is October 1, 2025 through October 1, 2030, and the CBA renews automatically on an annual basis thereafter, unless either PFNW or the Union gives written notice at least sixty (60) days prior to October 1, 2030 of its intent to modify or terminate the CBA.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either directly as a prime contractor or indirectly for others as a subcontractor to federal government entities, representing approximately $11,666,000 or 66.8% and $29,275,000 or 63.7% of our total revenues generated during the three and nine months ended September 30, 2025, respectively, as compared to $11,749,000 or 69.9% and $31,748,000 or 71.5% of our total revenues generated during the three and nine months ended September 30, 2024, respectively.

Federal Funding. As previously disclosed, a significant portion of our revenue is generated through contracts entered into indirectly as subcontractors for prime contractors or directly as a prime contractor to federal government. Government funding levels in general have uncertainties associated with planned federal projects and procurements. On October 1, 2025, the U.S. federal government entered into a partial shutdown as Congress failed to pass a new fiscal year funding bill. As a result of the government shutdown, we have been recently informed by certain government related clients that waste shipments are likely to be delayed until the government shutdown is resolved. Although the impact of the government shutdown has been limited at this time, a prolonged shutdown may create uncertainty and disruption for us from additional delayed and/or cancelled waste shipments, suspension and/or slowdown of active projects, and/or delayed/cancelled procurement requests. Additionally, the recent government shutdown has resulted in furloughed and terminated employees which may result in contract award delays, delayed payments for services already rendered and restricted communication with agency counterparts who may not be working. These aforementioned impacts could negatively impact our result of operations and liquidity, the extent of which is unknown at this time. However, we believe that negative impact to our results of operations and liquidity from a prolonged government shutdown may be lessened by our Treatment Segment backlog, along with increased receipts from international and commercial clients.

Market Trends and Uncertainties. Macroeconomic conditions which include recent government and policy changes implemented in the United States, government budget issues, tariff actions and uncertainties related to trade wars, ambiguity around interest rates, softening labor markets, have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We continue to monitor potential effects from these conditions that could impact our revenue and profitability which include supply chain challenges, cost volatility in goods that we utilize in our revenue production, and economic pressures on our customers that may result in reduced and/or delayed spending. We continue to monitor, evaluate and implement a range of strategic options which we believe will assist us to manage potential impacts from these factors, including supply chain optimization, pricing strategies, sourcing adjustments and cost reduction measures in order to minimize impacts to our financial results.

New Processing Technology. We have completed the fabrication, installation, commissioning and startup of our first full scale commercial Perma-FAS system (“System”) for PFAS destruction, located at our Perma-Fix Florida, Inc. facility. PFAS, commonly known as “forever chemicals,” is the acronym for Perfluoroalkyl and Polyfluoroalkyl Substances, a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children. Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies, and we have filed patent applications relating to our System technology for PFAS destruction. We have already processed commercial quantities of PFAS-containing waste materials with our pilot System. We believe there are limited current treatment options for these materials, and we expect that our process will exceed the performance of other methods. Some of the sizable markets for PFAS include AFFF firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems. We have already secured and treated approximately 15,000 gallons of AFFF liquids through the prototype reactor and have approximately 20,000 gallons in backlog. We believe that we will receive an additional 50,000 gallons in the coming months.

Our strategy for our System includes continued treatment of PFAS liquids over the coming months and targeting engineering refinements to support larger-scale Systems. With significant upgrades to our prototype currently being completed, we anticipate deployment of the second-generation unit in the first quarter of 2026 at one of our other existing treatment facilities. We believe our second-generation system will allow us to triple our production capacity. In the next several calendar quarters, we expect to advance the Perma-FAS technology from demonstrated successful bench-scale testing to pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of September 30, 2025, we had total accrued environmental remediation liabilities of $764,000, a decrease of $3,000 from the December 31, 2024 balance of $767,000. The decrease represents payments for our PFSG remediation project. As of September 30, 2025, $630,000 of the total accrued environmental remediation liabilities was recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2025.

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

There is no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024, and our Form 10-Q for the quarter ended June 30, 2025, except as follows.

The following additional Risk Factor under “Risks Relating to our Business Operations” is as follows:

A prolonged federal government shutdown may materially impact our results of operations.

On October 1, 2025, the U.S. federal government entered into a partial shutdown as Congress failed to pass a new fiscal year funding bill. As a result of the government shutdown, we have been recently informed by certain government related clients that waste shipments are likely to be delayed until the government shutdown is resolved. Although the impact of the government shutdown has been limited at this time, a prolonged shutdown may create uncertainty and disruption for us from additional delayed and/or cancelled waste shipments, suspension and/or slowdown of active projects, and/or delayed/cancelled procurement requests. Additionally, the recent government shutdown has resulted in furloughed and terminated employees which may result in contract award delays, delayed payments for services already rendered and restricted communication with agency counterparts who may not be working. These aforementioned impacts could negatively impact our result of operations and liquidity, the extent of which is unknown at this time. However, we believe that negative impact to our results of operations and liquidity from a prolonged government shutdown may be lessened by our Treatment Segment backlog, along with increased receipts from international and commercial clients.

Item 6.	Exhibits

(a)	Exhibits

10.1	Collective Bargaining Agreement between Perma-Fix Northwest Richland, Inc. and United Association of Plumbers and Steamfitters Local Union 598, Effective October 1, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND COULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IS PUBLICLY DISCLOSED.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 10, 2025	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: November 10, 2025	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

