Form 10-K
period 2025-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2026-03-24
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2025), was approximately $180,282,376). For the purposes of this calculation, all directors and executive officers of the Registrant (as indicated in Item 12) have been deemed to be affiliates. Such determination should not be deemed an admission that such directors and executive officers are, in fact, affiliates of the Registrant. The Company’s Common Stock is listed on the Nasdaq Capital Market.

As of March 2, 2026, there were 18,547,539 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I

ITEM 1.	BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the “Company,” which may be referred to as we, us, or our), a Delaware corporation incorporated in December 1990, is a nuclear services company and leading provider of nuclear and mixed waste management services. The Company’s nuclear waste services include treatment and management of radioactive and mixed waste (waste containing both hazardous and low-level radioactive waste). The Company’s nuclear services group provides project management, environmental restoration, decontamination and decommissioning (“D&D”), new build construction, and radiological protection, safety, and industrial hygiene (“IH”) capability to our clients. Through our research and development (“R&D”) laboratories, located within our licensed and permitted waste treatment facilities, we develop solutions that are not only effective but also practical and economical for our customers. See “—New Processing Technology,” below.

Headquartered in Atlanta, Georgia, we also pursue waste projects in Canada, Mexico, the United Kingdom, and countries in the European Union (“EU”). For waste generated by international customers, waste treatment is performed in our U.S. treatment facilities and returned to our international customers. Our corporate office is located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Business Update

In 2025, we generated modest consolidated revenue growth year-over-year, while delivering improvements in gross profit and operating performance driven primarily by a rebound in our Treatment Segment. Treatment Segment benefited from higher waste volumes and higher averaged price waste mix, which included higher revenue generated from international and commercial clients. In contrast, the Services Segment experienced lower revenue, due in part to delays in project mobilization and delays in procurements that resulted from changes initiated by the current presidential administration that began in January 2025 (the “Administration”) and supporting policies that occurred in the first half of 2025. The partial federal government shutdown that occurred effective October 1, 2025, also negatively affected our revenue as procurement timing cycles were impacted.

We believe we are positioned for potential improvements in our financial results in 2026. These expectations are based on management’s current assumptions regarding the timing and execution of anticipated waste treatment volumes, including the commencement and ramp-up of activities associated with the Direct-Feed Low-Activity Waste (“DFLAW”) program at Hanford, Washington, described below, as well as our ability to convert existing Treatment Segment backlog into processed revenue. Treatment Segment backlog as of December 31, 2025, was approximately $11,861,000, representing an increase of approximately 50.9% from Treatment Segment backlog of $7,859,000 as of December 31, 2024. However, Treatment Segment backlog does not guarantee immediate revenue, as the timing of backlog processing may vary based on waste complexity, customer requirements, and operational considerations. As noted above, however, we believe that our Perma-Fix Northwest Richland, Inc. (“PFNWR”) treatment facility, located in Richland, Washington immediately adjacent to the Hanford Nuclear Site, is positioned to support the DFLAW program at Hanford, which began hot commissioning of the Low-Activity Waste Vitrification Facility at Hanford in October 2025. The subsequent operational phase of the DFLAW program is anticipated to begin in 2026, which will include generation of several effluent waste streams expected to be treated by our PFNWR facility. We have made investments in expansion of treatment capacity, increases in trained workforce, and infrastructure upgrades to support the increases in waste receipts anticipated to begin in the first half of 2026. In December 2025, our PFNWR facility received its long-awaited permit renewal from state regulators which, among other things, approximately triples the facility’s permitted liquid mixed waste processing capacity to approximately 1,200,000 gallons per year and authorizes the facility to process up to 175,000 tons of waste annually through macroencapsulation. This permit renewal provides incremental capacity and operational flexibility beyond the prior permit and further enhances the facility’s ability to address a broader range of complex waste treatment requirements. However, the commencement, scope, and timing of DFLAW-related waste streams are controlled by the U.S. Department of Energy (“DOE”) and subject to appropriations, procurement processes, and operational considerations beyond our control. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our results of operations are expected to continue to reflect operating losses in the near term as we incur fixed operating costs and make investments in anticipation of waste treatment volumes and program activities.

We continue to focus on expansion into international markets as well as on continued R&D, sales and marketing efforts and capital expenditures relating to our patent-pending technology for the destruction of Per- and polyfluoroalkyl substances (“PFAS”) (see “Foreign Revenue and Initiatives” below for a discussion of our foreign revenue and international initiatives and “New Processing Technology” below for a discussion of our new PFAS technology).

Finally, our continuing initiatives include, among other things, positioning ourselves for further large and mid-size procurements within the DOE and U.S. Department of War (“DOW”) and waste treatment in support of DOE’s Hanford DFLAW program, continuing investments in our facilities to allow for broader waste treatment (including PFAS) and continuing expansion of our waste treatment offerings within the commercial market.

Although we believe our financial results should show improvement in 2026 over 2025, the timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk for us. A significant amount of our revenues are generated indirectly as subcontractors for others who are contractors to federal government authorities, which include the DOE and DOW, or directly as the prime contractor to federal government authorities. Uncertainties exist regarding how future federal government budgets and program and policy decisions will unfold, which include the spending priorities of Congress and the Administration, passage of federal government fiscal year annual budgets and potential for enactment of continuing resolutions to keep federal government departments and agencies in operations. The full impact of these uncertainties could negatively impact our financial results by impairing our ability to perform work on existing contracts, delaying or cancelling procurement actions by government entities, and/or cause other disruptions or delays, including payment delays.

Segment Information

We have two reporting segments:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive waste), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (U.S. Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities as follow: Perma-Fix of Florida, Inc. (“PFF”), Diversified Scientific Services, Inc., (“DSSI”), PFNWR and Environmental Waste Operations Center (“EWOC”); and

-	R&D activities to identify, develop and implement innovative waste-processing techniques for problematic waste streams.

For 2025, the Treatment Segment accounted for $45,097,000, or 73.1%, of total revenue, as compared to $34,953,000, or 59.1%, of total revenue for 2024.

SERVICES SEGMENT, which includes:

-	Technical services:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;

○	health physics services including health physicists, radiological engineers, nuclear engineers and health physics technicians support to government and private radioactive materials licensees;

○	integrated occupational safety and health services including IH assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;

○	global technical services providing consulting, engineering (civil, nuclear, mechanical, chemical, radiological and environmental), project management, waste management, environmental, and D&D field, technical, and management personnel and services to commercial and government customers; and

○	waste management services to commercial and governmental customers.

-	Nuclear services:

○	D&D of government and commercial facilities impacted with radioactive material and hazardous constituents including engineering, technology applications, specialty services, logistics, transportation, processing and disposal; and

○	license termination support of radioactive material licensed and federal facilities over the entire cycle of the termination process: project management, planning, characterization, waste stream identification and delineation, remediation/demolition, final status survey, compliance demonstration, reporting, transportation, disposal and emergency response.

-	A company-owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

For 2025, the Services Segment accounted for $16,577,000, or 26.9% of total revenue, as compared to $24,164,000, or 40.9% of total revenue for 2024.

Our Treatment and Services Segments provide services to research institutions, commercial companies, public utilities, and governmental entities, including the DOE and DOW. We have and continue to increase our services into international markets. The distribution channels for our services are through direct sales to customers or via intermediaries.

The principal element of our business strategy consists of upgrading our facilities within our Treatment Segment to increase efficiency and modernize and expand treatment capabilities to meet the changing markets associated with the waste management industry. Within our Services Segment, we are attempting to increase competitive procurement effectiveness and broaden the market penetration within both the commercial and government sectors. We have and continue to broaden our market into both commercial and international sectors (see “Foreign Revenue and Initiatives” below for further discussion of our international initiatives to supplement our domestic government customer base, from which a significant portion of our revenue is derived). This includes new services, new customers and increased market share in our current markets.

Foreign Revenue and Initiatives

We have and continue to expand our presence in international markets. Our consolidated revenue for 2025 and 2024 included approximately $6,440,000, or 10.4%, and $2,452,000, or 4.1%, respectively, from foreign customers (government related and commercial customers), reflecting an increase of approximately $3,988,000, or 162.6%, from 2024 to 2025. We anticipate additional opportunities in 2026, including projects in Canada, Mexico and Germany, supporting both existing commercial and government customers. To serve our international customers, we offer unique treatment capabilities to incinerate certain waste forms, providing up to ninety percent reduction in volume and delivering a stable waste form that can be returned to generators for long-term storage.

As previously disclosed, in December 2023, we and our partner, Campoverde Srl, each owning 50% of the partnership, in connection with an Italian project, were awarded a multi-year contract valued up to approximately EUR 50 million by the European Commission (the “Contracting Authority”) for the treatment of radioactive waste from the Joint Research Center in Ispra, Italy. Revenue generated and to be generated by us from this contract has been and will be limited to project management support through the third quarter of 2026. The scope of work in the initial phases of this contract is being performed predominantly by our partner. We expect to generate an increase in revenue under this contract in late 2026 when the waste treatment phases begin. The Contracting Authority may terminate the contract under certain conditions as set forth in the contract.

New Processing Technology.

With significant upgrades to our prototype Perma-FAS system (“System”) for PFAS destruction substantially completed in the latter part of 2025, our System has achieved commercial operational status at our PFF facility. PFAS, commonly known as “forever chemicals,” is the acronym for Perfluoroalkyl and Polyfluoroalkyl Substances, a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children.

Federal and state actions addressing PFAS have accelerated in recent years, including restrictions and bans on the use of aqueous film-forming foam (“AFFF”) containing PFAS for firefighting and training, as well as requirements governing the collection, handling, and disposal of existing AFFF inventories. These measures have contributed to an increasing volume of PFAS-containing materials requiring treatment or destruction rather than reuse or conventional disposal.

We believe these regulatory developments may support increased demand over time for technologies capable of permanently destroying PFAS compounds, including technologies designed to address concentrated PFAS waste streams generated from AFFF phase-outs, remediation activities, and downstream treatment processes. Our thermal treatment and waste processing capabilities are intended to address certain categories of PFAS-containing materials that may not be suitable for landfilling or other disposal alternatives. The extent to which these regulatory trends translate into sustained commercial demand for PFAS destruction services will depend on a number of factors, including the pace and scope of federal and state implementation, the availability and acceptance of alternative disposal or treatment methods, customer adoption decisions, and our ability to secure regulatory approvals, contracts, and operational capacity to meet market needs.

Accordingly, we believe that commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies. However, our PFAS technology remains in an early stage of commercialization, and we continue to incur operating, R&D and capital costs associated with scaling, market development, and regulatory acceptance. While we have filed patent applications relating to our System technology for PFAS destruction and are processing commercial quantities of PFAS-containing waste materials with our System, there can be no assurance that demand, pricing, or throughput levels will be sufficient in the near term to offset these costs.

Still, we believe that there are limited treatment options currently available that are intended to permanently destroy these materials, as opposed to managing them through storage or containment, which may be important to waste generators seeking to address potential long-term environmental liability. We believe that our System technology exceeds the performance of other currently available destruction-based methods; however, adoption and acceptance of any such technology remain subject to regulatory and market factors.

With commercial operation of our System, we anticipate deployment of our second-generation unit in the second half of 2026 at our EWOC facility in Oak Ridge, Tennessee, which we believe will allow us to triple our production capacity. We continue to market our System technology through various channels. In December 2025, we entered into a joint distribution agreement with a U.S.-based company that manufactures fluorine-free firefighting agents and compressed air foam system, to promote our PFAS destruction technology as a preferred treatment options for customers requiring, compliant, long-term destruction of legacy PFAS stockpiles. In the next several calendar quarters, we expect to further advance our Perma-FAS technology from demonstrated successful bench-scale testing to pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

Seasonal Factors of our Business

Our operations are generally subject to seasonal factors. See “Risk Factors – Risks Related to our Business and Operations – Our operations are subject to seasonal factors, which causes our revenues to fluctuate” for a discussion of our seasonal factors.

Permits and Licenses

Waste management service companies are subject to extensive, evolving and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct our waste activities. We are dependent on our permits and licenses discussed below in order to operate our businesses. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition. The permits and licenses have terms ranging from one to ten years, and provide that we maintain certain level of compliance, and renew with minimal effort. We believe that these permit and license requirements represent a potential barrier to entry for possible competitors.

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

We believe that the permitting and licensing requirements, and the cost to obtain such permits, are barriers to entry for companies seeking to conduct hazardous waste and radioactive and mixed waste activities as presently operated by our waste treatment subsidiaries. If the permit requirements for hazardous waste treatment, storage, and disposal (“TSD”) activities and/or the licensing requirements for the handling of low-level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, we believe we would face greater competition in this segment.

Number of Employees

As of December 31, 2025, we employed approximately 307 employees, of whom 293 are full-time employees and 14 are part-time/temporary employees.

Sixty-eight of our employees are covered under a Collective Bargaining Agreement (the “CBA”) dated September 25, 2025, that our wholly owned subsidiary, PFNWR entered into with the United Association of Plumbers and Steamfitters Local Union 598 (the “Union”). The CBA became effective October 1, 2025, and its purpose is to attempt to maintain a skilled and stabilized labor force for its waste treatment operations.

The term of the CBA is October 1, 2025, through October 1, 2030, and the CBA renews automatically on an annual basis thereafter, unless either PFNW or the Union gives written notice at least sixty days prior to October 1, 2030, of its intent to modify or terminate the CBA.

Dependence Upon a Single or Few Customers

Our Treatment and Services Segments have significant relationships with federal government authorities. A significant amount of our revenues from our Treatment and Services Segments are generated indirectly as subcontractors for others who are contractors to federal government authorities, particularly the DOE and DOW, or directly as the prime contractor to federal government authorities. The contracts that we are a party to with others as subcontractors to federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of federal governmental funding in any given year could have a material adverse impact on our operations and financial condition. Our revenue derived from federal government entities, either directly as a prime contractor or indirectly for others as subcontractor to federal government entities, totaled $39,243,000, or 63.6% of total revenue in 2025, compared to $40,550,000, or 68.6% of total revenue in 2024.

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

Our Services Segment is engaged in highly competitive businesses in which a number of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the project specification being bid on and the different specialty skill sets of each bidder for which our Services Segment competes, especially projects subject to the governmental bid process. We also have the ability to directly bid on prime federal government small business procurements (small business set asides). Based on past experience, we believe that large businesses are more willing to team with small businesses in order to be part of these often-substantial procurements. There are a number of qualified small businesses in our market that provide intense competition that may challenge our ability to maintain strong growth rates and acceptable profit margins. For international business there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. If our Services Segment is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

Certain Environmental Expenditures and Environmental Liabilities

Environmental Liabilities

We have three remediation projects that are currently in progress relating to our Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Memphis, Inc. (“PFM”), and Perma-Fix South Georgia, Inc. (“PFSG”) subsidiaries, which are all included within our discontinued operations. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. These remediation activities are closely reviewed and monitored by the applicable state regulators.

As of December 31, 2025, we had total environmental remediation liabilities of $3,485,000, an increase of $2,718,000 from the December 31, 2024, balance of $767,000. The net increase of approximately $2,718,000 reflects an increase of approximately $2,721,000 made to the reserve at our PFSG subsidiary following a reassessment of remediation cost estimates after clarification of the remediation plan from the state regulator, offset by payments of approximately $3,000 for our PFSG remediation project. As of December 31, 2025, approximately $76,000 of our total environmental remediation liabilities were recorded as current.

The nature of our business exposes us to significant costs to comply with governmental environmental laws, rules and regulations and risk of liability for damages. Such potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services. In addition, we could be deemed a potentially responsible party (“PRP”) for the costs of required cleanup of properties, which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us. We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

R&D

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally and through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat. Our competitors also devote resources to R&D and many such competitors have greater resources at their disposal. R&D totaled $1,291,000 and $1,172,000 for 2025 and 2024, respectively. Our R&D expenses for each of the years 2025 and 2024 consisted primarily of R&D in connection with the development of our new technology in treating PFAS (See “New Processing Technology” above for a discussion of this new technology).

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

Atomic Energy Act

The Atomic Energy Act of 1954 (“AEA”) governs the safe handling and use of source, special nuclear and byproduct materials (as defined in the AEA) in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission “USNRC”) to enter into “Agreements with states to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations.” The State of Florida Department of Health (with USNRC oversight), Office of Radiation Control, regulates the licensing and radiological program of the PFF facility; the State of Tennessee (with USNRC oversight), Tennessee Division of Radiological Health, regulates licensing and the radiological program of the DSSI facility and the EWOC facility; and the State of Washington (with USNRC oversight) Department of Health, regulates licensing and the radiological operations of the PFNWR facility.

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

Risks Relating to our Business and Operations:

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution (“CR”). CRs generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a CR, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or canceled. Congress and the Administration have from time to time, failed to agree on a CR, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Failures by Congress and the Administration to enact appropriations bills in a timely manner can force federal government agencies and departments to shut down or to cancel, change, or delay the implementation of existing or new initiatives. Such events may result in the loss of revenue and profit, or the deferral of revenue and profit to later periods.

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

Changes in government regulation, policy and programs could impact our business, affecting our profitability and future growth.

A material amount of our revenue is derived from various federal government contracts or subcontracts. Continuous program and policy decision changes in the U.S. federal government could negatively impact our business. Recent program and policy changes since the beginning of the new Administration have included, among other things, a scaled down government workforce and further changes in policies related to tariffs. Continued trade tensions and restrictions on trade between the U.S. and other countries, including tariffs imposed by the U.S and other countries could negatively affect our business. These program and policy change effects may include disruption in supply chains, increased costs on products that we utilize in our business operations, reduce profitability on waste that we treat for international clients and increased cybersecurity threats, among other things. Shift in decreased priorities in government funding for remediation projects by the Administration may also negatively impact our results of operations and financial conditions.

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

A variety of factors may cause our existing or future customers to reduce, delay or halt their spending on hazardous waste and nuclear services from outside vendors, including us. These factors include, but are not limited to, the following. We have experienced certain of the below factors from time to time:

●	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
●	failure of government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation sites, including DOE and DOW sites;
●	government shut downs or government Continuing Resolutions;
●	civic opposition to or changes in government policies regarding nuclear operations;
●	a reduction in demand for nuclear generating capacity;
●	failure to perform under existing contracts, directly or indirectly, with the government;
●	pandemic such as COVID; or
●	poor weather conditions.

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

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including, without limitation, economic conditions, reductions in the budget for spending to remediate federal sites due to numerous reasons including, without limitation, the substantial deficits that the federal government has and is continuing to incur, domestic political environment, and competing demands for federal funds that can pressure various areas. During economic downturns, large budget deficits that the federal government and many states are experiencing, and other events beyond our control, including, but not limited to the impact from public health events or other unforeseen public health event, the ability of private and government entities to spend on waste services, including nuclear services, may decline significantly. Our operations depend, in large part, upon governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flow.

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

Natural disasters such as hurricanes and severe weather conditions and public health threats and outbreaks such as the COVID pandemic have previously negatively impacted our results of operations. The direct impacts of these such events resulted in delayed waste shipments and temporary shut-down of projects by certain of our customers, and delays in procurement, contract awards and planning on behalf of our government clients which negatively impacted our revenue. Residual and lingering macroeconomic effects from these such events could again in the future impact supply chain, workforce availability, and/or increased costs which could have a downward effect on our business, financial condition and results of operations. Additionally, world conflicts occurring in various regions may lead to similar macroeconomic effects which could have a downward effect on our business, financial conditions and results of operations. We may attempt to increase our sales prices in order to maintain satisfactory margin; however, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our services that we provide to our customers and therefore reduce our profitability.

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

We are engaged in highly competitive business in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national, regional firms and some international firms with nuclear and/or hazardous waste services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect certain types of businesses and under-represented minority contractors. Although we believe we have the ability to certify and bid government contract as a small business, there are a number of qualified small businesses in our market that will provide intense competition. For international business, which we continue to focus on, there are additional competitors, many from within the country the work is to be performed, making winning work in foreign countries more challenging. Competition places downward pressure on our contract prices and profit margins. From time to time, we have not been awarded a contract due to one or more of the above competitive conditions. If we are unable to meet these competitive challenges, resulting in our ability to be awarded contracts, we could lose market share and experience an overall reduction in our profits.

We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our revenues may be earned under contracts that are fixed-price or maximum price in nature. A number of contracts in our Services Segment are fixed-price or maximum price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in laws or labor conditions, supply chain interruptions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, and/or other events beyond our control, such as the impact of public health events, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

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

If we cannot maintain our permits or cannot obtain required permits, we may not be able to continue or expand our operations.

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

Risks Related to Laws and Regulations:

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

Our governmental contracts or subcontracts relating to DOE and DOW sites are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Although we believe that we have complied with applicable environmental regulations, if these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse the U.S. government for amounts previously received.

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

Our operations are highly regulated and we are subject to numerous laws and regulations regarding procedures for waste treatment, storage, recycling, transportation, and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called “toxic-tort” litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that, as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we have violated environmental laws or regulations or are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could adversely affect our financial condition and our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort, and money. This could prevent our management from focusing on our operations and expansion.

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

We and our customers operate in a politically sensitive environment. Opposition by third parties to particular projects can limit the handling and disposal of radioactive materials. Adverse public reaction to developments in the disposal of radioactive materials, including any high-profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

The elimination or any modification of the Price-Anderson Act’s indemnification authority could have adverse consequences for our business.

The Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use, and storage of radioactive materials. The Price-Anderson Act (“PAA”) supports the nuclear services industry by offering broad indemnification to DOE contractors for liabilities arising out of nuclear incidents at DOE nuclear facilities. That indemnification protects DOE prime contractors, but also similar companies that work under contract or subcontract for a DOE prime contract or transports radioactive material to or from a site. Congress extended the indemnification authority under the PAA, including DOE’s ability to indemnify DOE contractors, to December 31, 2065, as part of the Further Consolidated Appropriations Act, 2024 (Public Law 118-47).

Under certain conditions, the PAA’s indemnification provisions may not apply to our processing of radioactive waste at governmental facilities and may not apply to liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under PAA indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. If such indemnification is not available in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of adequate commercial insurance and indemnification.

Risks Relating to our Financial Performance and Position and Need for Financing:

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

Our credit facility with our bank contains financial covenants, including requirements to maintain minimum daily Liquidity (defined under our loan agreement as borrowing availability under our revolving credit plus cash in our money market deposit account (“MMDA”) maintained with our lender) amounts. We have met all of our financial covenant requirements during 2025. If we fail to meet any of our financial covenants going forward and our lender does not waive the non-compliance or revise our covenant requirement so that we are in compliance, our lender could accelerate the payment of our borrowings under our credit facility and terminate our credit facility. In such event, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness and/or operate our business.

A lack of positive operating results could limit our borrowing capacity under our credit facility.

The maximum amount available for borrowing under the revolving portion of our credit facility is based on a percentage of our eligible accounts receivable outstanding at any given time, reduced by outstanding standby letters of credit and any discretionary borrowing base reductions imposed by our lender. As a result, our borrowing capacity fluctuates based on the level and quality of our receivables and the lender’s determinations. If we do not generate positive operating results, our accounts receivable and overall borrowing base could decline, which would reduce the amount available to us under the credit facility. A reduction in borrowing availability could limit our access to working capital and constrain our ability to fund operations, capital expenditures, and other business needs. Our ability to make scheduled principal and interest payments, refinance existing indebtedness, and borrow under our credit facility depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, competitive, business, and other factors, many of which are beyond our control. A limitation on our borrowing capacity could have a material adverse effect on our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of management’s current liquidity expectations and assumptions.

If our financial and operating activities are limited, it could adversely affect our ability to incur additional debt to fund future needs.

In such an event, one or more of the following could occur:

●	We could be required to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;
●	Reduced cash flow and limited access to financing could make it more difficult for us to satisfy our obligations;
●	We could be limited in our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;
●	We could be limited in our ability to adjust to changing economic, business and competitive conditions;
●	We could be placed at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;
●	We could become more vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions; and
●	We could experience adverse changes in our credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

Any of the foregoing could adversely impact our operating results, financial condition, and liquidity. Our ability to continue our operations depends on our ability to generate profitable operations or complete equity or debt financings to increase our capital, when needed.

We may be unable to utilize loss carryforwards in the future.

The Company has estimated net operating loss carryforwards (“NOLs”) for federal, state and foreign income tax purposes. All of our NOLs can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2026 with the exception of our federal NOLs which do not expire. Our net loss carryforwards are subject to various limitations. Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years. Due to our financial performances in recent years, we fully reserved these loss carryforwards in 2024. Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

We sustained losses in each of the years 2025 and 2024 and our inability to become profitable on an annual basis in the foreseeable future could have a material adverse effect on our operations, credit facility, liquidity and potential growth.

The Company sustained losses in each of the years 2025 and 2024. We believe that our results of operations should improve in 2026. If, however, we fail to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our operations, credit facility, liquidity and potential growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of management’s current liquidity expectations and assumptions.

Risks Relating to our Common Stock:

Issuance of substantial amounts of our common stock, par value $0.001 per share (the “Common Stock”) could depress our stock price or dilute the percentage ownership of our Common Stockholders.

Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The issuance of our Common Stock will result in dilution in the percentage equity interest of our stockholders and dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

General Risk Factors:

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

We may not be successful in winning new business from our government, commercial or international customers.

We must be successful in winning business from our government, commercial and international customers to replace revenues from projects that we have completed or that are nearing completion and to increase our revenues. We bid on numerous projects and are not always successful in being selected as the winning bid. Our business and operating results can be adversely affected by the size and timing of a single material contract.

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

There is also increasing attention on the importance of cybersecurity relating to infrastructure. This creates the potential for future developments in regulations relating to cybersecurity that may adversely impact us, our customers and how we offer our services to our customers.

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

We are a Delaware corporation governed by the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware public corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As a result of Section 203, potential acquirers may be discouraged from attempting to effect acquisition transactions with us, thereby possibly depriving our security holders of certain opportunities to sell, or otherwise dispose of, such securities at above-market prices pursuant to such transactions. Further, certain of our option plans provide for the immediate acceleration of, and removal of restrictions from, options and other awards under such plans upon a “change of control” (as defined in the respective plans). Such provisions may also have the result of discouraging acquisition of us. All of our authorized preferred stock are available for issuance. Future sales of authorized and unissued shares could be used by our management to make it more difficult for, and thereby discourage, an attempt to acquire control of us.

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

The Company’s cybersecurity program is managed by the Vice President (“VP”) of Information Systems, who has been employed by the Company for 22 years and has over 37 years of total experience in information systems. The VP of Information Systems has an extensive career in software development and infrastructure management including working with Fortune 500 companies in his prior positions. The VP of information Systems is a participant in the overall Company strategic process and has aligned the program to best service the strategic objectives of the business.

Cybersecurity Governance

The Company’s Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats. Our senior management is responsible for the day-to-day management of the material risks we face. Our VP Of Information System is scheduled to report to the Chief Financial Officer (“CFO”) on a weekly basis and the Audit Committee on a quarterly basis on cybersecurity matters to include updates on cybersecurity threat management, strategy processes, system updates and cybersecurity risks activities, including but not limited to any recent cybersecurity incidents and related responses. Our Board is also engaged in discussion with senior management and the Audit Committee on at least a quarterly basis to discuss any updates to our cybersecurity risk management and strategy program. Each member of our Board has a working knowledge and/or experience with cybersecurity, IT strategy and IT risk assessment.

In the past two years, the Company does not believe that it has experienced any material cybersecurity incidents, nor any material costs related to cyber incidents. Although we have a comprehensive process for the prevention of material cybersecurity incidents as discussed, we cannot provide assurance that our results of operations and financial condition and business strategy will not be materially impacted from cybersecurity risks in the future. For more information on our cybersecurity related risk and potential effects on the Company of a material cybersecurity breach, see under “General Risk Factors” in “Item 1A. Risk Factors”

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

The Company currently leases properties in the following locations for operations and administrative functions within our Treatment and Services Segments, including our corporate office and Business Center:

Location	Square Footage (SF)	Expiration of Lease
Oak Ridge, TN (Business Center)	16,319 SF	April 30, 2030
Oak Ridge, TN (Services)	5,000 SF	September 30, 2026
Blaydon On Tyne, England (Services)	1,000 SF	April 30, 2026
New Brighton, PA (Services)	3,558 SF	June 30, 2026
Newport, KY (Services)	1,566 SF	Monthly
Atlanta, GA (Corporate)	6,499 SF	November 30, 2027
Alachua, FL (Treatment)	2,666 SF	March 31, 2027

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

		2025		2024
		Low	High	Low	High
Common Stock	1st Quarter	$6.91	$11.56	$7.50	$12.00
	2nd Quarter	6.25	11.33	8.89	14.17
	3rd Quarter	8.02	12.63	8.06	13.00
	4th Quarter	9.60	16.50	10.31	16.25

At March 2, 2026, there were approximately 107 stockholders of record of our Common Stock. The actual number of our stockholders is greater than this number since beneficial owners are owners of shares that are held in “street name” by banks, brokers, and other nominees.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our Loan Agreement dated May 8, 2020, as amended, prohibits us from paying any cash dividends on our Common Stock without prior approval from our lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during 2025.

There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during 2025.

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

Overview

In 2025, we generated modest consolidated revenue growth year-over-year, while delivering improvements in gross profit and operating performance compared to the prior year, driven primarily by a rebound in the Treatment Segment. The Treatment Segment benefited from higher waste volumes and higher averaged price waste mix, which included higher revenue generated from international and commercial clients. In contrast, the Services Segment experienced lower revenue, due in part to delays in project mobilization and delays in procurements that resulted from changes to the current presidential administration that began in January 2025 (the “Administration”) and supporting policies that occurred in the first half of 2025. The partial government shutdown that occurred effective October 1, 2025, also negatively impacted our revenue as procurement timing cycles were impacted.

Overall revenue increased by $2,557,000 or 4.3% to $61,674,000 in 2025 as compared to $59,117,000 in 2024. The increase was entirely from our Treatment Segment where revenue increased by $10,144,000 or approximately 29.0% to $45,097,000 for the twelve months ended December 31, 2025, from $34,953,000 in the same period of 2024. Services Segment revenue decreased $7,587,000 or 31.4% to $16,577,000 for the twelve months ended December 31, 2025, from $24,164,000 for the same period of 2024. Gross profit increased by $5,971,000 or approximately 298,550% for the twelve months ended December 31, 2025, as compared to the corresponding period of 2024. Selling, General, and Administrative (“SG&A”) expenses increased by $1,925,000 or 13.3% for twelve months ended December 31, 2025, as compared to the corresponding period of 2024. In spite of the improvement in gross profit, we experienced a loss from continuing operations of approximately $10,665,000 in 2025. While the loss was disappointing, it reflected an improvement of approximately 45.5% from the 2024 loss from continuing operations of $19,569,000.

See “Results of Operations” below for discussions of certain financial metrics pertaining to our operations, which includes our two reportable segments.

We believe we are positioned for potential improvements in our financial results in 2026. These expectations are based on management’s current assumptions regarding the timing and execution of anticipated waste treatment volumes, including the commencement and ramp-up of activities associated with the Direct-Feed-Low-Activity Waste (“DFLAW”) program at Hanford, Washington, as well as our ability to convert existing Treatment Segment backlog into revenue. Treatment Segment backlog as of December 31, 2025, was approximately $11,861,000, representing an increase of approximately 50.9% from Treatment Segment backlog of $7,859,000 as of December 31, 2024. However, Treatment Segment backlog does not guarantee immediate revenue, as the timing of backlog processing may vary based on waste complexity, customer requirements, and operational considerations. As noted above, however, we believe that our Perma-Fix Northwest Richland, Inc. (“PFNWR”) treatment facility, immediately adjacent to the Hanford Nuclear Site, is positioned to support the U.S. Department of Energy’s (“DOE”) DFLAW program at Hanford, which began hot commissioning of the Low-Activity Waste Vitrification Facility in October 2025. The subsequent operational phase of the DFLAW program is anticipated to begin in 2026, which will include generation of several effluent waste streams expected to be treated by our PFNWR facility. However, the commencement, scope, and timing of DFLAW-related waste streams are controlled by the DOE and subject to appropriations, procurement processes, and operational considerations beyond our control. Delays in anticipated waste treatment volumes, including DFLAW-related waste streams, could impact our results of operations as we continue to incur fixed operating costs and capital expenditures in anticipation of waste treatment volumes and program activities.

We continue to focus on expansion into international markets which is reflected in revenue generated from foreign entities of approximately $6,440,000 in 2025, as compared to $2,452,000 in the corresponding period of 2024, an increase of $3,988,000 or 162.6%. Additionally, we continue our aggressive research and development (“R&D”), sales and marketing efforts and capital expenditures relating to our new patent-pending technology for the destruction of Per- and polyfluoroalkyl substances (“PFAS”), which activities adversely impacted our results of operations in 2025 (See “Known Trends and Uncertainties – New Processing Technology” for a discussion of our new PFAS-destruction technology).

Finally, our continuing initiatives include, among other things, positioning ourselves for further large and mid-size procurements within the DOE and U.S. Department of War (“DOW”) and waste treatment in support of DOE’s Hanford closure strategy, continuing investments in our facilities and capabilities to allow for broader waste treatment (including PFAS) and continuing expansion of our waste treatment offerings within the commercial market.

We are continually monitoring our operating costs to ensure alignment with our revenue levels.

See “Known Trends and Uncertainties – Federal Funding” within this MD&A for a discussion of factors that could impact our results of operations in 2026.

Business Environment

Our Treatment and Services Segments’ business continue to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, current economic and political conditions, government reductions, passage of government budgets and continuing resolutions (“CRs”), and the manner in which the applicable government authority will be required to spend funding to remediate various sites. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding, government shutdown or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment Segment and Services Segment.

Summary - Years Ended December 31, 2025 and 2024

Below are the results of continuing operations for years ended December 31, 2025, and 2024 (amounts in thousands):

(Consolidated)	2025	%	2024	%
Net revenues	$61,674	100.0	$59,117	100.0
Cost of goods sold	55,701	90.3	59,115	100.0
Gross profit	5,973	9.7	2	—
Selling, general and administrative	16,416	26.6	14,491	24.5
Research and development	1,291	2.1	1,172	2.0
Loss on disposal of property and equipment	1	—	21	—
Loss from operations	(11,735)	(19.0)	(15,682)	(26.5)
Interest income	1,123	1.8	921	1.5
Interest expense	(230)	(.4)	(473)	(.8)
Interest expense – financing fees	(84)	(.1)	(66)	(.1)
Other income	261	.4	166	.3
Loss from continuing operations before taxes	(10,665)	(17.3)	(15,134)	(25.6)
Income tax expense	—	—	4,435	7.5
Loss from continuing operations	$(10,665)	(17.3)	$(19,569)	(33.1)

Revenue

Consolidated revenues increased $2,557,000 for the year ended December 31, 2025, compared to the year ended December 31, 2024, as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change	% Change
Treatment
Government waste	$31,510	51.1	$22,098	37.4	$9,412	42.6
Hazardous/non-hazardous (1)	5,460	8.8	4,995	8.4	465	9.3
Other nuclear waste	8,127	13.2	7,860	13.3	267	3.4
Total	45,097	73.1	34,953	59.1	10,144	29.0

Services
Nuclear	10,117	16.4	20,353	34.4	(10,236)	(50.3)
Technical	6,460	10.5	3,811	6.5	2,649	69.5
Total	16,577	26.9	24,164	40.9	(7,587)	(31.4)

Total	$61,674	100.0	$59,117	100.0	$2,557	4.3

1) Includes waste generated by government clients of $2,269,000 and $2,898,000 for the twelve months ended December 31, 2025, and 2024, respectively.

Treatment Segment revenue increased by $10,144,000 or 29.0% for the twelve-months ended December 31, 2025, over the same period in 2024. The overall increase in revenue in the Treatment Segment revenue was primarily due to higher waste volume and higher averaged price waste mix. Our Treatment Segment revenue was also positively impacted by our international initiatives, which generated an increase in revenue of approximately $3,832,000 or 201.7%, to $5,732,000, as compared to $1,900,000, for the same period of last year. Services Segment revenue decreased by approximately $7,587,000 or 31.4%. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project based; as such, the scope, duration, and completion of each project vary.

Cost of Goods Sold

Cost of goods sold decreased $3,414,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$40,303	89.4	$36,063	103.2	$4,240
Services	15,398	92.9	23,052	95.4	$(7,654)
Total	$55,701	90.3	$59,115	100.0	$(3,414)

Cost of goods sold for the Treatment Segment increased by approximately $4,240,000 or 11.8%. Treatment Segment’s overall variable costs increased by approximately $1,675,000 primarily due to the following: overall material and supplies, lab, transportation, and outside services costs were higher by approximately $3,371,000; variable payroll costs (overtime) were higher by approximately $426,000 due to increased waste volume production; and disposal costs were lower by approximately $2,122,000. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Treatment Segment’s overall fixed costs were higher by approximately $2,565,000 resulting from the following: salaries and payroll related expenses were higher by $2,130,000 due to higher headcount and cost-of-living adjustments (“COLA”) effected during the third quarter of 2025; general expenses were higher by $376,000, mostly due to higher utility costs; travel expenses were higher by approximately $123,000; maintenance expenses were higher by approximately $59,000 from overall general maintenance of equipment and updates to facility security; depreciation expenses were higher by $106,000 due to more finance leases and equipment purchases; and regulatory expenses were lower by approximately $229,000 from fewer regulatory matters. Services Segment cost of goods sold decreased $7,654,000 or 33.2% primarily due to lower revenue. The decrease in cost of goods sold was primarily due to overall lower salaries/payroll related, outside services, and travel costs totaling approximately $7,180,000; lower depreciation expenses totaling approximately $44,000 as certain equipment became fully depreciated in 2025; lower general expenses of approximately $265,000 in various categories; and overall lower disposal, material and supplies and regulatory costs totaling approximately $165,000. Included within cost of goods sold is depreciation and amortization expense of $1,700,000 and $1,637,000 for the twelve months ended December 31, 2025, and 2024, respectively.

Gross Profit

Gross profit for the year ended December 31, 2025, was $5,971,000 higher than 2024 as follows:

		%		%
(In thousands)	2025	Revenue	2024	Revenue	Change
Treatment	$4,794	10.6	$(1,110)	(3.2)	$5,904
Services	1,179	7.1	1,112	4.6	$67
Total	$5,973	9.7	$2	0.0	$5,971

Treatment Segment gross profit increased by $5,904,000 or approximately 531.9% and gross margin increased to 10.6% % from (3.2)% primarily due to higher revenue from higher waste volume and higher averaged price waste mix. The increase in fixed costs within the Treatment Segment partially offset these improvements, negatively impacting gross profit and gross margin. Services Segment gross profit increased by $67,000 or approximately 6.0% and gross margin improved to 7.1% from 4.6%. The increases were attributed primarily to overall improved margin on projects and lower fixed costs which were offset by the impact of lower revenue. Our Services Segment gross margin is impacted by our current projects which are competitively bid on and will therefore, have varying margin structures.

SG&A

SG&A expenses increased $1,925,000 for the year ended December 31, 2025, as compared to the corresponding period for 2024 as follows:

(In thousands)	2025	% Revenue	2024	% Revenue	Change
Administrative	$7,932	—	$6,896	—	$1,036
Treatment	5,268	11.7	4,290	12.3	978
Services	3,216	19.4	3,305	13.7	(89)
Total	$16,416	26.6	$14,491	24.5	$1,925

Administrative SG&A expenses were higher primarily due to higher salaries, payroll related expenses and stock option compensation expenses totaling approximately $558,000. The hiring of the Company’s COO in January 2025 and COLA increases to payroll effected during the third quarter of 2025 contributed to this increase. The remaining higher expenses in Administrative SG&A were primarily due to higher outside services expenses of approximately $425,000 from more legal and business-related matters and higher travel expenses of approximately $53,000 due to more travel by senior management. Treatment Segment SG&A expenses were higher primarily due to the following: salaries and payroll related expenses were higher by approximately $713,000 as more employee hours were allocated to marketing initiatives of our new PFAS technology and overall business development; general expense were higher by approximately $244,000 in various categories (which include higher tradeshow expenses of approximately $157,000); travel expenses were higher by $35,000; and outside services expenses were lower by approximately $14,000 from fewer consulting matters. Services Segment SG&A expenses were lower primarily due to the following: salaries and payroll related expenses were lower by approximately $57,000 as fewer employee hours were allocated in supporting administrative/marketing functions due to lower revenue; general expenses were lower by approximately $62,000 in various categories; outside services expenses were higher by approximately $10,000 due to more consulting matters; and travel expense were higher by approximately $20,000. Included in SG&A expenses is depreciation and amortization expense of $59,000 and $126,000 for the twelve months ended December 31, 2025 and 2024, respectively.

R&D

R&D expenses increased by $119,000 for the twelve months ended December 31, 2025, as compared to the corresponding period of 2024, primarily due to expenses incurred in connection with our new PFAS technology.

Interest Income

Interest income increased by approximately $202,000 for the twelve-months ended December 31, 2025, as compared to the corresponding period of 2024. The increase in interest income in 2025 as compared to 2024 was primarily due to higher interest income earned from funds deposited into our money market deposit account (“MMDA”) from the two equity raises that were completed in May 2024 and December 2024, offset by lower interest income earned from our finite risk sinking fund from lower interest rate.

Interest Expense

Interest expense decreased by approximately $243,000 for the twelve months ended December 31, 2025, as compared to the corresponding period of 2024. The decrease was primarily the result of capitalization of approximately $231,000 in interest costs incurred on debt on construction of projects for our use, particularly our PFAS reactors.

Income Taxes

We had income tax expenses of $0 and $4,435,000 for continuing operations for the twelve-months ended December 31, 2025 and 2024, respectively. Our effective tax rates were approximately 0% and (29.3%) for the twelve months ended December 31, 2025 and 2024, respectively. Our effective tax rate for the each of the periods above was impacted by our recognition of a full valuation allowance against our U.S federal and state deferred tax assets in the quarter ended September 30, 2024.

Backlog

Our Treatment Segment maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2025, our Treatment Segment had a backlog of approximately $11,861,000, as compared to approximately $7,859,000 as of December 31, 2024. Additionally, the time it takes to process waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We use our best efforts to increase treatment of our waste backlog during period of lower incoming waste receipts to optimize facility utilization, which historically has occurred in the first and fourth quarters.

Discontinued Operations and Environmental Liabilities

Our discontinued operations consist of all our subsidiaries included in our former Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

Our discontinued operations had no revenue for the twelve months ended December 31, 2025 and 2024. We incurred net losses of $3,119,000 (net of tax expense of $0) and $410,000 (net of tax benefit of $149,000) for our discontinued operations for the twelve months ended December 31, 2025, and 2024, respectively. Our net loss for 2025 included an increase to the environmental remediation reserve of approximately $2,721,000 for our Perma-Fix of South Geogia, Inc. (“PFSG”) subsidiary as discussed below. The remaining net loss for 2025 and net loss for 2024 were primarily due to costs incurred in connection with management of administrative and regulatory matters related to our remediation projects.

We have three remediation projects, which are currently in progress relating to our Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Memphis (“PFM”) and PFSG subsidiaries, all within our discontinued operations. We divested PFD in 2008; however, the environmental liability of PFD was retained by us upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. The remediation activities are closely reviewed and monitored by the applicable state regulators.

As of December 31, 2025, we had total accrued environmental remediation liabilities of $3,485,000, an increase of $2,718,000 from the December 31, 2024, balance of $767,000. The net increase of approximately $2,718,000 reflects an increase of approximately $2,721,000 made to the reserve at our PFSG subsidiary following a reassessment of remediation cost estimates after clarification of the remediation plan from the state regulator, offset by payments of approximately $3,000 for our PFSG remediation project. As of December 31, 2025, approximately $76,000 of our total environmental remediation liabilities were recorded as current.

Liquidity and Capital Resources

Based on current operating conditions and the timing of anticipated waste receipts and program activities, we currently expect to incur a loss from operations during the first quarter of 2026. This expectation also reflects the timing of backlog processing, continued operating fixed costs and capital expenditures incurred in anticipation of program activities, including ongoing investments in new technology initiatives and with respect to the DFLAW program.

Despite the anticipated near-term operating loss, we believe that our existing cash, cash equivalents, borrowing availability under our Revolving Credit (see “Financing Activities – Credit Facility” below for a discussion of our Revolving Credit) and expected cash flows from operations will be sufficient to fund our operations for at least the next twelve months, based on management’s current assumptions regarding the timing and execution of anticipated waste treatment volumes.

Our cash flow requirements during the twelve months ended December 31, 2025, were financed by our Liquidity (defined under our Loan Agreement as borrowing availability under our Revolving Credit of our Credit Facility plus cash in our MMDA maintained with our lender). Our MMDA consists of cash received in connection with the sale of our Common Stock completed in 2024 as discussed below under “Financing Activities.”

We believe our cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on our debt obligations, administration and monitoring of our discontinued operations, R&D related to our PFAS technology and capital expenditures, including expenditures related to our PFAS technology (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of this technology). We plan to fund these requirements from our operations and our Liquidity.

We continually review operating costs and evaluate opportunities to reduce operating costs and non-essential expenditures in order to align spending levels with revenue levels. As of December 31, 2025, we had no outstanding borrowing under our Revolving Credit and our Liquidity was approximately $18,126,000, which included approximately $11,529,000 of cash held in our MMDA.

The following table reflects the cash flow activity for the year ended December 31, 2025, and the corresponding period of 2024:

(In thousands)	2025	2024
Cash used in operating activities of continuing operations	$(10,311)	$(14,146)
Cash used in operating activities of discontinued operations	(441)	(597)
Cash used in investing activities of continuing operations	(4,897)	(4,079)
Cash used in investing activities of discontinued operations	(54)	(51)
Cash (used in) provided by financing activities of continuing operations	(981)	40,955
Effect of exchange rate changes on cash	13	(1)
(Decrease) increase in cash and finite risk sinking fund (restricted cash)	$(16,671)	$22,081

As of December 31, 2025, we were in a positive cash position with no Revolving Credit balance. As of December 31, 2025, we had cash on hand of approximately $11,768,000, which included cash from our foreign subsidiaries of approximately $153,000. The decline in our cash from 2024 to 2025 of approximately $17,207,000 was primarily due to funding of our operating losses and capital investment.

Operating Activities

Cash used in operating activities of our continuing operations during 2025 consisted mostly of the net loss that we incurred of approximately $10,665,000, adjusted for certain non-cash items, such as $818,000 of stock-based compensation expenses and $1,759,000 of depreciation and amortization expenses. Cash flow decrease of approximately $2,921,000 resulting from net change in assets and liabilities reflects an increase in unbilled receivables of approximately $3,791,000, a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $1,660,000, offset by a decreased in accounts receivable (net of provision for credit losses) of approximately $216,000 and a net decrease in inventories, prepaids and other assets totaling approximately of $2,314,000. Our accounts receivables are impacted by timing of invoicing and collections. Our contracts with our customers are subject to various payment terms and conditions. Our unbilled receivables are impacted by differences between invoicing timing and our revenue recognition methodology.

Cash used in operating activities of our continuing operations during 2024 consisted mostly of the significant net loss that we incurred of approximately $19,569,000, adjusted for certain non-cash items, such as $656,000 of stock-based compensation expense, $1,763,000 of depreciation and amortization expense and the deferred income tax expense of $4,448,000. Cash flow decrease of approximately $2,229,000 resulting from net change in assets and liabilities reflects an increase in accounts receivable of approximately $2,076,000 (net of provision for credit losses), a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $6,667,000, offset by a decreased in unbilled receivables of approximately $3,442,000 and a net decrease in inventories, prepaids and other assets totaling approximately of $3,072,000.

Cash used in operating activities of our discontinued operations during 2025 and 2024 consisted primarily of expenses incurred in connection with management of administrative and regulatory matters related to our remediation projects.

We had working capital of $13,803,000 (which included working capital of our discontinued operations) as of December 31, 2025, as compared to working capital of $28,283,000 as of December 31, 2024. The decrease in our working capital was primarily driven by the losses incurred from our operations during 2025 as previously discussed and increase in capital expenditures as discussed below.

Investing Activities

Cash used in investing activities of our continuing operations during 2025 consisted mostly of our purchases of property and equipment totaling approximately $5,172,000, of which $464,000 was financed. Our capital expenditures for 2025 included expenditures made for our PFAS treatment systems, which include our second-generation unit. The remaining cash used in investing activities consisted of cash outlays of approximately $217,000 made in connection with our operating permits and certain intangible assets. Total cash used in investing activities of our continuing operations was partially offset by approximately $28,000 from our sale of idle equipment.

Cash used in investing activities of our continuing operations during 2024 consisted mostly of our purchases of property and equipment totaling approximately $3,811,000, of which $406,000 was financed. Our capital expenditures for 2024 included expenditures made for our prototype PFAS treatment unit. The remaining cash used in investing activities consisted of cash outlays made in connection with our operating permits and certain intangible assets.

Cash used in investing activities of our discontinued operations during 2025 consisted of payments made in connection with a certain regulatory permit at our Perma-Fix South Georgia, Inc. (“PFSG”) subsidiary and improvements made to the existing building. Cash used in investing activities of our discontinued operations in 2024 was primarily for roof replacement at our PFSG location.

Capital Expenditures

We anticipate making capital expenditures of approximately $3,000,000 to $5,000,000 in 2026 to maintain operations and regulatory compliance requirements and support revenue growth, including the completion of our second-generation unit for our PFAS technology. We plan to fund our capital expenditures for 2026 from cash from operations, Liquidity under our Credit Facility and/or financing. The initiation and timing of our capital expenditures are subject to a number of factors which include, among other things, cost/benefit analysis, the pace of our strategic project initiatives and improvement in our operations.

Financing Activities

Our cash used in financing during 2025 consisted mostly of principal payments of approximately $631,000 primarily for our Term and Capital Loans under our Credit Facility, principal payments of $308,000 for our finance leases and payments of $195,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $172,000.

Our cash provided by financing during 2024 consisted mostly of net proceeds of $41,859,000 received from the sales of our Common Stock in May 2024 and December 2024 and proceeds received from option and warrant exercises totaling approximately $292,000, partially offset by principal payments of approximately $832,000 primarily for our Term Loans and Capital Loan under our Credit Facility and $291,000 for our finance leases.

Credit Facility

We entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides us with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of December 31, 2025: (a) up to $12,500,000 revolving credit (“Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,350,000 as of December 31, 2025) and borrowing reductions that our lender may impose from time to time ($750,000 as of December 31, 2025); (b) a term loan (“Term Loan”) of $2,500,000, requiring monthly installments of $41,667, with a balance due under the Term Loan of approximately $1,333,000 as of December 31, 2025; and (c) a capital expenditure loan (“Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest, with a balance due under the Capital Loan of approximately $149,000 as of December 31, 2025.

On March 11, 2025, we entered into an amendment to our Loan Agreement with our lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day we fail to meet a minimum of $5,000,000 in daily Liquidity. If triggered, we will be required to show compliance with an FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once we are able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;
●	revised the Facility Fee (as defined) from 0.375% to 0.500%. Such fee percentage will revert back to 0.375% at such time that we are able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and
●	required payment by the Company of an amendment fee of $12,500, which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

As amended, our Loan Agreement with PNC contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by PNC, could result in a default under our Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in 2025. We expect to meet our covenant requirements under our Loan Agreement for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of December 31, 2025, the total amount of standby letters of credit outstanding was approximately $3,350,000 and the total amount of bonds outstanding was approximately $11,556,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through American International Group, Inc. (“AIG”). As of December 31, 2025, the closure and post-closure requirements for these facilities were approximately $23,951,000.

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

Contracts in our Treatment Segment primarily have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Revenue for Treatment Segment performance obligations are generally satisfied over time using the input method. For the input method, revenue is recognized based on the costs incurred. Transaction price for Treatment Segment contracts is determined by the stated fixed rate per unit price as stipulated in the contract.

Some of our contracts have multiple performance obligations, most commonly when we provide additional services to the customer under a waste treatment contract. For a contract with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Generally, we use the observable selling prices from an observable price list, but when a price list is not available, the standalone selling price is determined by the cost plus margin approach.

Within our Treatment Segment, we periodically enter into arrangements with customers for transportation of wastes to either our facility or to non-company owned disposal sites. Revenue from this arrangement is recognized at a point in time, upon the transfer of control. Control transfers when the waste is picked up by us.

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

Impairment testing of our permits related to our Treatment reporting unit as of October 1, 2025, and 2024 resulted in no impairment charges.

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

Accrued Closure Costs and Asset Retirement Obligations (“ARO”). Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure. Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other improvements that would need to be dismantled and the length of the post-closure period as determined by the applicable regulatory agency, among other things. Included in our cost estimates are our interpretation of current regulatory requirements and any proposed regulatory changes. These cost estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. Our cost estimates are calculated using internal sources as well as input from third-party experts. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. AROs are included within buildings as part of property and equipment and are depreciated over the estimated useful life of the property. In periods subsequent to initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flow. Increases in the ARO liability due to passage of time impact net income as accretion expense and are included in cost of goods sold in our Consolidated Statements of Operations. Changes in the estimated future cash flows costs underlying the obligations (resulting from changes or expansion at the facilities) require adjustment to the ARO liability calculated and are capitalized and charged as depreciation expense, in accordance with our depreciation policy.

Environmental Liabilities. We have three remediation projects in progress (all within discontinued operations). These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. These remediation activities are closely reviewed and monitored by the applicable state regulators and often span multiple years. Remediation liabilities include costs for investigation, assessment, remediation, post-remediation monitoring, and related legal and consulting services. Estimates are developed using internal and third-party environmental studies, engineering cost analyses, remediation plans, and discussions with regulatory authorities. The current and long-term accrual amounts for our remediation projects are our best estimates based on proposed or approved processes for clean-up and are site-specific. Environmental remediation liabilities are estimated using the undiscounted method when the timing and/or pattern of expected cash outflows cannot be reliably determined. Under this approach, we record a liability equal to our best estimate of the total probable and reasonably estimable costs to remediate contaminated sites without reducing such amounts for the time value of money. In developing these estimates, we consider current site conditions, existing technology, present laws and regulations, prior experience in remediation of similar sites, and incorporates an estimated inflation factor to reflect anticipated increases in labor, material, and other project-related costs over the expected remediation period. These environmental remediation estimates are subject to revision as additional information becomes available or as conditions change. The circumstances that could affect the outcome range from new technologies that are being developed to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate our sites. Our environmental remediation liabilities are reviewed and adjusted quarterly to reflect changes in projected expenditures and reductions as a result of actual expenditures incurred during each quarter. While we believe our accruals are reasonable based on information currently available, due to the significant uncertainties inherent in environmental remediation matters, future adjustments to these estimates could materially impact on our results of operations, financial position, and cash flows in the period in which such adjustments are recorded.

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

Recent Accounting Pronouncements

See “Item 8 – Financial Statements and Supplementary Data” – Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” for accounting pronouncement that was adopted in 2025 and accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. Our Treatment and Services Segments have significant relationships with federal government authorities. A significant amount of our revenues from our Treatment and Services Segments are generated indirectly as subcontractors for others who are contractors to federal government authorities, or directly as the prime contractor to federal government authorities. The contracts that we are a party to with others as subcontractors to federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of federal governmental funding in any given year could have a material adverse impact on our operations and financial condition. Our revenue derived from federal government entities, either directly as a prime contractor or indirectly for others as subcontractor to federal government entities, totaled $39,243,000, or 63.6% of total revenue in 2025, compared to $40,550,000, or 68.6% of total revenue in 2024.

Federal Funding. As discussed above, a significant portion of our revenue is generated through contracts entered into indirectly as subcontractors for others who are prime contractors or directly as the prime contractor to federal government authorities. The timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk for us. Uncertainties exist regarding how future federal government budgets and program and policy decisions will unfold, which include, the spending priorities of Congress, passage of federal government fiscal year annual budgets and potential for enactment of continuing resolutions to keep government departments and agencies in operations. The full impact of these uncertainties could negatively impact our financial results by impairing our ability to perform work on existing contracts, delaying or cancelling procurement actions by government entities, and/or cause other disruptions or delays, including payment delays.

Market Trends and Uncertainties. Macroeconomic conditions which include recent government and policy changes implemented in the United States, government budget issues, tariff actions and uncertainties related to trade wars, ambiguity around interest rates, softening labor markets and geopolitical instability, including ongoing conflicts and unrest in the Middle East, have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We continue to monitor potential effects from these conditions that could impact our revenue and profitability which include supply chain challenges, cost volatility in goods that we utilize in our revenue production, and economic pressures on our customers that may result in reduced and/or delayed spending. We continue to monitor, evaluate and implement a range of strategic options which we believe will assist us to manage potential impacts from these factors, including supply chain optimization, pricing strategies, sourcing adjustments and cost reduction measures in order to minimize impacts to our financial results.

New Processing Technology. With significant upgrades to our prototype Perma-FAS system (“System”) for PFAS destruction substantially completed in the latter part of 2025, our System has achieved commercial operational status at our PFF facility. PFAS, commonly known as “forever chemicals,” is the acronym for Perfluoroalkyl and Polyfluoroalkyl Substances, a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children.

Federal and state actions addressing PFAS have accelerated in recent years, including restrictions and bans on the use of Aqueous Film-Foaming Foam (“AFFF”), an effective fire suppressant for petroleum-based fires but which contains high levels of PFAS, as well as requirements governing the collection, handling, and disposal of existing AFFF inventories. These measures have contributed to an increasing volume of PFAS-containing materials requiring treatment or destruction rather than reuse or conventional disposal.

We believe these regulatory developments may support increased demand over time for technologies capable of permanently destroying PFAS compounds, including technologies designed to address concentrated PFAS waste streams generated from AFFF phase-outs, remediation activities, and downstream treatment processes.

Accordingly, we believe that commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies. However, our PFAS technology remains in an early stage of commercialization, and we continue to incur operating, R&D and capital costs associated with scaling, market development, and regulatory acceptance. While we have filed patent applications relating to our System technology for PFAS destruction and are processing commercial quantities of PFAS-containing waste materials with our System, there can be no assurance that demand, pricing, or throughput levels will be sufficient in the near term to offset these costs.

Still, we believe that there are limited treatment options currently available that are intended to permanently destroy these materials, as opposed to managing them through storage or containment, which may be important to waste generators seeking to address potential long-term environmental liability. We believe that our System technology exceeds the performance of other current destruction-based methods; however, adoption and acceptance of any such technology remain subject to regulatory and market factors.

With commercial operation of our System, we anticipate deployment of our second-generation unit in the second half of 2026 at our Environmental Waste Operations Center (“EWOC”) facility in Oak Ridge, Tennessee, which we believe will allow us to triple our production capacity. We continue to market our System technology through various channels. In December 2025, we entered into a joint distribution agreement with a U.S.-based company that manufactures fluorine-free firefighting agents and compressed air foam system which will promote our PFAS destruction technology as a preferred treatment options for customers requiring, compliant, long-term destruction of legacy PFAS stockpiles. In the next several calendar quarters, we expect to further advance our Perma-FAS technology from demonstrated successful bench-scale testing to pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

We continue to monitor evolving federal and state regulatory initiatives addressing PFAS-containing materials, including restrictions on the use of AFFF and requirements governing the disposition of legacy AFFF inventories. These developments may result in the generation of PFAS-impacted waste streams for which destruction-based treatment options are evaluated by customers.

While we believe our existing treatment capabilities may be applicable to certain PFAS-containing materials, the timing and magnitude of any related demand are uncertain and will depend on factors such as regulatory implementation and enforcement, customer selection among available treatment alternatives, contract awards, and our ability to obtain necessary permits, approvals, and operational capacity. As a result, any potential increase in PFAS-related service activity may not be immediate and may not have a material impact on results of operations in any particular period.

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

●	demand for our services;
●	international opportunities in 2026;
●	reductions in the level of government funding in future years;
●	pending priorities of Congress;
●	passage of U.S. fiscal year government budgets or enactment of CRs to keep government departments and agencies in operations;
●	improvement in financial results in 2026;
●	increase in revenue under Italian contract in late 2026;
●	advancement of our Perma-FAS technology;
●	demand, pricing, or throughput levels for PFAS waste volumes are sufficient to offset costs incurred from PFAS initiatives;
●	capability and capacity of PFNWR facility to support the DFLAW program;
●	treatment of several effluent waste streams by our PFNWR facility;
●	operational phase of DFLAW to begin in 2026;
●	increase in Hanford waste receipts in first half of 2026;
●	delays in anticipated treatment waste volumes;
●	operating losses in the near term;
●	reducing operating costs and non-essential expenditures;
●	ability to meet our quarterly financial covenant requirements under our loan agreement;
●	expansion into international markets;
●	cash flow requirements;
●	sufficient cash flow and Liquidity to fund operations for the next twelve months;
●	amount of capital expenditures;
●	manner in which the applicable government authority will be required to spend funding to remediate various sites;
●	success in bidding on international contracts;
●	funding of operating and capital expenditures from existing cash from operations, Liquidity under our Credit Facility, and/or financing;
●	the efficacy of our PFAS technology process compared to other PFAS destruction or treatment methods;
●	adoption and acceptance of our PFAS technology are subject to regulatory and market factors;
●	limited current treatment destruction options for these materials to eliminate generator liabilities;
●	deployment of the second generation PFAS destruction unit in second half of 2026;
●	expectation that the second generation PFAS destruction unit will triple our production capacity;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	positioning for procurements from DOE and other government agencies;
●	initiatives for 2026;
●	adjustment to remediation reserves;
●	remediation of material weakness identified;
●	potential effect of being a PRP; and
●	potential violations of environmental laws and attendant remediation at our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of a health pandemic having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;
●	cost reduction measures;
●	new governmental regulations; and
●	risk factors contained in Item 1A of this report

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perma-Fix Environmental Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 24, 2026

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(Amounts in Thousands, Except for Share and Per Share Amounts)	2025	2024

ASSETS
Current assets:
Cash	$11,768	$28,975
Accounts receivable, net of allowance for credit losses of $309 and $202, respectively	11,228	11,579
Unbilled receivables	8,781	4,990
Inventories	1,563	1,350
Prepaid and other assets	2,971	3,309
Current assets related to discontinued operations	60	20
Total current assets	36,371	50,223

Property and equipment:
Buildings and land	24,672	24,717
Equipment	27,365	23,499
Vehicles	411	411
Leasehold improvements	8	8
Office furniture and equipment	1,076	1,082
Construction-in-progress	3,998	2,949
Total property and equipment	57,530	52,666
Less accumulated depreciation	(32,930)	(31,533)
Net property and equipment	24,600	21,133

Property and equipment related to discontinued operations	146	130

Operating lease right-of-use assets	1,445	1,697

Intangibles and other long term assets:
Permits	10,722	10,531
Other intangible assets - net	362	393
Finite risk sinking fund (restricted cash) (Note 13)	13,216	12,680
Other assets	1,172	461
Total assets	$88,034	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

As of December 31,

(Amounts in Thousands, Except for Share and per Share Amounts)	2025	2024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,007	$6,373
Accrued expenses	5,222	5,111
Disposal/transportation accrual	1,744	2,271
Deferred revenue	7,007	6,711
Accrued closure costs - current	27	50
Current portion of long-term debt	562	550
Current portion of operating lease liabilities	416	345
Current portion of finance lease liabilities	313	285
Current liabilities related to discontinued operations	270	244
Total current liabilities	22,568	21,940

Accrued closure costs	8,698	8,290
Long-term debt, less current portion	1,310	1,765
Long-term operating lease liabilities, less current portion	1,102	1,427
Long-term finance lease liabilities, less current portion	619	491
Long-term liabilities related to discontinued operations	3,598	945
Total long-term liabilities	15,327	12,918

Total liabilities	37,895	34,858

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 18,525,823 and 18,384,879 shares issued, respectively; 18,518,181 and 18,377,237 shares outstanding, respectively	18	18
Additional paid-in capital	161,057	159,590
Accumulated deficit	(110,714)	(96,930)
Accumulated other comprehensive loss	(134)	(200)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	50,139	62,390

Total liabilities and stockholders’ equity	$88,034	$97,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)	2025	2024

Net revenues	$61,674	$59,117
Cost of goods sold	55,701	59,115
Gross profit	5,973	2

Selling, general and administrative expenses	16,416	14,491
Research and development	1,291	1,172
Loss on disposal of property and equipment	1	21
Loss from operations	(11,735)	(15,682)

Other income (expense):
Interest income	1,123	921
Interest expense	(230)	(473)
Interest expense-financing fees	(84)	(66)
Other	261	166
Loss from continuing operations before taxes	(10,665)	(15,134)
Income tax expense	—	4,435
Loss from continuing operations, net of taxes	(10,665)	(19,569)

Loss from discontinued operations (Note 8)	(3,119)	(410)
Net loss	$(13,784)	$(19,979)

Net loss per common share - basic and diluted:
Continuing operations	$(.58)	$(1.30)
Discontinued operations	(.17)	(.03)
Net loss per common share	$(.75)	$(1.33)

Weighted average number of common shares used in computing net loss per share:
Basic	18,464	15,072
Diluted	18,464	15,072

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,

(Amounts in Thousands)	2025	2024

Net loss	$(13,784)	$(19,979)
Other comprehensive income (loss):
Foreign currency translation adjustments	66	(100)
Total other comprehensive income (loss)	66	(100)

Comprehensive loss	$(13,718)	$(20,079)

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31,

(Amounts in Thousands, Except for Share Amounts)

			Additional	Common Stock	Accumulated Other		Total
	Common Stock		Paid-In	Held In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2023	13,654,201	$14	$116,502	$(88)	$(100)	$(76,951)	$39,377
Net loss	—	—	—	—	—	(19,979)	(19,979)
Foreign currency translation	—	—	—	—	(100)	—	(100)
Issuance of Common Stock for services	46,947	—	480	—	—	—	480
Stock-Based Compensation	—	—	656	—	—	—	656
Issuance of Common Stock upon exercise of options	72,449	—	187	—	—	—	187
Issuance of Common Stock upon exercise of warrant	30,000	—	105	—	—	—	105
Sale of Common Stock, net of offering costs (Note 17)	4,581,282	4	40,634	—	—	—	40,638
Issuance of warrants from sale of Common Stock (Note 17)	—	—	1,026	—	—	—	1,026
Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(13,784)	(13,784)
Foreign currency translation	—	—	—	—	66	—	66
Issuance of Common Stock for services	50,162	—	477	—	—	—	477
Stock-Based Compensation	—	—	818	—	—	—	818
Issuance of Common Stock upon exercise of options	90,782	—	172	—	—	—	172
Balance at December 31, 2025	18,525,823	$18	$161,057	$(88)	$(134)	$(110,714)	$50,139

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Amounts in Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(13,784)	$(19,979)
Less: loss on discontinued operations (Note 8)	(3,119)	(410)

Loss from continuing operations	(10,665)	(19,569)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,759	1,763
Amortization of debt issuance costs	84	65
Deferred tax expense	—	4,448
Provision for credit losses on accounts receivable	136	219
Loss on disposal of property and equipment	1	21
Issuance of common stock for services	477	480
Stock-based compensation	818	656
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	216	(2,076)
Unbilled receivables	(3,791)	3,442
Prepaid expenses, inventories and other assets	2,314	3,072
Accounts payable, accrued expenses, unearned revenue and other liabilities	(1,660)	(6,667)
Cash used in continuing operations	(10,311)	(14,146)
Cash used in discontinued operations	(441)	(597)
Cash used in operating activities	(10,752)	(14,743)

Cash flows from investing activities:
Purchases of property and equipment (net of financed amount)	(4,708)	(3,405)
Addition to permits and other intangible assets	(217)	(675)
Proceeds from sale of property and equipment	28	1
Cash used in investing activities of continuing operations	(4,897)	(4,079)
Cash used in discontined operations	(54)	(51)
Cash used in investing activities	(4,951)	(4,130)

Cash flows from financing activities:
Borrowing on revolving credit	77,852	98,655
Repayments of revolving credit borrowings	(77,852)	(98,655)
Proceeds from sale of Common Stock in May and December of 2024, net of offering costs paid	—	41,859
Payment of offering costs from sale of Common Stock completed in December 2024	(195)	—
Principal repayment of finance lease liabilities	(308)	(291)
Principal repayments of long term debt	(631)	(832)
Payment of debt issuance costs	(19)	(73)
Proceeds from issuance of Common Stock upon exercise of options/warrant	172	292
Cash (used in) provided by financing activities of continuing operations	(981)	40,955

Effect of exchange rate changes on cash	13	(1)

(Decrease) increase in cash and finite risk sinking fund (restricted cash)	(16,671)	22,081
Cash and finite risk sinking fund (restricted cash) at beginning of period	41,655	19,574
Cash and finite risk sinking fund (restricted cash) at end of period	$24,984	$41,655

Supplemental disclosure:
Interest paid, net of capitalized amount	$233	$478
Non-cash investing and financing activities:
Equipment purchase subject to finance leases	464	—
Equipment purchase subject to financing	—	406
Advance for equipment purchase subject to financing	125	—

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2025, and 2024

NOTE 1

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in two reportable segments:

TREATMENT SEGMENT, which includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	R&D activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT, which includes:

-	Technical services:

○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	health physics services including health physicists, radiological engineers, nuclear engineers and health physics technicians support to government and private radioactive materials licensees;
○	integrated Occupational Safety and Health services including industrial hygiene (“IH”) assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and Occupational Safety and Health Administration (“OSHA”) citation assistance;
○	global technical services providing consulting, engineering (civil, nuclear, mechanical, chemical, radiological and environmental), project management, waste management, environmental, and decontamination and decommissioning (“D&D”) field, technical, and management personnel and services to commercial and government customers; and
○	waste management services to commercial and governmental customers.

-	Nuclear services:

○	D&D of government and commercial facilities impacted with radioactive material and hazardous constituents including engineering, technology applications, specialty services, logistics, transportation, processing and disposal; and
○	license termination support of radioactive material licensed and federal facilities over the entire cycle of the termination process: project management, planning, characterization, waste stream identification and delineation, remediation/demolition, final status survey, compliance demonstration, reporting, transportation, disposal and emergency response.

-	A company-owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized nuclear, environmental, and occupational safety and health (“NEOSH”) instrumentation.

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

The Company’s discontinued operations (see “Note 8 – Discontinued Operations”) consist of operations of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

Financial Positions and Liquidity

The Company’s cash flow requirements during the twelve-months ended December 31, 2025, were primarily financed by its Liquidity (defined under the Company’s Loan Agreement as borrowing availability under the Revolving Credit of its Credit Facility plus cash in its Money Market Deposit Account (“MMDA”) maintained with its lender (see “Note 9 – Long-Term Debt – Credit Facility” for a discussion of the Company’s Credit Facility)). The Company’s Liquidity also consisted of net proceeds received from the sales of an aggregate 4,581,282 shares of its Common Stock pursuant to certain Securities Purchase and Underwriting Agreements executed in May 2024 and December 2024 (see “Note 17 – Sales of Common Stock” for a discussion of these offerings). The Company’s cash flow requirements for the next twelve months will consist primarily of general working capital needs, scheduled principal payments on its debt obligations, administration and monitoring of its discontinued operations, research and development (“R&D”) on its Per- and polyfluoroalkyl substances (“PFAS”) technology and capital expenditures (which include its PFAS technology). The Company plans to fund these requirements from its operations and Liquidity. The Company is continually reviewing operating costs and reviewing the possibility of further reducing operating costs and non-essential expenditures to bring them in line with revenue levels. As of December 31, 2025, the Company had no outstanding borrowing under its Revolving Credit and Liquidity under its Loan Agreement was approximately $18,126,000, which included approximately $11,529,000 of cash in its MMDA. The Company believes that its cash flows from operations and Liquidity should be sufficient to fund its operations for the next twelve months. If the Company continues to incur losses, this could cause a reduction in its Liquidity.

Reclassification

During the year ended December 31, 2025, the Company revised the presentation of its disaggregation of revenue in “Note 3 – Revenue” for year ended December 31, 2024, to reclassify certain contracts previously reported as fixed price to time and materials. Specifically, approximately $642,000 of revenue was reclassified from fixed price revenues to time and materials revenues. The reclassification had no effect on the consolidated statements of operations, balance sheets, stockholders’ equity and cash flows.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms generally requiring payment within 30 to 60 days from the invoice date based on the customer type (government, broker, or commercial). Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. The carrying amount of accounts receivables is reduced by a credit loss determined in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-13 “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” which requires the Company to consider forward-looking information in estimating the expected loss and is developed using historical collection experience, current and future economic and market conditions that may affect customers’ ability to pay, and a review of the current status of customers’ accounts receivables. The Company does not apply a credit loss allowance to government related receivables due to our past successful experience in their collectability. The Company’s monitoring activities include routine follow-up on past due accounts and consideration of customers’ financial conditions. Once the Company has exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off. The write off process involves approvals from management based on required approval thresholds.

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Allowance for credit losses - beginning of year	$202	$30
Provision charges	136	219
Write-off	(29)	(47)
Allowance for credit losses - end of year	$309	$202

Unbilled Receivables

Unbilled receivables are generated by differences between invoicing timing and our over-time revenue recognition methodology used for revenue recognition purposes. As major processing and contract completion phases are completed and the costs are incurred, the Company recognizes the corresponding percentage of revenue. Within our Treatment Segment, the facilities experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition and agreed upon invoicing terms, which could result in unbilled receivables. The timing differences occur for several reasons which include delays in the final processing of all wastes associated with certain work orders and delays for analytical testing that is required after the facilities have processed waste but prior to our release of waste for disposal. The tasks relating to these delays can take months to complete but are generally completed within twelve months.

Unbilled receivables within our Services Segment can result from work performed under contracts but invoice milestones, based on the executed contract, have not yet been met and/or contract claims and pending change orders, including requests for equitable adjustments (“REA”) for which work has been performed and collection of revenue is reasonably assured.

Inventories

Inventories consist primarily of treatment chemicals and certain supplies. Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method.

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

Certain property and equipment expenditures are financed through leases. Amortization of financed leased assets is computed using the straight-line method over the estimated useful lives of the assets. The following table reflects assets recorded under finance leases as of December 31, 2025 and 2024. These assets are recorded within net property and equipment on the Consolidated Balance Sheets.

	Year Ended December 31,
	2025	2024
Financed leased assets, gross	$2,032	$1,601
Less: accumulated amortization	(1,040)	(798)
Financed leased assets, net	$992	$803

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Depreciation expense totaled approximately $1,702,000 and $1,646,000 in 2025 and 2024, respectively.

Capitalized Interest

The Company’s policy is to capitalize interest costs incurred on debt during the construction of projects for its use. A reconciliation of the Company’s total interest cost to “Interest Expense” as reported on its Consolidated Statements of Operations for 2025 and 2024 is as follows:

(Amounts in Thousands)	2025	2024
Interest cost capitalized	$231	$—
Interest cost charged to income	230	473
Total interest	$461	$473

Leases

The Company accounts for leases in accordance ASU 2016-02, “Leases (Topic 842).” At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on facts and circumstances present in that arrangement. Lease classifications, recognition, and measurement are then determined at the lease commencement date.

The Company’s operating lease right-of-use (“ROU”) assets and operating lease liabilities include primarily leases for office and warehouse spaces used to conduct our business. As of December 31, 2025, the Company’s operating leases have remaining terms of approximately one to four years. The Company includes renewal options in valuing its ROU assets and liabilities when it determines that it is reasonably certain to exercise these renewal options. As most of our operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate when determining the present value of the lease payments. The incremental borrowing rate is determined based on the Company’s secured borrowing rate, lease terms and current economic environment. Some of our operating leases include both lease (rent payments) and non-lease components (maintenance costs such as cleaning and landscaping services). The Company has elected the practical expedient to account for lease component and non-lease component as a single component for all leases under ASU 2016-02. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance leases primarily consist of lab and processing equipment and motor vehicles used by our facilities’ operations. The Company’s finance leases have remaining terms of approximately one to five years. See “Property and Equipment” above for assets recorded under financed leases. Borrowing rates for our finance leases are either explicitly stated in the lease agreements or implicitly determined from available terms in the lease agreements.

The Company adopted the policy to not recognize ROU assets and liabilities for short term leases.

Intangible Assets

Intangible assets consist primarily of the recognized value of the permits required to operate our business. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that the carrying value may be impaired. The Company performs a quantitative test to determine if the fair value of the assets is less than the carrying value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. Judgments and estimates are inherent in these analyses and include assumptions for, among other factors, forecasted revenue, gross margin, growth rate, operating income, timing of expected future cash flows, and the determination of appropriate long-term discount rates. Impairment testing of our indefinite-lived permits related to our Treatment reporting unit as of October 1, 2025, and 2024 resulted in no impairment charges.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review as of October 1. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist.

Research and Development (“R&D”)

Operational innovation and technical know-how are very important to the success of our business. Our goal is to discover, develop, and bring to market innovative ways to process waste that addresses unmet environmental needs and to develop new company service offerings. The Company conducts research internally and also through collaborations with other third parties. R&D costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and new technology and are charged to expense when incurred in accordance with Accounting Standards Codification (“ASC”) Topic 730, “Research and Development.”

Accrued Closure Costs and Asset Retirement Obligations (“ARO”)

Accrued closure costs represent our estimated environmental liability to clean up our facilities, as required by our permits, in the event of closure. ASC 410, “Asset Retirement and Environmental Obligations” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated ARO capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as estimated probabilities, timing of settlements, material and service costs, current technology, laws and regulations, and credit adjusted risk-free rate to be used. This estimate is inflated, using an inflation rate, to the expected time at which the closure will occur, and then discounted back, using a credit adjusted risk free rate, to the present value. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense, which is included in cost of goods sold. Changes in costs resulting from changes or expansion at the facilities require adjustment to the ARO liability and are capitalized and charged as depreciation expense, in accordance with the Company’s depreciation policy. The Company’s AROs are included within buildings as part of property and equipment on the Consolidated Balance Sheets.

Environmental Remediation Liabilities

The Company has three environmental remediation projects in progress (all within discontinued operations). These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. These remediation activities are closely reviewed and monitored by the applicable state regulators and often span multiple years.

Environmental remediation liabilities are accounted for in accordance with ASC 410, “Asset Retirement and Environmental Obligations.” Remediation liabilities include costs for investigation, assessment, remediation, post-remediation monitoring, and related legal and consulting services. Estimates are developed using internal and third-party environmental studies, engineering cost analyses, remediation plans, and discussions with regulatory authorities. Environmental remediation liabilities are estimated using the undiscounted method when the timing and/or pattern of expected cash outflows cannot be reliably determined. Under this approach, the Company records a liability equal to management’s best estimate of the total probable and reasonably estimable costs to remediate contaminated sites without reducing such amounts for the time value of money. In developing these estimates, the Company considers current site conditions, existing technology, present laws and regulations, prior experience in remediation of similar sites, and incorporates an estimated inflation factor to reflect anticipated increases in labor, material, and other project-related costs over the expected remediation period. These environmental remediation estimates are subject to revision as additional information becomes available or as conditions change. The circumstances that could affect the Company’s remediation liabilities include new technologies that are being developed to reduce our overall costs and increase contamination levels that could arise as we complete remediation which could increase our costs. In addition, significant changes in regulations could adversely or favorably affect the Company’s costs to remediate the sites. Because such estimates inherently involve significant assumptions regarding the scope of required remediation activities, future regulatory actions, timing of expenditures, and cost escalation, actual costs may differ materially from the amounts recorded. The Company’s environmental remediation liabilities are reviewed and adjusted quarterly to reflect changes in projected expenditures and reductions as a result of actual expenditures incurred during each quarter.

Environmental remediation costs are generally expensed as incurred. Capitalization of environmental remediation costs are allowed to the extent they are recoverable if the costs: (i) extend the life, increase the capacity or improve the safety or efficiency of the property; (ii) mitigate or prevent environmental contamination from future operations; or (iii) are incurred preparing the property for sale which property is currently classified as held for sale. The Company has not capitalized any remediation costs as of December 31, 2025. See “Note 8 – Discontinued Operations” for a discussion of the Company’s environmental liabilities.

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

Concentration Risk

The Company’s revenue derived from federal government entities, either directly as a prime contractor or indirectly for others as subcontractor to federal government entities, totaled $39,243,000, or 63.6% of total revenue in 2025, compared to $40,550,000, or 68.6% of total revenue in 2024.

Our revenues are project/event based where the completion of one contract with a specific customer may be replaced by another contract with a different customer from year to year.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable and unbilled receivables. The Company maintains cash with high quality financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time. The Company has not experienced any losses due to such cash concentration. Concentration of credit risk with respect to accounts receivable and unbilled receivables are limited due to the Company’s large number of customers and their dispersion throughout the United States as well as with the significant amount of work that we perform for government entities.

The Company had two government related customers whose total unbilled and net outstanding receivable balances represented 19.8% and 19.6% of the Company’s total consolidated unbilled and net accounts receivable as of December 31, 2025. The Company had two government related customers whose total unbilled and net outstanding receivable balances represented 14.3% and 11.5% of the Company’s total consolidated unbilled and net accounts receivable as of December 31, 2024.

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

Treatment Segment Revenues:

Contracts in our Treatment Segment primarily have a single performance obligation as the promise to receive, treat and dispose of waste is not separately identifiable in the contract and, therefore, not distinct. Revenue for Treatment Segment performance obligations are generally satisfied over time using the input method. For the input method, revenue is recognized based on the costs incurred. Transaction price for Treatment Segment contracts is determined by the stated fixed rate per unit price as stipulated in the contract.

Some of our contracts have multiple performance obligations, most commonly when we provide additional services to the customer under a waste treatment contract. For a contract with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Generally, we use the observable selling prices from an observable price list, but when a price list is not available, the standalone selling price is determined by the cost plus margin approach.

The Company periodically enters into arrangements with customers for transportation of wastes to either our facility or to non-company owned disposal sites. Revenue from this arrangement is recognized at a point in time, upon the transfer of control. Control transfers when the waste is picked up by the Company.

Services Segment Revenues:

Revenues for our Services Segment are generated from time and materials, fixed unit rate or fixed price arrangements:

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

The Services Segment’s fixed unit rate contracts provide for payment based on specified rates per unit of output (e.g., per labor days incurred or volume of material processed). Revenue earned from fixed unit rate contracts is recognized over time using the output method, based on the contractual rate per unit multiplied by actual quantities delivered. The Company recognizes revenue in the amount to which it has a right to invoice, which corresponds directly with the value transferred to the customer. Revenues generated from fixed unit rate contracts are included within “time and materials” caption under the disaggregation table in “Note 3 – Revenue” due to the similarity of the revenue recognition methodology.

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

Variable Consideration

The Company’s contracts generally do not give rise to variable consideration. However, from time to time, the Company may submit request for equitable adjustments (“REAs”) under certain of its government contracts for price or other modifications that are determined to be variable consideration. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience with government contracts, anticipated performance and management’s best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are re-assessed each reporting period as required.

Significant Payment Terms

Invoicing is based on schedules established in customer contracts. Payment terms vary by customers but are generally established at 30 to 60 days from invoicing.

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

Comprehensive Loss

The components of comprehensive loss are net loss and the effects of foreign currency translation adjustments.

Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. Loss per share is computed separately for each period presented.

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

Financial instruments include cash (Level 1), accounts receivable, accounts payable, and debt obligations (Level 3). As of December 31, 2025, and 2024, the fair value of the Company’s financial instruments approximated their carrying values. The fair value of the Company’s revolving credit, term loan and capital loan approximate its carrying value due to the variable interest rate.

Recently Issued Accounting Standards –Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The Company adopted ASU 2023-09 in its annual financial statements for the year ended December 31, 2025. The amendments were applied on a retrospective basis to all periods presented in the consolidated financial statements. Accordingly, prior period income tax disclosures have been recast to conform to the new requirements. The adoption of ASU 2023-09 had no material impact to the Company’s consolidated financial statements other than updated disclosures (See “Note 12 – Income Taxes” for disclosure in connection the adoption of ASU 2023-09).

Recently Issued Accounting Standards – Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal year and interim periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 in the first quarter of 2026 to have a material impact on its consolidated financial statements.

NOTE 3

REVENUE

Disaggregation of Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of our services and provides meaningful disaggregation of each business segment’s results of operations. The following tables present further disaggregation of our revenues by different categories for our Services and Treatment Segments:

Revenue by Contract Type
(In thousands)	Twelve Months Ended			Twelve Months Ended
	December 31, 2025			December 31, 2024
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$45,097	$4,491	$49,588	$34,953	$18,750	$53,703
Time and materials	—	12,086	12,086	—	5,414	5,414
Total	$45,097	$16,577	$61,674	$34,953	$24,164	$59,117

Revenue by generator
(In thousands)	Twelve Months Ended			Twelve Months Ended
	December 31, 2025			December 31, 2024
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$29,093	$14,247	$43,340	$24,487	$22,389	$46,876
Domestic commercial	10,272	1,622	11,894	8,566	1,223	9,789
Foreign government	4,686	489	5,175	509	463	972
Foreign commercial	1,046	219	1,265	1,391	89	1,480
Total	$45,097	$16,577	$61,674	$34,953	$24,164	$59,117

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	December 31, 2025	December 31, 2024	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$8,781	$4,990	$3,791	76.0%

Contract liabilities
Deferred revenue	$7,007	$6,711	$296	4.4%

The increase in unbilled receivables from 2024 to 2025 was primarily due to timing difference between completion of revenue recognition and agreed upon invoicing terms at one of our Treatment facilities.

			Year-to-date	Year-to-date
(In thousands)	December 31, 2024	December 31, 2023	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$4,990	$8,432	$(3,442)	(40.8)%

Contract liabilities
Deferred revenue	$6,711	$6,815	$(104)	(1.5)%

The reduction in unbilled receivables from 2023 to 2024 was primarily due to invoicing in 2024 of two large Services Segment projects that were primarily completed by the end of 2023.

During the twelve months ended December 31, 2025, and 2024, the Company recognized revenue of $5,365,000 and $5,887,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period relates to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	December 31, 2025	December 31, 2024	Change ($)	Change (%)

Accounts Receivable (net)	$11,228	$11,579	$(351)	(3.0)%

			Year-to-date	Year-to-date
	December 31, 2024	December 31, 2023	Change ($)	Change (%)

Accounts Receivable (net)	$11,579	$9,722	$1,857	19.1%

NOTE 4

LEASES

The components of lease cost for the Company’s leases were as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024

Operating Leases:
Lease cost	$483	$541

Finance Leases:
Amortization of ROU assets	271	261
Interest on lease liability	97	81
	368	342

Short-term lease rent expense	9	6

Total lease cost	$860	$889

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of December 31, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	3.7	3.1

Weighted average discount rate	7.8%	9.6%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of December 31, 2024, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.7	3.8

Weighted average discount rate	7.7%	9.2%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of December 31, 2025, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases	Finance Leases
2026	$530	$389
2027	467	372
2028	355	198
2029	349	118
2030	77	4
Total undiscounted lease payments	1,778	1,081
Less: Imputed interest	(260)	(149)
Present value of lease payments	$1,518	$932

Current portion of operating lease obligations		$416	$	N/A
Long-term operating lease obligations, less current portion		$1,102	$	N/A
Current portion of finance lease obligations	$	N/A		$313
Long-term finance lease obligations, less current portion	$	N/A		$619

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$486	$526
Operating cash flow from finance leases	$97	$81
Financing cash flow from finance leases	$308	$291

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$464	$—
Operating liabilities	$90	$497

Reduction to ROU assets resulting from purchase of underlying asset:
Operating liabilities	$—	$404

The reduction in ROU assets in 2024 as noted above resulted from the purchase by the Company in July 2024 of the property where its EWOC facility conducts its waste treatment operations. The Company previously leased this property which was included within its operating leases (see “Note 9 – Long Term Debt” for a discussion of the purchase of this property by the Company).

NOTE 5

PERMIT AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying value of permits which exist in our Treatment Segment.

Permit (amount in thousands)	Treatment
Balance as of December 31, 2023	$9,905
Additions	626
Balance as of December 31, 2024	$10,531
Additions	191
Balance as of December 31, 2025	$10,722

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		December 31, 2025			December 31, 2024
	Weighted Average
	Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patents	5.9	$760	$(456)	$304	$753	$(435)	$318
Software	3	676	(618)	58	666	(591)	75
Total		$1,436	$(1,074)	$362	$1,419	$(1,026)	$393

The intangible assets noted above were amortized on a straight-line basis over their useful lives.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2026	$69
2027	32
2028	21
2029	18
2030	15

Amortization expense recorded for definite-lived intangible assets was approximately $57,000 and $117,000, for the years ended December 31, 2025, and 2024, respectively.

NOTE 6

CAPITAL STOCK, STOCK PLANS, WARRANTS AND STOCK BASED COMPENSATION

Stock Option Plans

2003 Outside Directors Stock Plan (“2003 Plan”)

The Company’s 2003 Plan, as amended, provides for the grant of non-qualified stock options (“NQSOs”) to members of the Company’s Board of Directors (the “Board”) who are not employees of the Company or its subsidiaries (“Eligible Director”). The 2003 Plan also provides for the grant of an NQSO to purchase up to 10,000 shares of the Company’s Common Stock for each Eligible Director upon each re-election to the Board, and the grant of an NQSO to purchase up to 20,000 shares of the Company’s Common Stock upon initial election. NQSOs granted prior to July 20, 2021 have a vesting period of six months from the date of grant and a term of 10 years, with an exercise price equal to the closing trade price on the date prior to grant date. NQSOs granted on and after July 20, 2021 vest 25% per year, beginning on the first anniversary date of the grant and also have a term of 10 years, with an exercise price equal to the closing trade price on the date prior to grant date. Additionally, the 2003 Plan provides for the issuance to each Eligible Director a number of shares of the Company’s Common Stock in lieu of 65% or 100% (based on option elected by each director) of the fee payable to the Eligible Director for services rendered as a member of the Board. The number of shares issued to each Eligible Director is determined based on 75% of the market value as defined in the plan (the Company recognizes 100% of the market value of the shares issued). As of December 31, 2025, the 2003 Plan had available for issuance 83,971 shares.

2017 Stock Option Plan (“2017 Plan”)

The Company’s 2017 Plan, as amended, authorizes the grant of incentive stock options (“ISOs”) and non- NQSOs to officers and employees of the Company, including any employee who is also a member of the Board, as well as to consultants of the Company. The 2017 Plan’s authorized shares included an increase of 600,000 shares (the “Share Increase Proposal”) pursuant to the Second Amendment to the 2017 Plan, which had been submitted to, and approved by, the Company’s stockholders at the Company’s 2023 Annual meeting of Stockholders held on July 20, 2023. On November 13, 2025, the Company’s Board voted to rescind the Share Increase Proposal, in order to render moot a challenge to the Second Amendment to the 2017 Plan brought by a stockholder of the Company on November 25, 2024, pursuant to a putative class action against the Company and the individual members of the Board (see “Note 13 – Commitment and Contingencies – Legal Matter - Michael O’Neill” for further discussion of the legal matter in connection with the Second Amendment to the 2017 Plan.) Additionally, on November 13, 2025, the Board approved a new amendment to the 2017 Plan to increase the number of shares authorized under the 2017 Plan by 600,000 shares (the “New Amendment”). The New Amendment, which essentially replaces the rescinded Share Increase Proposal, is subject to approval by the Company’s stockholders either at a special meeting of the Company’s stockholders or at the Company’s 2026 Annual Meeting of Stockholders, provided any such approval must be obtained within 12 months of the Board’s approval of the New Amendment. No options have been granted under the rescinded Share Increase Proposal.

Under the 2017 Plan, consultants of the Company can only be granted NQSOs. The term of each stock option granted under the 2017 Plan shall be fixed by the Compensation and Stock Option Committee (the “Compensation Committee”), but no stock options will be exercisable more than ten years after the grant date, or in the case of an ISO granted to a 10% stockholder, five years after the grant date. The exercise price of any ISO granted under the 2017 Plan to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant, and the exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant. The exercise price of any NQSOs granted under the plan shall not be less than the fair market value of the shares at the time of grant. As of December 31, 2025, the 2017 Plan had available for issuance 51,000 shares, which excludes the shares under the New Amendment, which is subject to approval by the Company’s stockholders as discussed above.

Stock Options to Employees and Outside Directors

In connection with the appointment of Mr. Troy Eshleman to the position of Chief Operating Officer (“COO”) by the Company’s Board on January 23, 2025, the Company granted to Mr. Eshleman an ISO for the purchase, under the Company’s 2017 Plan, of up to 50,000 shares of the Company’s Common Stock. The ISO has a six-year term and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $10.70 per share, which equals the closing price of the Company’s Common Stock as quoted on NASDAQ on the grant date.

On July 24, 2025, the Company issued an NQSO to each of the Company’s seven reelected outside (non-management) directors for the purchase, under the Company’s 2003 Plan, of up to 10,000 shares of the Company’s Common Stock. Dr. Louis Centofanti and Mark Duff, each an executive officer of the Company as well as a director, were not eligible to receive an option under the 2003 Plan. Each NQSO granted has a term of ten years and vests at 25% per year over a four-year period, commencing on the first anniversary of the grant date. The exercise price of each NQSO is $12.23 per share, which was equal to the fair market value of the Company’s Common Stock on the day preceding the grant date, in accordance with the 2003 Plan.

On July 18, 2024, the Company issued a NQSO to each of the Company’s seven reelected outside (non-management) directors for the purchase, under the Company’s 2003 Plan, of up to 10,000 shares of the Company’s Common Stock. Dr. Louis Centofanti and Mark Duff, each an executive officer of the Company as well as a director, were not eligible to receive an option under the 2003 Plan. Each NQSO granted has a contractual term of ten years and vests at 25% per year over a four-year period, commencing on the first anniversary of the grant date. The exercise price of each NQSO is $10.20 per share, which was equal to the fair market value of the Company’s Common Stock on the day preceding the grant date, in accordance with the 2003 Plan.

On July 18, 2024, the Company granted ISOs to certain employees under the 2017 Plan, for the purchase of up to an aggregate of 35,500 shares of the Company’s Common Stock. Each ISO granted has a contractual term of six years and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $10.05 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

On January 18, 2024, the Company granted ISOs to certain employees under the 2017 Plan, for the purchase of up to an aggregate of 45,000 shares of the Company’s Common Stock. Each ISO granted has a contractual term of six years and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date. The exercise price of the ISO is $7.75 per share, which was equal to the fair market value of the Company’s Common Stock on the date of grant.

During 2025, the Company issued an aggregate 47,882 shares of its Common Stock from cashless exercises of options for the purchase of 79,000 shares of the Company’s Common Stock ranging from $3.15 to $7.75 per share. Additionally, the Company issued an aggregate 42,900 shares of its Common Stock from cash exercises of options for the purchase of 42,900 shares of the Company’s Common Stock, at exercise prices ranging from $3.15 to $7.01 per share, resulting in proceeds of approximately $172,000. Income tax benefit associated with stock options exercised with cash during 2025 was approximately $19,000.

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

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the options granted during 2025 and 2024, and the related assumptions used in the Black-Scholes option model used to value the options granted were as follows:

	Employee Stock Options Granted
	2025	2024
Weighted-average fair value per share	$5.98	4.90
Risk -free interest rate (1)	4.45%	4.04%-4.11%
Expected volatility of stock (2)	58.64%	59.07%-59.10%
Dividend yield (3)	None	None
Expected option life (years) (4)	5.3	5.2 - 5.5

	Outside Director Stock Options Granted
	2025	2024
Weighted-average fair value per share	$8.61	$6.87
Risk -free interest rate (1)	4.43%	4.20%
Expected volatility of stock (2)	57.52%	56.00%
Dividend yield (3)	None	None
Expected option life (years) (4)	9.6	9.5

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from the Company’s traded Common Stock over the expected term of the option.

(3)	The Company has never paid any dividends on its Common Stock. Our Loan Agreement prohibits the Company from paying any cash dividends without prior approval from our lender.

(4)	The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized (within SG&A expenses) for fiscal years 2025 and 2024.

	Year Ended
	2025	2024
Employee Stock Options	$419,000	$358,000
Director Stock Options	399,000	298,000
Total	$818,000	$656,000

Income tax benefits associated with stock-based compensation expense were approximately $96,000 and $71,000, respectively, for the years ended December 31, 2025, and 2024.

As December 31, 2025, the Company had approximately $1,910,000 of total unrecognized compensation costs related to unvested options for employees and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.8 years.

Summary of Stock Option Plans

The summary of the Company’s total plans as of December 31, 2025, and 2024, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	120,000	$11.59
Exercised	(121,900)	$4.24		$885,880
Forfeited	(17,000)	$8.72
Options outstanding end of period (1)	982,000	$7.04	4.6	$5,444,728
Options exercisable at December 31, 2025(2)	474,000	$6.69	4.2	$2,963,467

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (5)
Options outstanding January 1, 2024	994,500	$5.57
Granted	150,500	$9.43
Exercised	(97,700)	$5.16		$662,524
Forfeited	(46,400)	$5.93
Options outstanding end of period (3)	1,000,900	$6.18	4.7	$4,894,634
Options exercisable at December 31, 2024(4)	401,000	$5.62	3.9	$2,183,072

(1)	Options with exercise prices ranging from $3.31 to $12.23.
(2)	Options with exercise prices ranging from $3.31 to $10.20.
(3)	Options with exercise prices ranging from $3.15 to $10.20.
(4)	Options with exercise prices ranging from $3.15 to $9.81.
(5)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

The summary of the Company’s nonvested options as of December 31, 2025, and changes during the period then ended are presented as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested options January 1, 2025	599,900	$3.79
Granted	120,000	$7.51
Vested	(194,900)	$3.77
Forfeited	(17,000)	$4.45
Non-vested options at December 31, 2025	508,000	$4.66

The total fair value of stock options vested during the year ended December 2025, and 2024 was approximately $734,000 and $573,000, respectively.

Warrant

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to purchase an aggregate 188,038 shares of its Common Stock at exercise prices of $11.50 and $12.19 per share (see “Note 17 – Sales of Common Stock” for a discussion of these warrants). These warrants remained outstanding as of December 31, 2025.

The Company received proceeds of approximately $105,000 from the exercise of a warrant in the first quarter of 2024 for the purchase of up to 30,000 shares of the Company’s Common Stock at an exercise price of $3.51 per share. The warrant was issued in connection with a loan that the Company received from Mr. Robert Ferguson on April 1, 2019.

Common Stock Issued for Services

The Company issued a total of 50,162 and 46,947 shares of its Common Stock in 2025 and 2024, respectively, under the Company’s 2003 Plan to its outside directors as compensation for serving on its Board. As a member of the Board, each director elects to receive either 65% or 100% of the director’s fee in shares of the Company’s Common Stock. The number of shares received is calculated based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. The Company recorded approximately $479,000 and $480,000 in years ended 2025 and 2024, respectively, in compensation expense (included in SG&A expenses) for the portion of director fees earned in the Company’s Common Stock.

Shares Reserved

As of December 31, 2025, the Company has reserved approximately 982,000 shares of its Common Stock for future issuance under all of the option arrangements.

NOTE 7

LOSS PER SHARE

The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share:

	Years Ended
(Amounts in Thousands, Except for Per Share Amounts)	December 31,
	2025	2024
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(10,665)	$(19,569)
Basic loss per share	$(.58)	$(1.30)
Diluted loss per share	$(.58)	$(1.30)

Loss per common share from discontinued operations,
Loss from discontinued operations, net of taxes	$(3,119)	$(410)
Basic loss per share	$(.17)	$(.03)
Diluted loss per share	$(.17)	$(.03)

Net loss per common share
Net loss	$(13,784)	$(19,979)
Basic loss per share	$(.75)	$(1.33)
Diluted loss per share	$(.75)	$(1.33)

Weighted average shares outstanding:
Basic weighted average shares outstanding	18,464	15,072
Add: dilutive effect of stock options	—	—
Add: dilutive effect of warrants	—	—
Diluted weighted average shares outstanding	18,464	15,072

For year ended December 31, 2025, 1,127,901 weighted average shares of common stock underlying options and warrants were excluded from the computation of diluted earnings per share (“EPS”) because the effect would be anti-dilutive.

For year ended December 31, 2024, 983,267 weighted average shares of common stock underlying options and warrants were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

NOTE 8

DISCONTINUED OPERATIONS

The Company’s discontinued operations consist of all our subsidiaries included in its former Industrial Segment which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

The Company incurred net losses from discontinued operations of $3,119,000 (net of tax expense of $0) and $410,000 (net of tax benefit of $149,000) for the years ended December 31, 2025 and 2024, respectively. The net loss for 2025 included an increase to the environmental remediation reserve of approximately $2,721,000 at our Perma-Fix South Georgia, Inc. (“PFSG”) subsidiary discussed below. The remaining net loss for 2025 and net loss for 2024 were primarily due to costs incurred in connection with management of administrative and regulatory matters related to our remediation projects.

The following table presents the major class of assets of discontinued operations as of December 31, 2025, and December 31, 2024. No assets and liabilities were held for sale at each of the periods noted.

	December 31,	December 31,
(Amounts in Thousands)	2025	2024
Current assets
Other assets	$60	$20
Total current assets	60	20
Long-term assets
Property, plant and equipment, net (1)	146	130
Total long-term assets	146	130
Total assets	$206	$150
Current liabilities
Accounts payable	$67	$90
Accrued expenses and other liabilities	127	153
Environmental liabilities	76	1
Total current liabilities	270	244
Long-term liabilities
Closure liabilities	189	179
Environmental liabilities	3,409	766
Total long-term liabilities	3,598	945
Total liabilities	$3,868	$1,189

(1)	net of accumulated depreciation of $10,000 for each period presented.

Environmental Remediation Liabilities

The Company has three remediation projects, which are currently in progress relating to our Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Memphis (“PFM”) and PFSG subsidiaries, all within our discontinued operations. The Company divested PFD in 2008; however, the environmental liability of PFD was retained by the Company upon the divestiture of PFD. These remediation projects principally entail the removal/remediation of contaminated soil and, in most cases, the remediation of surrounding ground water. The remediation activities are closely reviewed and monitored by the applicable state regulators.

As of December 31, 2025, the Company had total environmental remediation liabilities of $3,485,000, an increase of $2,718,000 from the December 31, 2024, balance of $767,000. The net increase of approximately $2,718,000 reflects an increase of approximately $2,721,000 made to the reserve at our PFSG subsidiary following a reassessment of remediation cost estimates after clarification of the remediation plan from the state regulator, offset by payments of approximately $3,000 for our PFSG remediation project. As of December 31, 2025, approximately $76,000 of the total environmental remediation liabilities were recorded as current.

The current and long-term environmental liabilities as of December 31, 2025 and 2024, are summarized as follows (in thousands).

	December 31, 2025			December 31, 2024
	Current	Long-term		Current	Long-term
Location	Accrual	Accrual	Total	Accrual	Accrual	Total
PFD	—	$60	$60	—	$60	$60
PFM	—	15	15	—	15	15
PFSG	76	3,334	3,410	1	691	692
Total liability	$76	$3,409	$3,485	$1	$766	$767

NOTE 9

LONG - TERM DEBT

Long-term debt consists of the following as of December 31, 2025, and December 31, 2024:

(Amounts in Thousands)	December 31, 2025		December 31, 2024

Revolving Credit facility dated May 8, 2020, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, balance due on May 15, 2027. Effective interest rates for 2025 and 2024 were 9.5% and 10.5%, respectively (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for 2025 and 2024 were 8.3% and 9.3%, respectively (1)	1,333		1,834
Capital Loan dated May 4, 2021, payable in equal monthly installments of principal, balance due on May 15, 2027. Effective interest rates for 2025 and 2024 were were 7.8% and 8.7%, respectively (1)	149		253
Debt Issuance Costs	(114)	(2)	(178)	(2)
Notes Payable up to 2044, with annual interest rates ranging from 8.1% to 10.7% (3)	504		406
Total debt	1,872		2,315
Less current portion of long-term debt	562		550
Long-term debt	$1,310		$1,765

(1)	Our revolving credit facility is collateralized by our accounts receivable, and our Term Loan and Capital Loan are collateralized by our property and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility, which consists of the Revolving Credit, Term Loan and Capital Loan, as applicable.

(3)	Includes a promissory note entered into on July 24, 2024, in connection with the purchase of the Company’s EWOC property. See a discussion of this note below which includes a variable interest rate provision.

Credit Facility

The Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, which has since been amended, with PNC National Association (“PNC” and “lender”), acting as agent and lender (the “Loan Agreement”). The Loan Agreement provides the Company with a credit facility with a maturity date of May 15, 2027 (the “Credit Facility”) which consists of the following as of December 31, 2025: (a) up to $12,500,000 revolving credit (the “Revolving Credit”), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit ($3,350,000 as of December 31, 2025) and borrowing reductions that the Company’s lender may impose from time to time ($750,000 as of December 31, 2025); (b) a term loan (the “Term Loan”) of $2,500,000, requiring monthly installments of $41,667; and (c) a capital expenditure loan (the “Capital Loan”) of approximately $524,000, requiring monthly installments of principal of approximately $8,700 plus interest.

Pursuant to the Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (6.75% as of December 31, 2025) plus 2% or Secured Overnight Finance Rate (“SOFR”) (as defined in the Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

No early termination fee applies if the Company pays off its obligations under the Loan Agreement after July 31, 2025.

On March 11, 2025, the Company entered into an amendment to its Loan Agreement with its lender which provided the following, among other things:

●	removed the quarterly fixed charge coverage ratio (“FCCR”) covenant testing requirement utilizing a twelve-month trailing basis; however, such FCCR testing requirement will be triggered on the day the Company fails to meet a minimum of $5,000,000 in daily Liquidity (defined under the Loan Agreement as borrowing availability under the Revolving Credit plus cash in the money market deposit account (“MMDA”) maintained with the Company’s lender). If triggered, the Company will be required to show compliance with an FCCR ratio of not less than 1.15 to 1.00 utilizing a trailing twelve-month period ended starting with the most recently reported fiscal quarter and each fiscal quarter thereafter. The FCCR testing requirement can be removed again once the Company is able to achieve a minimum of $5,000,000 in daily Liquidity for a thirty-consecutive-day period from the trigger date;
●	revised the Facility Fee (as defined) from 0.375% to 0.500%. Such fee percentage will revert back to 0.375% at such time that the Company is able to achieve a minimum 1.15 to 1.00 ratio in FCCR on a twelve-month trailing basis; and
●	required payment by the Company of an amendment fee of $12,500, which is being amortized over the remaining term of the Loan Agreement as interest expense-financing fees.

As amended, the Company’s Loan Agreement with PNC, contains certain financial covenants, along with customary representations and warranties. A breach of any of these financial covenants, unless waived by PNC, could result in a default under our Loan Agreement, allowing our lender to immediately require the repayment of all outstanding debt under our Loan Agreement and terminate all commitments to extend further credit. The Company’s Loan Agreement, as amended, prohibits us from paying cash dividends on our Common Stock without prior approval from our lender. The Company met all of its financial covenant requirements in 2025.

As of December 31, 2025, the Company had no outstanding borrowing under its Revolving Credit and its Liquidity under the Loan Agreement was approximately $18,126,000.

EWOC Promissory Note

On July 24, 2024, the Company purchased the property which its EWOC facility operates on pursuant to a Purchase and Sales Agreement dated April 30, 2024, for a purchase price of $425,000. The Company paid $63,750 in cash and entered into a promissory note dated July 24, 2024, in an amount of $361,250 with a bank (the “lender”) for the remaining balance of the purchase price, with a maturity date in twenty years or July 24, 2044 (the “Note”). For the first five years starting August 24, 2024, monthly payments under the Note will consist of approximately $3,100 which include an annual fixed interest rate of 8.10%. Monthly payments under the Note will then be adjusted at the end of years five, ten and fifteen, with interest calculated based on the weekly average five-year US Treasury Securities Rate plus 3.0%. Under no circumstances will the variable interest rates on the Note be less than 4.0% per annum or more than (except in the case of default) the lesser of 20.5% per annum or the maximum rate allowed by applicable law. The Company agreed to pay the lender 3.0% of the total outstanding principal balance under the Note had the Company paid off its obligations during the first year of the Note. The prepayment penalty rate will be reduced by 1.0% at each subsequent annual anniversary of the Note. No prepayment penalty will apply in the event the Company pays off the Note on the fourth anniversary of the Note or thereafter.

Maturities of Long-Term Debt

The following table details the amount of the maturities of long-term debt maturing in future years as of December 31, 2025 (excludes unamortized debt issuance costs of $114,000).

Year ending December 31:
(In thousands)
	2026	$648
	2027	924
	2028	51
	2029	49
	2030	14
2031 and beyond		300
	Total	$1,986

NOTE 10

ACCRUED EXPENSES

Accrued expenses include the following (in thousands) at December 31:

	2025	2024
Salaries and employee benefits	$3,069	$2,985
Accrued sales, property and other tax	376	270
Interest payable	14	18
Insurance payable	1,249	1,424
Other	514	414
Total accrued expenses	$5,222	$5,111

NOTE 11

ACCRUED CLOSURE COSTS AND ARO

Accrued closure costs represent our estimated environmental liability to clean up our Treatment Segment facilities as required by our permits, in the event of closure. Changes to reported closure liabilities (current and long-term) for the years ended December 31, 2025, and 2024, were as follows:

Amounts in thousands
Balance as of December 31, 2023	$8,130
Accretion expense	433
Spending	(223)
Balance as of December 31, 2024	$8,340
Accretion expense	457
Spending	(99)
Addition	27
Balance as of December 31, 2025	$8,725

As of December 31, 2025, and 2024, the current portion of the closure liabilities totaled approximately $27,000 and $50,000, respectively, which reflect closure liabilities for our EWOC facility. The spending made in each of the years 2025 and 2024 was primarily at our EWOC facility. The additional closure costs accrual added in 2025 was for our EWOC facility.

The reported closure asset or ARO, is reported as a component of “Net Property and equipment” in the Consolidated Balance Sheets as of December 31, 2025, and 2024 with the following activity for the years ended December 31, 2025, and 2024:

Amounts in thousands
Balance as of December 31, 2023	$3,223
Amortization of closure and post-closure asset	(202)
Balance as of December 31, 2024	$3,021
Amortization of closure and post-closure asset	(202)
Addition to closure and post-closure asset	27
Balance as of December 31, 2025	$2,846

The addition to ARO in 2025 reflects addition to closure obligation as discussed above.

NOTE 12

INCOME TAXES

The components of loss before income tax expense by jurisdiction for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2025	2024
United States	$(10,586)	$(15,119)
Canada	(72)	(75)
United Kingdom	(7)	60
Total loss before tax expense	$(10,665)	$(15,134)

The amount of income taxes paid (net of refunds) for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2025	2024
Federal	$—	$50
State	—	3
Foreign	—	—
Total income tax expense	$—	$53

The components of current and deferred federal, state and foreign income tax (benefit) expense for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2025	2024
Federal income benefit - current	$—	$(13)
Federal income tax expense - deferred	—	3,897
State income tax expense - current	—	—
State income tax expense - deferred	—	551
Foreign income tax expense - current	—	—
Foreign income tax expense (benefit) - deferred	—	—
Total income tax expense	$—	$4,435

The Company’s U.S. federal statutory rate is 21%. The following table reconciles the Company’s U.S federal statutory rate of 21% to its effective tax rate from continuing operations for the years ended December 31, as follows (in thousands except for percentages):

	Year Ended			Year Ended
	December 31, 2025			December 31, 2024
	(In thousands) Amount		Percentage of Pretax Income	(In thousands) Amount		Percentage of Pretax Income
U.S. federal statutory tax rate	$(2,240)		21.0%	$(3,178)		21.0%
State income taxes, net of federal effect	—	(1)	0.0%	551	(2)	-3.7%
Foreign tax effects	16		-0.1%	3		0.0%
Tax credits: research and development tax credit	(618)		5.8%	(148)		1.0%
Increase in valuation allowance	2,577		-24.2%	7,026		-46.4%
Nontaxable or nondeductible items	131		-1.2%	188		-1.2%
Changes in unrecognized tax benefits	124		-1.2%	30		-0.2%
Other Adjustments	10		-0.1%	(37)		0.2%
Effective tax rate	$—		0.0%	$4,435		-29.3%

(1)	The Company has not recorded any state tax expense or benefit for 2025. Based on the Company’s state filing profile, California and Tennessee would contribute the majority (greater than 50%) of the tax effect in this category in 2025.
(2)	State taxes in Tennessee and New Jersey made up the majority (greater than 50%) of the tax effect in this category for 2024.

The Company records a valuation allowance against its net deferred tax asset to the extent it determines it is more likely than not that such asset will not be realized in the future. The Company regularly evaluates the probability that its deferred tax assets will be realized and determines whether valuation allowances or adjustments thereto are needed. This determination involves judgement and the use of estimates and assumptions, including expectations of future taxable income and tax planning strategies. The Company applies judgment to consider the relative impact of negative and positive evidence, and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In 2024, based on the Company’s evaluation of all available positive and negative evidence, and with greater weight placed on the objectively verifiable evidence which primarily included the Company’s three-year cumulative losses, the Company determined that it is more likely than not that the Company’s net U.S. deferred tax asset will not be realized. As a result, the Company provided a full valuation allowance against its U.S. federal and state deferred tax assets and recorded an income tax expense in the amount of approximately $8,194,000. The Company continues to maintain a valuation allowance against foreign tax attributes that may not be realized.

The table below reflects components of the Company’s deferred tax asset balances for the years ended December 31, as follows: (in thousands):

Deferred tax assets:	2025	2024
Net operating losses	$16,842	$13,502
Environmental and closure reserves	3,060	2,306
Lease liability	365	422
Capital loss carryforward	757	753
Accrued expenses	1,256	1,189
R&D cost capitalization	1,136	1,115
Tax credits	812	318
Deferred tax liabilities:
Depreciation and amortization	(3,670)	(2,985)
Indefinite lived intangible assets	(1,980)	(1,906)
Right-of-use lease asset	(348)	(404)
Prepaid expenses	(34)	(27)
	18,196	14,283
Valuation allowance	(18,196)	(14,283)
Net deferred income tax asset	$—	$—

The Company has estimated net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $46,470,000 and $94,925,000, respectively, as of December 31, 2025. Additionally, the Company has estimated NOLs for foreign income tax purposes of approximately $7,994,000 as of December 31, 2025. All of our NOLs can be carried forward and applied against future taxable income, if any, and expire in various amounts starting in 2026 with the exception of our federal NOLs which do not expire.

The Company accounts for uncertainties in income tax pursuant to ASC 740. A reconciliation of the beginning and ending amount of our unrecognized tax expense is summarized as follows (in thousands):

	2025	2024
Balances at beginning of year	$111	$81
Addition related to R&D tax credit	124	30
Balances at end of the year	$235	$111

The Company does not include interest and penalties related to income taxes, including uncertain tax positions, within the provision for income taxes due to immateriality.

The tax years 2022 through 2024 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

The Company had $0 federal income tax payable for each of the years ended December 31, 2025, and 2025.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”) tax legislation. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and experimentation expenditures and software development costs (collectively, “R&E expenditures”), the permanent extension of 100% “bonus” depreciation for certain property, and the permanent restoration of the tax-basis EBITDA (earnings before interest, taxes and depreciation)-based limitation on the deductibility of business interest expense. The Company has reflected the estimated impact of the OBBBA on current and deferred income taxes in its Consolidated Balance Sheets.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 amended Section 174 to eliminate current-year deductibility of R&E expenditures and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). For tax years 2022 to 2024, the Company has capitalized a total of $8,631,000 of R&E expenditures. The OBBBA enacted changes to no longer require capitalization of domestic R&E expenditures for tax years beginning after December 31, 2024. As such, the Company has no capitalized costs in 2025 and has elected to continue amortizing 2022 to 2024 capitalized expenditures over five years.

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

Michael O’Neill

On November 25, 2024, purported shareholder Michael O’Neill filed a complaint in the Court of Chancery of the State of Delaware against the Company and all current directors of the Company (the “Defendants”), asserting individual and class action claims for alleged breach of contract and breach of fiduciary duty. The case is styled Michael O’Neill v. Perma-Fix Environmental Services, Inc., et al., C.A. No. 2024-1211-PAF.

The complaint purports to be brought by the named plaintiff individually and on behalf of all “similarly situated Perma-Fix stockholders.” The complaint alleged that a proposal submitted to the Company’s stockholders at the Annual Meeting of Stockholders on July 20, 2023, with respect to the Second Amendment to the Company’s 2017 Stock Plan, to increase the number of shares available to be issued thereunder by 600,000 shares (the “Share Increase Proposal”), failed to pass, despite the Company reporting on its Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023, that the Share Increase Proposal had in fact passed. Although the Company calculated the vote in accordance with the vote requirement disclosed in the Company’s proxy statement relating to, among other matters, the Share Increase Proposal, the putative class action asserted that a vote requirement set forth in Article II, Section 6 of the Bylaws compelled a different result, specifically, that broker non-votes should have been counted as votes against the proposal, despite the fact that (i) the Company had consistently excluded broker non-votes as being considered voting present with respect to a proposal on which the broker is not permitted to vote if not given instruction by the beneficial owner of the shares held of record by the broker, (ii) the vote requirement set forth in Article II, Section 6 of the Bylaws was explicitly stated as being subject to law, the Certificate of Incorporation or the Bylaws, and (iii) the more specific voting requirement set forth in Article II, Section 12 of the Bylaws clearly expressed that the voting requirement for all matters other than the election of Directors was “a majority of the votes that could be cast at the meeting upon a given question.” Since broker non-votes represent shares that could not be cast on the Share Increase Proposal, the Company believes that it appropriately excluded such shares from the calculation of the vote on the Share Increase Proposal.

However, after the Delaware Court of Chancery’s denial of the Company’s motion to dismiss, finding that the Bylaws could be read in more than one way, the Board acted to eliminate any uncertainty as to the intent of the Bylaws regarding the counting of broker non-votes and as to the effectiveness of the approval of the Share Increase Proposal. On November 13, 2025, the Board approved to rescind the Share Increase Proposal approved on July 20, 2023, and to amend the Bylaws. Additionally, the Board’s Compensation Committee recommended, and the Board approved, a new amendment to the Company’s 2017 Plan to increase the number of shares authorized under the 2017 Stock Plan by 600,000 shares (the “New Amendment”). The New Amendment, which essentially replaces the rescinded Share Increase Proposal, is subject to approval by the Company’s stockholders either at a special meeting of the Company’s stockholders or at the 2026 Annual Meeting of Stockholders, provided any such approval must be obtained within 12 months of the Board’s approval of the New Amendment. No options were granted pursuant to the rescinded Share Increase Proposal.

The Defendants continue to vigorously defend against the complaint.

The Company’s insurance carrier is providing a defense in connection with this lawsuit, subject to a $1,000,000 self-insured retention and the terms and limitations contained in the insurance policy.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $23,951,000 as of December 31, 2025. As of December 31, 2025, and 2024, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy which is included in other long term assets on the accompanying Consolidated Balance Sheets totaled $13,216,000 and $12,680,000, respectively, which included interest earned of $3,745,000 and $3,209,000 on the finite risk sinking funds as of December 31, 2025 and 2024, respectively. Interest income for the year ended 2025 and 2024 was approximately $536,000 and $606,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of December 31, 2025, the total amount of standby letters of credit outstanding was approximately $3,350,000 and the total amount of bonds outstanding was approximately $11,556,000.

NOTE 14

PROFIT SHARING PLAN

The Company adopted a 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, April 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions of 25% based on the employee’s elective contributions. Company contributions vest over a period of five years. During 2025 and 2024, the Company contributed approximately $593,000 and $580,000 in 401(k) matching funds, respectively.

NOTE 15

RELATED PARTY TRANSACTIONS

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $200,000 and $195,000 for years 2025 and 2024, respectively. David Centofanti is the son of our Executive Vice President (“EVP”) of Strategic Initiatives, who is also a Board member.

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

The Company has two reporting segments, consisting of the Treatment and Services Segments, which are primarily based on a service offering approach (see “Note 1- Description of Business and Basis of Presentation” for the type of services from which each of the Company’s reportable segments derives its revenue). The Company’s reporting segments exclude our corporate headquarters which serve to support its two reporting segments through various functions, such as our executives, finance, treasury, human resources, accounting, and legal departments. Financial results for our corporate headquarters are not considered by the CODM in evaluating the performance of the reportable segments. Our reporting segments also exclude our discontinued operations (see “Note 8 – Discontinued Operations”) which do not generate revenues.

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

The table below summarizes loss from operations for the Company’s two reporting segments and its corporate headquarters and provides reconciliation of such financial metric to the Company’s consolidated totals for the years 2025 and 2024 for our continuing operations. Significant segment expenses that are included in the measure of segment profit or losses for each reportable segment and regularly provided to the CODM include payroll and benefit, material and supplies, disposal and transportation and subcontract expenses and are reflected separately, where applicable (in thousands).

Segment Reporting as of and for the year ended December 31, 2025

	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$45,097	$16,577	$61,674	(4)(5)	$—	$61,674
Cost of goods sold:
Payroll and benefit expenses	18,810	8,516	27,326		—	27,326
Material and supplies expenses	6,965	—	6,965		—	6,965
Disposal expenses	3,195	—	3,195		—	3,195
Transportation expenses	1,488	—	1,488		—	1,488
Subcontract expenses	—	1,256	1,256		—	1,256
Other cost of goods sold (2)	9,845	5,626	15,471		—	15,471
Total cost of goods sold	40,303	15,398	55,701		—	55,701
Gross profit	4,794	1,179	5,973		—	5,973
Selling, general and administrative expenses (“SG&A”):
Payroll and benefits	3,571	2,355	5,926		3,854	9,780
Other SG&A (3)	1,697	861	2,558		4,078	6,636
Total SG&A	5,268	3,216	8,484		7,932	16,416
Research and development	969	30	999		292	1,291
Loss (gain) on disposal of property and equipment	6	(5)	1		—	1
Loss from operations	$(1,449)	$(2,062)	$(3,511)		$(8,224)	(11,735)
Interest income						1,123
Interest expense						(230)
Interest expense-financing fees						(84)
Other expense						261
Loss from continuing operations before taxes						(10,665)
Income tax expense						—
Loss from continuing operations, net of taxes						$(10,665)

Segment Reporting as of and for the year ended December 31, 2024

	Treatment	Services	Segments Total		Corporate (1)	Consolidated Total
Revenue from external customers	$34,953	$24,164	$ 59,117	(4)(5)	$—	$59,117
Cost of Goods Sold:
Payroll and benefits expenses	16,257	9,494	25,751		—	25,751
Material and supplies expenses	4,074	—	4,074		—	4,074
Disposal expenses	5,317	—	5,317		—	5,317
Transportation expenses	1,118	—	1,118		—	1,118
Subcontract expenses	—	7,152	7,152		—	7,152
Other cost of goods sold (2)	9,297	6,406	15,703		—	15,703
Total cost of goods sold	36,063	23,052	59,115		—	59,115
Gross (loss) profit	(1,110)	1,112	2		—	2
SG&A:
Payroll and benefits	2,858	2,413	5,271		3,296	8,567
Other SG&A (3)	1,432	892	2,324		3,600	5,924
Total SG&A	4,290	3,305	7,595		6,896	14,491
Research and development	842	111	953		219	1,172
Loss on disposal of property and equipment	18	3	21		—	21
Loss from operations	$(6,260)	$(2,307)	$(8,567)		$(7,115)	(15,682)
Interest income						921
Interest expense						(473)
Interest expense-financing fees						(66)
Other income						166
Loss from continuing operations before taxes						(15,134)
Income tax expense						4,435
Loss from continuing operations, net of taxes						$(19,569)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment reporting information.

(2)	Other cost of goods sold for each reportable segment includes:
Treatment - lab, regulatory, maintenance, depreciation and amortization, travel, outside services and general expenses.
Services - material and supplies, disposal and transportation, lab, regulatory, maintenance, depreciation and amortization, travel, outside services and general expenses.

(3)	Other SG&A for each reportable segment and Corporate includes:
Treatment-depreciation and amortization, travel, outside services, maintenance and general expenses.
Services- travel, outside services, maintenance and general expenses.
Corporate-maintenance, depreciation and amortization, travel, outside services/public company and general expenses.

(4)	Revenue derived from federal government entities, either directly as a prime contractor or indirectly for others as a subcontractor to federal government entities, was approximately $39,243,000 or 63.6% of total revenue for 2025 and $40,550,000 or 68.6% of total revenue for 2024.

(5)	The following table reflects revenue based on customer location (in thousands):

	2025	2024
United States	$55,234	$56,665
Canada	2,820	513
Germany	774	734
Italy	389	77
Mexico	2,144	394
Slovenia	94	181
United Kingdom	219	553
Total	$61,674	$59,117

The following table presents depreciation and amortization for the years ended December 31, (in thousands):

	2025	2024
Treatment	$1,582	$1,484
Services	133	177
Total segment	1,715	1,661
Corporate	44	102
Total	$1,759	$1,763

The following table presents capital expenditures for the years ended December 31, (net of financed amount of $464,000 and $406,000 for 2025 and 2024, respectively (in thousands):

	2025	2024
Treatment	$4,623	$3,002
Services	85	403
Total segment	4,708	3,405
Corporate	—	—
Total	$4,708	$3,405

The following table presents long-lived assets for the Company’s continuing operations for the years ended December 31, (in thousands):

	2025	2024
United States	$24,600	$21,133
Foreign Subsidiaries	—	—
Total	$24,600	$21,133

NOTE 17

SALES OF COMMON STOCK

May 2024

On May 21, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and retail investors (the “Purchasers”), pursuant to which the Company sold and issued, in a registered direct public offering, an aggregate of 2,051,282 shares of the Company’s Common Stock, at a negotiated purchase price per share of $9.75 (the “Shares”), for aggregate gross proceeds to the Company of approximately $20,000,000, before deducting fees payable to the placement agents and other estimated offering expenses payable by the Company (the “Offering”). The net proceeds from the Offering was utilized to fund (i) continued R&D and business development relating to the Company’s patent-pending process for the destruction of PFAS, as well as the cost of installing at least one commercial treatment unit; (ii) facility capital expenditures and maintenance costs; and (iii) general corporate and working capital purposes. The Shares were offered and sold by the Company pursuant to the Company’s “shelf” registration statement on Form S-3 and prospectus supplement relating thereto.

Craig-Hallum Capital Group LLC (“Craig-Hallum”) and Wellington Shields & Co. LLC (“Wellington Shields”) (Wellington Shields and Craig-Hallum together are known as the “Placement Agents”) served as the exclusive placement agents in connection with the Offering. The Company paid the Placement Agents an aggregate cash fee of $1,200,000, representing 6.00% of the gross proceeds of the Offering. The Company also reimbursed the Placement Agents certain expenses in connection with the Offering in an aggregate amount of approximately $80,000. As additional compensation to the Placement Agents in connection with the Offering, the Company also issued to the Placement Agents and two (2) of their designees, warrants (the “Placement Agents’ Warrants”) to purchase an aggregate of 61,538 shares of Common Stock (the “Warrant Shares”), an amount equal to 3.0% of the number of Shares sold in the registered direct offering. The Placement Agents’ Warrants have an exercise price per share equal to $12.19, which is equal to approximately 125% of the price per share of the Shares sold in the Offering. Neither the Placement Agents’ Warrants nor the Warrant Shares have been registered under the Registration Statement or otherwise. The Placement Agents’ Warrants have a term of five years, are exercisable at any time and from time to time, in whole or in part, during the four and one-half (4 ½) year period commencing 180 days from the closing date of the Offering, which was May 24, 2024, and are exercisable via “cashless exercise” in certain circumstances. The aggregate fair value of the “Placement Agents’ Warrants” was determined to be approximately $331,000 using the Black-Scholes pricing model with the following assumptions: 58.78% volatility, risk free interest rate of 4.53%, an expected life of five years and no dividend. The aggregate fair market value of the Placement Agent’s Warrants was recorded as an offset to gross proceeds of the Offering and an increase to additional-paid-in capital.

After deducting costs incurred and paid of approximately $1,544,000 (exclusive of the aggregate fair market value of the Placement Agents’ Warrants as discussed above) which were recorded as a deduction to equity in connection with the Offering, net cash proceeds to the Company totaled approximately $18,456,000.

December 2024

On December 18, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC (the “Underwriter”) to which the Company sold and issued pursuant to the terms and conditions of the Underwriting Agreement, 2,200,000 shares of the Company’s Common Stock. The shares of Common stock were sold at a negotiated price to the public of $10.00 per share. The Underwriting Agreement also allowed the Underwriter a 30-day over-allotment option (the “Over-Allotment Option”) to purchase up to an additional 330,000 shares of the Company’s Common Stock on the same terms and conditions, which was exercised in its entirely on December 18, 2024. The shares were offered and sold to the public pursuant to the Company’s “universal shelf” registration statement on Form S-3 filed with the Commission on December 2, 2024, and declared effective by the Commission on December 12, 2024, and prospectus supplement relating thereto. The aggregate gross proceeds received by the Company from the sale of the 2,530,000 shares sold totaled $25,300,000, before deducting fees payable to the Underwriter and other estimated offering expenses payable by the Company (the “Offering”). The net proceeds from the Offering was used to fund (i) continued R&D and business development relating to the Company’s patent-pending process for the destruction of PFAS, as well as the cost of installing at least one second-generation Perma-FAS commercial treatment unit; (ii) facility capital expenditures and maintenance costs; and (iii) general corporate and working capital purposes.

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

After deducting costs incurred of approximately $2,092,000 (exclusive of the aggregate fair market value of the Underwriter’s Warrants as discussed above), which were recorded as a deduction to equity in connection with the Offering, net cash proceeds to the Company totaled approximately $23,208,000.

NOTE 18

SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 24, 2026, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the events described below.

Management Incentive Plans (“MIPs”)

On January 22, 2026, the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) and the Compensation Committee approved individual MIP for the calendar year 2026 for each of the Company’s executive officers. Each MIP is effective January 1, 2026 and applicable for year 2026. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The performance compensation under each of the MIPs is based upon meeting certain of the Company’s separate target objectives during 2026. The total potential target performance compensation payable ranges from 25% to 150% of the 2026 base salary for the CEO ($107,417 to $644,505), 29% to 100% of the 2026 base salary for the Chief Financial Officer ($98,553 to $342,795), 29% to 100% of the 2026 base salary for the EVP of Strategic Initiatives ($82,127 to $285,666), 25% to 100% ($81,180 to $324,725) of the 2026 base salary for the EVP of Hanford and International Waste Operations, and 25% to 100% of the 2026 base salary for the COO ($82,400 to $329,600).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) (Principal Executive Officer), and Chief Financial Officer (“CFO”) (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a material weakness in our internal control over financial reporting as set forth below.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management and our CEO and CFO concluded that our internal controls over financial reporting were not effective as of December 31, 2025, due to the following:

For the Treatment Segment, management did not have a completeness check control effectively designed and implemented that would provide assurance that revenue for waste disposal was appropriately accounted for as part of the period-end revenue reconciliation process. The material weakness identified resulted in errors in our books and records which led to identified adjustments. The errors arising from the underlying revenue adjustments were not material to the financial statements previously reported in any interim or annual period. However, the control deficiency could result in misstatements of Treatment Segment revenue that could result in a material misstatement to the annual or interim consolidated financial statements. Accordingly, we have determined that the control deficiency constitutes a material weakness.

Remediation of Material Weakness in Internal Control Over Financial Reporting

We are in the process of developing and implementing a remediation plan to strengthen our internal controls. This remediation plan includes implementing completeness checks and additional reconciliation procedures, as it relates to processed waste and our inventory waste management systems at our Treatment Segment.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our controls. We have begun implementing certain elements of this plan; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

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

Changes in Internal Control over Financial Reporting

Other than the aforementioned material weakness, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	None.

(b)	During the quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date of this Report, information concerning our Board of Directors (the “Board”):

NAME	AGE	POSITION
Lieutenant General (LTG) (ret.) Thomas P. Bostick	69	Director
Dr. Louis F. Centofanti	82	Director; Executive Vice President (“EVP”) of Strategic Initiatives
Mr. Mark J. Duff	63	Director; President and Chief Executive Officer (“CEO”)
Ms. Kerry C. Duggan	47	Director
Mr. Joseph T. Grumski	64	Director
The Honorable Joe R. Reeder	78	Director
Mr. Larry M. Shelton	72	Chairman of the Board
The Honorable Zach P. Wamp	68	Director
Mr. Mark A. Zwecker	75	Director

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

LTG (ret.) Thomas P. Bostick

LTG (ret.) Bostick, a director since August 2020, is currently the CEO of Bostick Global Strategies, LLC, a position he has held since July 2016. Bostick Global Strategies, LLC, provides strategic advisory support in the areas of engineering, environmental sustainability, human resources, biotechnology, education, executive coaching, and Agile Project Management. In February 2021, LTG (ret.) Bostick was selected by U. S. Senator Jack Reed, former Chairman of the Senate Armed Services Committee, to serve as a member of the Naming Commission consisting of eight appointed individuals, tasked with renaming Confederate-named military bases and property. In 2023, the Secretary of the Army and the Chief of Staff of the Army requested LTG (ret.) Bostick’s assistance in transforming U.S. Army Recruiting Command (“USAREC”). LTG (ret.) Bostick worked with the U.S. Army to develop a plan which USAREC has successfully executed. LTG (ret.) Bostick previously served (from November 2017 to February 2020) as the Chief Operating Officer (“COO”) and President of Intrexon Bioengineering, a division of Intrexon Corporation (formerly Nasdaq: XON; now Nasdaq: PGEN). Intrexon Bioengineering addresses global challenges across food, agriculture, environmental, energy, and industrial fields by advancing biologically engineered solutions to improve sustainability and efficiency. Since October 2020, LTG (ret.) Bostick has served as a board member of CSX Corporation (Nasdaq: CSX), a publicly-held rail transportation company, and since December 2020, as a member of both the Finance Committee and the Governance Committee of CSX Corporation. Since June 2021, LTG (ret.) Bostick has served on the Board of Trustees of Fidelity Equity and High Income Funds overseeing equity funds and high yield funds sponsored by Fidelity Investments, Inc., a privately-owned investment management company. LTG (ret.) Bostick continues to serve as a board member for several other privately-held and nonprofit organizations. LTG (ret.) Bostick was named as one of 2021’s Most Influential Black Corporate Directors by Savoy Magazine, a national publication that showcases and drives positive dialogue about Black culture. In 2024, the Association of Graduates selected LTG (ret.) Bostick as a Distinguished Graduate of the U.S. Military Academy at West Point.

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

Dr. Louis F. Centofanti

Dr. Centofanti, the founder of the Company and a director of the Company since its inception in 1991, currently holds the position of EVP of Strategic Initiatives. From March 1996 to September 8, 2017, and from February 1991 to September 1995, Dr. Centofanti held the position of President and CEO of the Company. Dr. Centofanti served as Chairman of the Board from the Company’s inception in February 1991 until December 16, 2014. In January 2015, Dr. Centofanti was appointed by the U.S Secretary of Commerce Penny Prizker to serve on the U.S. Department of Commerce’s Civil Nuclear Trade Advisory Committee (“CINTAC”). The CINTAC is composed of industry representatives from the civil nuclear industry and meets periodically throughout the year to discuss the critical trade issues facing the U.S. civil nuclear sector. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President (“SVP”) of USPCI, Inc., a large publicly-held hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981, he and Mark Zwecker, a current Board member of the Company, founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB (Polychlorinated biphenyls)-contaminated oil. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy (“DOE”) for the southeastern region of the United States.

Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

As founder of Perma-Fix and PPM, Inc., and as a senior executive at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company. In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear business. Dr. Centofanti has been instrumental in the research and development of the Company’s new PFAS (per- and polyfluoroalkyl substances) technology. Dr. Centofanti’s comprehensive understanding of the Company’s operations and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions Dr. Centofanti to optimize our role in this competitive, evolving market, and led the Board to conclude that he should serve as a director.

Mark J. Duff

Mr. Duff, the Company’s President and CEO since September 2017, has served as a Board member since April 2023. Since joining the Company in 2016, Mr. Duff has developed and implemented strategies to meet growth objectives in both the Treatment and Services Segments. In the Treatment Segment, he continues to upgrade each facility to increase efficiency and modernize and broaden treatment capabilities to meet the changing markets associated with the waste management industry. This growth includes expanding into international and additional market sectors, including development of new clients in the commercial power and oil and gas industries, and advancing new technology to treat PFAS. In the Services Segment, which encompasses all field operations, he has completed the revitalization of business development programs, which has resulted in increased competitive procurement effectiveness, and broadened the market penetration within both the commercial and government sectors. Within the Services Segment, Mr. Duff has established a team of professionals with experience in conducting safe and efficient field operations while addressing complex technical challenges associated with removal of radioactive and hazardous waste contamination. Mr. Duff has over 40 years of management and technical experience in the DOE and the DOW environmental and construction markets as, variously, a corporate officer, senior project manager, co-founder of a consulting firm, and federal employee.

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

Kerry C. Duggan

Ms. Duggan has served as a director of the Company since May 2021. She is a nationally recognized policy leader, strategist, corporate board director, and highly sought-after global speaker. In 2017, Ms. Duggan founded SustainabiliD, which rebranded in January 2025 to Energy Security Partners (ESP), a global strategic advisory firm headquartered in Detroit’s Newlab. As Founder and CEO, she counsels multinational corporations, investors, universities, and public-sector leaders on the intersection of energy, security, and economic development, delivering pragmatic, place-based solutions that reduce risk and enhance resilience.

In her previous government experience, Ms. Duggan played a key role in shaping national policy as climate and energy advisor to then-Vice President Joe Biden and Deputy Director of President Obama’s Detroit Task Force. She later served as a delegate to the Biden-Sanders Unity Task Force, on the Biden-Harris Transition Team, and was appointed to the Secretary of Energy Advisory Board (“SEAB”) under Secretary Jennifer Granholm. Previously, at the DOE, she held senior leadership roles, including Liaison to the City of Detroit under Secretary Ernest Moniz, Director of Legislative, Regulatory, and Urban Affairs, and Stakeholder Engagement Director for the Office of Energy Efficiency & Renewable Energy (“EERE”). She is a two-time appointee of Michigan Governor Gretchen Whitmer to the Michigan Council on Climate Solutions (recently reappointed in August 2025), served on the bipartisan Growing Michigan Together Council’s Infrastructure & Place Working Group, and was appointed to the inaugural Detroit Women’s Commission by former Detroit Mayor Mike Duggan.

Beyond government, Ms. Duggan was a Partner with the Honorable Thomas J. Ridge’s firm and is on faculty at the University of Michigan, where she founded both the School for Environmental and Sustainability (SEAS) Clinic in Detroit and the Michigan Business Sustainability Network. She previously served on the external advisory board of the University of Michigan’s Erb Institute for Global Sustainable Enterprise and was a board member at the Global Council for Science and the Environment. In 2018, Ms. Duggan was named to the prestigious “40 Under 40” list by Crain’s Detroit Business and was later named to their inaugural “Notable Leaders in Sustainability” list. She is also an angel investor, film executive producer, and was a U.S. State Department speaker.

Since 2024, Ms. Duggan has been a member of the board of directors at BlueGreen Water Technologies, a privately-held company leading the charge in helping preserve and promote health and safety of water bodies worldwide. She also serves on the advisory boards for a number of privately-held companies and funds addressing environmental, energy, and climate challenges, including Our Next Energy, Inc. (ONE), Aclima, Inc., BlueConduit, Commonweal Ventures, Arctaris Impact Investors, Vesta, B1OS, and Zero Circle, among others.

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

Joseph T. Grumski

Mr. Grumski, a director of the Company since February 2020, has served since April 2020 as the CEO of TAS Energy Inc. (“TAS”), a wholly-owned subsidiary of Comfort Systems USA, Inc. (NYSE: FIX), a publicly-held company that provides mechanical and electrical contracting services in locations throughout the United States. Mr. Grumski also served as the President of TAS Energy, Inc. from April 2020 to December 2023. Prior to the acquisition of TAS by Comfort Systems USA, Inc., Mr. Grumski served as President and CEO and a board member of TAS from May 2013 to March 2020. From 1997 to February 2013, Mr. Grumski was employed with Science Applications International Corporation (“SAIC”) (NYSE: SAIC), a publicly-held company that provides government services and information technology support. During his employment with SAIC, Mr. Grumski held various senior management positions, including the positions of President of SAIC’s Energy, Environment & Infrastructure (“E2I”) commercial subsidiary and General Manager of the E2I Business Unit. Mr. Grumski’s accomplishments with SAIC included growing SAIC’s $300 million federal environmental business to a top ranked, $1.1 billion business. Mr. Grumski began his career with Gulf Oil Company and progressed through senior level engineering, operations management, and program management positions with various other companies, including Westinghouse Electric Corporation and Lockheed Martin, Inc.

Mr. Grumski received a B.S. in Mechanical Engineering from the University of Pittsburgh and a M.S in Mechanical Engineering from West Virginia University.

Mr. Grumski has had an extensive career in solving and overseeing solutions to complex issues involving both domestic and international concerns. In addition, his extensive experience in companies that provide services to the government sector, as well as his experience in the commercial sector, provide solid experience for the continuing growth of the Company’s Treatment and Services Segment. Mr. Grumski’s extensive knowledge and problem-solving experiences, executive operational leadership experience and governance experience enhance the Board’s ability to address significant challenges in the nuclear market and led the Board to conclude that he should serve as a director.

The Honorable Joe R. Reeder

Mr. Reeder, a director since 2003, is a principal shareholder of the law firm of Greenberg Traurig LLP, one of the world’s largest law firms, with 51 offices and over 3,000 attorneys worldwide. Mr. Reeder served as Shareholder-in-Charge of the law firm’s Mid-Atlantic Region offices for ten years. His clientele includes celebrities, heads of state, sovereign nations, international corporations, and law firms. As the U.S. Army’s 14th Undersecretary (1993-97), he also served three years as Chairman of the Panama Canal Commission’s Board, overseeing a multibillion-dollar infrastructure program. For the past 23 years, he has served on the Canal’s International Advisory Board. He has written extensively in leading journals on corporate cybersecurity and has served on the boards of the USO; the National Defense Industry Association (“NDIA”), chairing NDIA’s Ethics Committee; the Armed Services YMCA; the Marshall Legacy Institute; and many other private companies and charitable organizations. He served as a director of ELBIT Systems of America, LLC, (2005-2020), a subsidiary of Elbit Systems Ltd. (Nasdaq: ESLT), a multi-billion-dollar provider of defense, homeland security, and commercial aviation system solutions. Mr. Reeder has also served as director of WashingtonFirst Bank, the bank subsidiary of WashingtonFirst Bankshares, Inc. (Nasdaq: WSBI), from 2004 to 2017; Sandy Spring Bancorp, Inc. (Nasdaq: SASR), from 2018 to 2020; and Trustar Bank, a Virginia state-chartered bank (2022 - present).

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

A West Point graduate who served in the 82nd Airborne Division after Ranger School, Mr. Reeder earned his J.D. from the University of Texas, and his L.L.M. from Georgetown University.

He has devoted his career to resolving complex domestic and international issues and continues to enhance the Board in addressing major challenges in the nuclear market and day-to-day corporate and Washington D.C.- related challenges. Mr. Reeder’s unique background in law, business, and the highest levels of government led the Board to conclude that he should serve as a director.

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

Mr. Wamp has an extensive career in solving and overseeing solutions to complex issues involving domestic concerns. In addition, his wide-ranging career, particularly with respect to his government-related work, provides solid experience for the continuing growth of the Company’s Treatment and Services Segments. His extensive knowledge and problem-solving expertise enhance the Board’s ability to address significant challenges in the nuclear market and led the Board to conclude that he should serve as a director.

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

Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

As a director since our inception, Mr. Zwecker’s understanding of our business provides valuable insight to the Board. With years of experience in operations finance for various companies, including a number of waste management companies, Mr. Zwecker combines extensive knowledge of accounting principles, financial reporting rules and regulations, the ability to evaluate financial results, and understanding of financial reporting processes. He has an extensive background in operating complex organizations. Mr. Zwecker’s experience and background position him well to serve as a member of our Board. These factors led the Board to conclude that he should serve as a director.

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

COMMITTEES OF THE BOARD

Corporate Governance and Nominating Committee

We have a separately-designated standing Corporate Governance and Nominating Committee (the “Governance and Nominating Committee”). Members of the Governance and Nominating Committee during 2025 were Joe R. Reeder (Chairperson), Thomas P. Bostick, Kerry C. Duggan and Zach P. Wamp. All members of the Nominating Committee are and were “independent” as that term is defined by current Nasdaq listing standards.

The Corporate Governance and Nominating Committee has specific responsibilities which include:

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

The Governance and Nominating Committee does not assign specific weight to any particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. The Governance and Nominating Committee does not have a formal policy for the consideration of diversity in identifying nominees for directors. However, diversity is one of the many factors taken into account when considering potential candidates to serve on the Board of Directors. The Company recognizes that diversity in professional and life experiences may include consideration of gender, race, cultural background or national origin, in identifying individuals who possess the qualifications that the Governance and Nominating Committee believes are important to be represented on the Board. The Company also views and values diversity from the perspective of professional and life experiences, as well as geographic location, representative of the markets in which we do business. The Company believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Company’s goal of creating a board of directors that best serves our needs and those of our shareholders.

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

The Governance and Nominating Committee will evaluate the qualification of the Proposed Nominee and the Proposed Nominee’s disclosure and compliance requirements in accordance with the Company’s Bylaws. If the Board, upon the recommendation of the Governance and Nominating Committee, determines that a nomination was not made in accordance with the Company’s Bylaws, the Chairman of the Meeting shall declare the nomination defective, and it will be disregarded.

Audit Committee

We have a separately designated standing Audit Committee of our Board established in accordance with Section 3(a)(58)(A) of the Exchange Act. Members of the Audit Committee are Mark A. Zwecker (Chairperson), Joseph T. Grumski and Larry M. Shelton.

Our Board has determined that each of our Audit Committee members is independent within the meaning of the rules of the Nasdaq. Additionally, our Board has also determined that all members of our Audit Committee are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Audit Committee has also discussed with Grant Thornton, LLP, the Company’s independent registered accounting firm, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16 (Communications with Audit Committee).

Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) reviews and recommends to the Board the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Compensation Committee also administers the Company’s stock option plans. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement. It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. No compensation consultant was employed during 2025. Members of the Compensation Committee during 2025 were Joseph T. Grumski (Chairperson), Zach P. Wamp and Mark A. Zwecker. None of the members of the Compensation Committee has been or is an officer or employee of the Company or has had or has any relationship with the Company requiring disclosure under applicable Commission regulations.

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

Demand Review Committee

The Demand Review Committee was established in March 2025 to review, analyze and evaluate shareholder demands and to make recommendations to the Board with respect to such demands. The Demand Review Committee is ad hoc, in that composition of the Demand Review Committee will necessarily change in response to specific shareholder demand and will meet at such times as necessary or advisable.

The Board has adopted a written charter for each of the Audit Committee, the Compensation Committee, the Governance and Nominating Committee, the Strategic Advisory Committee, and the Demand Review Committee, each of which is available on our website at https://ir.perma-fix.com/governance-docs.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Mr. Mark Duff	63	President and CEO
Mr. Ben Naccarato	63	Chief Financial Officer (“CFO”), EVP, and Secretary
Mr. Troy Eshleman	56	Chief Operating Officer (“COO”)
Dr. Louis Centofanti	88	EVP of Strategic Initiatives
Mr. Richard Grondin	67	EVP of Hanford and International Waste Operations

Mr. Mark Duff

See “Director – Mark J. Duff” in this section for information on Mr. Duff.

Mr. Ben Naccarato

Mr. Naccarato has served as the Company’s CFO since February 2009. Mr. Naccarato joined the Company in September 2004, holding the position of Vice President of Finance for the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer. Mr. Naccarato has over 38 years of experience in senior financial positions in the waste management and used oil industries. Mr. Naccarato was the CFO of a privately-held company in the fuel distribution and used waste oil industry from 2002 to 2004 and prior to that served in numerous senior financial roles in the waste management industry in both the US and Canada. Mr. Naccarato is a graduate of the University of Toronto with a Bachelor of Commerce and Finance Degree and is a Chartered Professional Accountant, Certified Management Accountant (CPA, CMA).

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

Mr. Troy Eshleman

Mr. Troy Eshleman was appointed to the position of COO by the Company’s Board effective January 23, 2025. Mr. Troy Eshleman was originally hired by the Company on January 6, 2025 as Vice President of Operations.

Mr. Eshleman has more than 35 years’ experience in radioactive waste management facility operations, environmental remediation, hazardous and radioactive material logistics, and facility decommissioning. Mr. Eshleman specializes in commissioning commercially viable solutions to radioactive waste challenges and improving facility operational performance. Prior to joining the Company, Mr. Eshleman founded in 2019 and served until 2024 as the President of Oakleaf Environmental, Inc., a consulting firm specializing in mergers and acquisitions, business strategy and integration, and technical support to a variety of private equity and commercial clients, as well as the U.S Department of Energy, and Naval Reactors, the U.S. government office that has comprehensive responsibility for the safe and reliable operation of the United States Navy’s nuclear reactors. Mr. Eshleman was previously employed by EnergySolutions, Inc., a privately-held nuclear services company that is one of the largest processors of low level radioactive waste (LLW) in America, and its predecessor companies for 27 years in a variety of positions of increasing responsibility focused on the leadership of North American waste processing facility operations, nuclear power plant decommissioning, logistics, international project management, and business development roles, including as SVP of Corporate Business Development and Strategy, SVP of Commercial Waste Processing, SPV of Global Logistics, SVP of Decommissioning Operations, and SVP of EnergySolutions Italia S.r.l. Mr. Eshleman holds a B.S. in Civil Engineering Technology from the University of Pittsburgh.

Dr. Louis Centofanti

See “Director – Dr. Louis F. Centofanti” in this section for information on Dr. Centofanti.

Mr. Richard Grondin

Mr. Grondin was appointed to the position of EVP of Hanford and International Waste Operations by the Board of Directors effective January 23, 2025. Prior to his appointment to such office, Mr. Grondin previously served as the Company’s EVP of Waste Treatment Operations since July 2020. Since joining the Company in 2002, Mr. Grondin has held various positions within the Company’s Treatment Segment, including Vice President of Technical Services, Vice President/General Manager of the Perma-Fix Northwest Richland, Inc. Facility and Vice President of Western Operations. Mr. Grondin, a Project Management Professional, has over 35 years of management and technical experience in the highly regulated and specialized radioactive/hazardous waste management industry with the majority of his experience concentrated on managing start-up waste management processing and disposal facilities for four different organizations in the commercial and government sectors. Prior to joining the Company, Mr. Grondin held the position of Vice President of Mixed Waste Operations for Allied Technology Group in Richland, Washington; Vice President of Operations for Waste Control Specialists in Andrews Texas; and Technical Manager/Director of Operations for Rollins Environmental Services Facility in Deer Trail, Colorado. Mr. Grondin is recognized in the United States and Canada as an authority in hazardous and mixed waste treatment. Mr. Grondin has a Diploma of Collegial Studies in Pure and Applied Sciences from CEGEP of Amiante (Thetford-Mines, Canada) and Analytical Chemistry Techniques from CEGEP of Ahuntsic (Montreal, Canada), a Geography minor from Montreal University (Montreal, Canada) and a Certificate of Business Management from the School of Higher Commercial Studies from Montreal University (Montreal, Canada).

Certain Relationships

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2025, all of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock timely filed reports under Section 16(a) with the exception of Dr. Louis Centofanti, a Board member and an executive officer, who failed to timely file a Form 4 for two transactions.

Schelhammer Capital Bank AG, a banking institution regulated by the banking regulations of Austria, has represented to the Company that as of March 2, 2026, it holds of record as a nominee for, and as an agent of, certain accredited investors, 1,627,324 shares of our Common Stock. Schelhammer Capital Bank AG has also represented to the Company that none of the investors, individually or as a group, as the term “group” is defined under Rule 13d-5(b) of the Exchange Act, beneficially owns more than 4.9% of our Common Stock. Additionally, the investors for whom Schelhammer Capital Bank AG acts as nominee with respect to such shares maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Schelhammer Capital Bank AG has neither voting nor investment power over such shares. Accordingly, Schelhammer Capital Bank AG believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Schelhammer Capital Bank AG’s name because (a) Schelhammer Capital Bank AG holds the Common Stock as a nominee only, (b) Schelhammer Capital Bank AG has neither voting nor investment power over such shares, and (c) Schelhammer Capital Bank AG has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Schelhammer Capital Bank AG.

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

Insider Trading Arrangements and Policies

We have adopted a Stock Trading, Reporting & Blackout Policy governing the purchase, sale, and/or other disposition of our securities by directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our Stock Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the year ended December 31, 2025, and is also available on our website at https://ir.perma-fix.com/governance-docs.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the total compensation of the Company’s named executive officers (“NEOs”) for the fiscal years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All other Compensation	Total Compensation
		($)	($)	($) (1)	($) (2)	($) (3)	($)

Mark Duff	2025	417,155	—	—	—	35,926	453,081
President and CEO	2024	417,155	—	—	—	39,306	456,461
	2023	382,367	—	140,840	187,435	37,453	748,095

Ben Naccarato	2025	332,811	—	—	—	59,374	392,185
EVP and CFO	2024	332,811	—	—	—	52,359	385,170
	2023	310,867	—	80,480	152,386	51,744	595,477

Dr. Louis Centofanti	2025	277,346	—	—	—	31,206	308,552
EVP of Strategic Initiatives	2024	277,346	—	—	—	28,910	306,256
	2023	259,060	—	60,360	126,990	39,015	485,425

Richard Grondin	2025	312,729	—	—	—	46,953	359,682
EVP of Hanford and International Waste	2024	285,267	—	—	—	41,330	326,597
Operations (4)	2023	266,458	—	60,360	130,617	40,890	498,325

Troy Eshleman	2025	313,846	—	298,861	—	11,424	624,131
COO (5)

(1)	Reflects the aggregate grant date fair value of awards computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Assumptions used in the calculation of this amount are included in “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 6 – Capital Stock, Stock Plans, Warrants and Stock Based Compensation.”

(2)	Represents performance compensation earned under the Company’s Management Incentive Plans (“MIPs”). None of the named executive officers earned performance compensation under his respective MIP for 2025. The 2025 MIP for each individual in the table is described under the heading “2025 MIPs.”

(3)	The amount shown for 2025 includes a monthly automobile allowance, insurance premiums (health, disability and life) paid by the Company on behalf of the NEO, and 401(k) matching contributions.

Name	Insurance Premium	Auto Allowance	401(k) match	Total
Mark Duff	$19,301	$9,000	$7,625	$35,926
Ben Naccarato	$42,624	$9,000	$7,750	$59,374
Dr. Louis Centofanti	$14,581	$9,000	$7,625	$31,206
Richard Grondin	$30,203	$9,000	$7,750	$46,953
Troy Eshleman	$1,122	$8,654	$1,648	$11,424

(4)	On January 23, 2025, the Board appointed Mr. Grondin as the Company’s EVP of Hanford and International Waste Operations. Mr. Grondin previously held the position of EVP of Waste Treatment Operations. Both positions are deemed executive officers of the Company.

(5)	Mr. Eshleman was appointed to the position of COO of the Company effective January 23, 2025. Mr. Eshleman was originally hired by the Company on January 6, 2025, as Vice President of Operations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options held by the NEOs as of the fiscal year-end.

Outstanding Equity Awards as of December 31, 2025

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Mark Duff	40,000	(2)	10,000	(2)		7.005	10/14/2027
	28,000	(3)	42,000	(3)		3.950	1/19/2029

Ben Naccarato	20,000	(2)	5,000	(2)		7.005	10/14/2027
	16,000	(3)	24,000	(3)		3.950	1/19/2029

Dr. Louis Centofanti	16,000	(2)	4,000	(2)		7.005	10/14/2027
	12,000	(3)	18,000	(3)		3.950	1/19/2029

Richard Grondin	5,000	(2)(5)	5,000	(2)		7.005	10/14/2027
	—	(3)	18,000	(3)(6)		3.950	1/19/2029

Troy Eshleman	—	(4)	50,000	(4)		10.700	1/23/2031

(1)	Pursuant to each of the employment agreements between the Company and, respectively, Mark Duff, Ben Naccarato, Dr. Louis Centofanti, and Richard Grondin, each dated April 20, 2023, and the employment agreement between the Company and Mr. Eshleman, dated April 17, 2025, in the event of a change in control, death of the executive officer, the executive officer terminates his employment for “good reason” or the executive officer is terminated by the Company without cause, each outstanding option and award shall immediately become exercisable in full (see “Employment Agreements” below for further discussion of the events pursuant to which accelerated exercise of the respective NEO’s outstanding options can arise).

(2)	Incentive stock option granted on October 14, 2021, under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date.

(3)	Incentive stock option granted on January 19, 2023, under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date.

(4)	Incentive stock option granted on January 23, 2025, under the Company’s 2017 Stock Option Plan. The option has a contractual term of six years and vests at 20% per year over a five-year period, commencing on the first anniversary of the grant date.

(5)	On January 20, 2026, Mr. Grondin exercised the vested portion of the ISO granted to him on October 14, 2021, for the purchase of 5,000 shares (Option Shares) of the Company’s Common Stock at $7.005 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $35,025. Since the fair market value of the Company’s Common Stock on January 20, 2026, (as determined in accordance with the 2017 Stock Option Plan) was $13.71 per share, the Company withheld 2,555 shares of Common Stock ($35,025 divided by $13.71) to pay the aggregate exercise price of the option and issued 2,445 shares to Mr. Grondin.

(6)	On January 20, 2026, Mr. Grondin exercised the vested portion of the ISO granted to him on January 19, 2023, for the purchase of 6,000 shares (Option Shares) of the Company’s Common Stock at $3.95 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $23,700. Since the fair market value of the Company’s Common Stock on January 20, 2026, (as determined in accordance with the 2017 Stock Option Plan) was $13.71 per share, the Company withheld 1,729 shares of Common Stock ($23,700 divided by $13.71) to pay the aggregate exercise price of the option and issued 4,271 shares to Mr. Grondin.

Option Exercises

The table below reflects options exercised by our NEOs in 2025:

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
Mark Duff	17,577	(1)	$185,750	(1)

Ben Naccarato	10,534	(2)	$111,450	(2)

Richard Grondin	1,906	(3)	$21,575	(3)
	3,906	(4)	$44,220	(4)

(1)	On January 8, 2025, Mr. Duff exercised 100% of his ISO granted to him on January 17, 2019, under the Company’s 2017 Stock Plan for the purchase of up to 25,000 shares (Option Shares) of the Company’s Common Stock at $3.15 per share. As permitted by the 2017 Stock Option Plan, Mr. Duff elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $78,750. Since the fair market value of the Company’s Common Stock on January 8, 2025, (as determined in accordance with the 2017 Stock Option Plan) was $10.58 per share, the Company withheld 7,443 shares of Common Stock ($78,750 divided by $10.58) to pay the aggregate exercise price for the Option Shares and issued 17,557 shares to Mr. Duff. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.15) per share of the Option Shares multiplied by the 25,000 Option Shares exercised, and (b) the market value ($10.58) on the date of exercise of the Option Shares times the 25,000 Option Shares exercised.

(2)	On January 8, 2025, Mr. Naccarato exercised 100% of his ISO granted to him on January 17, 2019, under the Company’s 2017 Stock Option Plan for the purchase of up to 15,000 shares (Option Shares) of the Company’s Common Stock at $3.15 per share. As permitted by the 2017 Stock Option Plan, Mr. Naccarato elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $47,250. Since the fair market value of the Company’s Common Stock on January 8, 2025, (as determined in accordance with the 2017 Stock Option Plan) was $10.58 per share, the Company withheld 4,466 shares of Common Stock ($47,250 divided by $10.58) to pay the aggregate exercise price for the Option Shares and issued 10,534 shares to Mr. Naccarato. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.15) per share of the Option Shares multiplied by the 15,000 Option Shares exercised, and (b) the market value ($10.58) on the date of exercise of the Option Shares times the 15,000 Option Shares exercised.

(3)	On July 14, 2025, Mr. Grondin exercised the vested portion of the ISO granted to him on October 14, 2021, for the purchase of 5,000 shares (Option Shares) of the Company’s Common Stock at $7.005 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $35,025. Since the fair market value of the Company’s Common Stock on July 14, 2025, (as determined in accordance with the 2017 Stock Option Plan) was $11.32 per share, the Company withheld 3,094 shares of Common Stock ($35,025 divided by $11.32) to pay the aggregate exercise price of the option and issued 1,906 shares to Mr. Grondin. Realized value on this exercise was determined based on the difference between the (a) exercise price ($7.005) per share of the Option Shares multiplied by the 5,000 Option Shares exercised, and (b) the market value ($11.32) on the date of exercise of the Option Shares times the 5,000 Option Shares exercised.

(4)	On July 14, 2025, Mr. Grondin exercised the vested portion of the ISO granted to him on January 19, 2023, for the purchase of 6,000 shares (Option Shares) of the Company’s Common Stock at $3.95 per share. As permitted by the 2017 Stock Option Plan, Mr. Grondin elected to pay the exercise price of the Option Shares by having the Company withhold from the Option Shares a number of shares having a fair market value equal to the aggregate exercise price of $23,700. Since the fair market value of the Company’s Common Stock on July 14, 2025, (as determined in accordance with the 2017 Stock Option Plan) was $11.32 per share, the Company withheld 2,094 shares of Common Stock ($23,700 divided by $11.32) to pay the aggregate exercise price of the option and issued 3,906 shares to Mr. Grondin. Realized value on this exercise was determined based on the difference between the (a) exercise price ($3.95) per share of the Option Shares multiplied by the 6,000 Option Shares exercised, and (b) the market value ($11.32) on the date of exercise of the Option Shares times the 6,000 Option Shares exercised.

Employment Agreements

Each of Mark Duff, President and CEO; Ben Naccarato, EVP and CFO; and Dr. Louis Centofanti, EVP of Strategic Initiatives, has an employment agreement with the Company dated April 20, 2023. On January 23, 2025, the Board appointed Mr. Richard Grondin to the position of EVP of Hanford and International Waste Operations. Prior to his appointment to such office, Mr. Grondin previously served as the Company’s EVP of Waste Treatment Operations and, in connection therewith, also had an employment agreement with the Company dated April 20, 2023. Mr. Grondin remains an executive officer of the Company upon his appointment to the position of EVP of Hanford and International Waste Operations and, accordingly, his employment agreement dated April 20, 2023, was amended solely to reflect his new position. Additionally, in connection with the appointment of Troy Eshleman to the position of COO on January 23, 2025, the Company and the COO entered into an employment agreement on April 17, 2025 (each such employment agreement is individually an “Employment Agreement” and, collectively, the “Employment Agreements”).

Each of the Employment Agreements terminates April 20, 2026 (the “Initial Term”) unless earlier terminated by the Company or by the executive officer. At the end of the Initial Term, each Employment Agreement will automatically be extended for one additional year, unless at least six months prior to the expiration of the Initial Term, the Company or the executive officer provides written notice not to extend the terms of the Employment Agreement. On September 29, 2025, the Company’s Compensation Committee, on behalf of the Company and its Board, notified each of the executive officers that his current Employment Agreement as disclosed above will not be extended. The Compensation Committee will make recommendations to the Company’s Board as to proposed modifications to each of the Employment Agreements. It is the Company’s intention to offer new employment agreements to the executive officers to be effective April 21, 2026.

Each of the Employment Agreements, which are substantially identical except for compensation and the commencement date of the Initial Term in the case of the COO’s Employment Agreement, provides for a specified annual base salary, which annual salary may be increased from time to time, but not reduced, as determined by the Compensation Committee. In addition, each of the NEOs is entitled to participate in the Company’s broad-based benefits plans and to certain performance compensation payable under separate Management Incentive Plans (“MIPs”) as approved by the Company’s Compensation Committee and Board. The Company’s Compensation Committee and the Board approved individual 2026 MIPs on January 22, 2026, (which was effective January 1, 2026, and applicable for the 2026 fiscal year) for each of the executive officers: Mark Duff, Ben Naccarato, Dr. Louis Centofanti, Richard Grondin and Troy Eshleman (see discussion of each of the 2026 MIPs below under “2026 MIPs”).

Pursuant to the Employment Agreements, if the executive officer’s employment is terminated due to death, disability or for cause (as defined in the agreements), the Company will pay to the executive officer or to his estate an amount equal to the sum of any unpaid base salary and accrued unused vacation time through the date of termination and any benefits due to the executive officer under any employee benefit plan (the “Accrued Amounts”) plus any performance compensation payable pursuant to the executive officer’s MIP with respect to the fiscal year immediately preceding the date of termination. In the event that the executive officer’s employment is terminated due to death, the Company will also pay a lump-sum payment (the “Cash Medical Continuation Benefit”) equal to eighteen times the monthly premium that would be required to be paid, pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), to continue group health coverage for the executive officer’s eligible covered dependents in effect on the date of the executive officer’s termination of employment, based on the premium for the first month of COBRA coverage. Such cash payment will be taxable and will be made regardless of whether the executive officer’s eligible covered dependents elect COBRA continuation coverage.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential (estimated) payments and benefits to which each executive officer would be entitled upon termination of employment by the executive officer for “good reason” or by the Company “without cause,” or following a Change in Control of the Company, as specified under each of their respective Employment Agreements with the Company, assuming each circumstance described below occurred on December 31, 2025, the last day of our most recent fiscal year. Such potential payments include any Accrued Amounts (accrued base salary earned for 2025 but paid in 2026, as well as accrued unused vacation/sick time and other vested benefits under the Company plans in which the executive officer participates). The executive officer is not entitled to payment of any benefits upon termination for cause or resignation without good reason other than the Accrued Amounts.

	By Executive for
	Good Reason or by
Name and Principal Position	Company Without		Change in Control
Potential Payment/Benefit	Cause		of the Company

Mark Duff
President and CEO
Base salary and Accrued Amounts	$851,050	(1)	$851,050	(1)
Performance compensation	$—	(2)	$—	(2)
Stock Options	$884,050	(3)	$884,050	(3)
Cash Medical Benefit Continuation	$37,620	(4)	$37,620	(4)

Ben Naccarato
EVP and CFO
Base salary and Accrued Amounts	$728,584	(1)	$728,584	(1)
Performance compensation	$—	(2)	$—	(2)
Stock Options	$485,225	(3)	$485,225	(3)
Cash Medical Benefit Continuation	$62,172	(4)	$62,172	(4)

Dr. Louis Centofanti
EVP of Strategic Initiatives
Base salary and Accrued Amounts	$725,585	(1)	$725,585	(1)
Performance compensation	$—	(2)	$—	(2)
Stock Options	$370,900	(3)	$370,900	(3)
Cash Medical Benefit Continuation	$21,258	(4)	$21,258	(4)

Richard Grondin
EVP of Hanford and International Waste Operations
Base salary and Accrued Amounts	$733,316	(1)	$733,316	(1)
Performance compensation	$—	(2)	$—	(2)
Stock Options	$211,370	(3)	$211,370	(3)
Cash Medical Benefit Continuation	$43,074	(4)	$43,074	(4)

Troy Eshleman
COO
Base salary and Accrued Amounts	$653,131	(1)	$653,131	(1)
Performance compensation	$—	(2)	$—	(2)
Stock Options	$94,500	(3)	$94,500	(3)
Cash Medical Benefit Continuation	$—	(4)	$—	(4)

(1)	Represents two times the base salary of the executive officer at December 31, 2025, plus “Accrued Amounts.”

(2)	Represents two times the performance compensation earned for fiscal year 2025. None of the NEOs earned performance compensation for fiscal 2025 (see “2025 MIPs” below).

(3)	Benefit is calculated based on the difference between the exercise price of each option and the market value of the Company’s Common Stock per share (as reported on the Nasdaq) at December 31, 2025, times the number of options outstanding at December 31, 2025. Benefit excludes options which were out-of-the-money at December 31, 2025, of which there were none.

(4)	Represents a lump-sum payment equal to eighteen times the monthly premium that would be required to be paid to continue group health coverage for the executive officer’s eligible covered dependents in effect on the date of the executive officer’s termination of employment as defined in the employment agreement,

2025 Executive Compensation Components

For the fiscal year ended December 31, 2025, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites.

Based on the amounts set forth in the Summary Compensation table, during 2025, salary accounted for approximately 77.4% of the total compensation of our NEOs, while equity option awards and other compensation accounted for approximately 22.6% of the total compensation of the NEOs.

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

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit-based salary increases for executives are based on the Compensation Committee’s assessment of the individual’s performance. The base salary for the executives are set forth in their respective employment agreements, which annual salary may be increased from time to time, but not reduced, as determined by the Compensation Committee. On January 23, 2025, the Board appointed Mr. Richard Grondin as the Company’s EVP of Hanford and International Waste Operations, at an annual salary of $315,267. Prior to his appointment to such office, Mr. Grondin previously served as the Company’s EVP of Waste Treatment Operations. Additionally, on January 23, 2025, the Board appointed Mr. Troy Eshleman as the Company’s COO, at an annual salary of $320,000. Mr. Troy Eshleman was originally hired by the Company on January 6, 2025 as Vice President of Operations.

Performance-Based Incentive Compensation

The Compensation Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of our corporate objectives by directors and the NEOs, encourage the growth of stockholder value and enable employees to participate in our long-term growth and profitability. The Compensation Committee may grant stock options and/or performance bonuses, subject to approvals by the Board. In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate. In addition, the CEO has discretionary authority to grant stock options to certain executives or officers, subject to the approval of the Compensation Committee and the Board. The exercise price for each stock option granted is at or above the market price of our Common Stock on the date of grant. Stock options may be awarded to newly hired or promoted executives by the Compensation Committee, subject to Board approval. Grants of stock options to eligible newly hired executive officers are generally made at the next regularly scheduled Compensation Committee meeting following the hire date.

2025 MIPs

On January 23, 2025, the Compensation Committee and the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) approved individual MIPs for the calendar year 2025 for each of the NEOs. Each of the MIPs was effective January 1, 2025.

The performance compensation payable under each MIP was based upon meeting certain of the Company’s separate target objectives during 2025 as described in each of the MIPs below, provided, however, no performance compensation was to be paid for attaining any of the Company’s separate target objectives unless a minimum of 75% of the EBITDA (earnings before interest, taxes, depreciation and amortization) target objective was achieved. The Compensation Committee believes performance compensation payable under each of the MIPs should be based on achievement of at least 75% of EBITDA, a non-U.S. GAAP (accounting principles generally accepted in the United States of America) financial measurement, as the Company believes that this target provides a better indicator of operating performance as it excludes certain non-cash items. EBITDA has certain limitations as it does not reflect all items of income or cash flows that affect the Company’s financial performance under U.S. GAAP. In formulating such targets, the Compensation Committee and the Board considered 2024 results, the Board-approved budget for 2025, economic conditions, forecasts for 2025 government spending, as well as the Compensation Committee’s expectation for performance that in its estimation would warrant payment of incentive cash compensation.

Performance compensation amounts under the 2025 MIPs are to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2025. No compensation was earned under any of the MIPs for the NEOs in 2025.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total to be paid to the NEOs under the MIPs may not exceed 50% of the Company’s pre-tax net income prior to the calculation of performance compensation.

The following schedules reflect performance compensation payable under each of the MIPs, along with a description of the target objectives.

CEO MIP:

Annualized Base Pay:	$417,155
Performance Incentive Compensation Target (at 100% of Plan):	$208,578
Total Annual Target Compensation (at 100% of Plan):	$625,733

Perma-Fix Environmental Services, Inc.

2025 Management Incentive Plan

CEO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (7)	$10,429	$20,858	$35,756	$50,655	$80,451

EBITDA (2)	62,572	125,146	214,537	303,927	482,708

Health & Safety (5) (7)	15,643	31,287	31,287	31,287	31,287

Permit & License Violations (6) (7)	15,643	31,287	31,287	31,287	31,287
	$104,287	$208,578	$312,867	$417,156	$625,733

CFO MIP:

Annualized Base Pay:	$332,811
Performance Incentive Compensation Target (at 100% of Plan):	$166,406
Total Annual Target Compensation (at 100% of Plan):	$499,217

Perma-Fix Environmental Services, Inc.

2025 Management Incentive Plan

CFO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (7)	$8,320	$16,641	$27,338	$36,847	$43,979

EBITDA (2)	62,401	124,805	164,029	221,082	263,872

	70,721	141,446	191,367	257,929	307,851

	Performance Target Achieved
	100%	100%	100%	100%	100%

Regulatory Filing (3) (7)	24,960	24,960	24,960	24,960	24,960

	$95,681	$166,406	$216,327	$282,889	$332,811

EVP of Strategic Initiatives MIP:

Annualized Base Pay:	$277,346
Performance Incentive Compensation Target (at 100% of Plan):	$138,673
Total Annual Target Compensation (at 100% of Plan):	$416,019

Perma-Fix Environmental Services, Inc.

2025 Management Incentive Plan

EVP of Strategic Initiatives MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (7)	$6,934	$13,866	$22,782	$30,706	$36,649

EBITDA (2)	52,001	104,006	136,692	184,237	219,896

	58,935	117,872	159,474	214,943	256,545

	Performance Target Achieved
	100%	100%	100%	100%	100%

PFAS Gen 2 (4) (7)	20,801	20,801	20,801	20,801	20,801

	$79,736	$138,673	$180,275	$235,744	$277,346

EVP of Hanford and International Waste Operations MIP:

Annualized Base Pay:	$315,267
Performance Incentive Compensation Target (at 100% of Plan):	$157,634
Total Annual Target Compensation (at 100% of Plan):	$472,901

Perma-Fix Environmental Services, Inc.

2025 Management Incentive Plan

EVP OF HANFORD AND INTERNATIONAL WASTE OPERATIONS MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (7)	$7,882	$15,763	$22,519	$31,527	$38,282

EBITDA (2)	47,289	94,581	135,114	189,160	229,695

Health & Safety (5) (7)	11,823	23,645	23,645	23,645	23,645

Permit & License Violations (6) (7)	11,823	23,645	23,645	23,645	23,645
	$78,817	$157,634	$204,923	$267,977	$315,267

Chief Operating Officer MIP:

Annualized Base Pay:	$320,000
Performance Incentive Compensation Target (at 100% of Plan):	$160,000
Total Annual Target Compensation (at 100% of Plan):	$480,000

Perma-Fix Environmental Services, Inc.

2025 Management Incentive Plan

CHIEF OPERATING OFFICER MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (7)	$8,000	$16,000	$22,857	$32,000	$38,857

EBITDA (2)	48,000	96,000	137,143	192,000	233,143

Health & Safety (5) (7)	12,000	24,000	24,000	24,000	24,000

Permit & License Violations (6) (7)	12,000	24,000	24,000	24,000	24,000
	$80,000	$160,000	$208,000	$272,000	$320,000

(1)	Revenue was defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2025 financial statements. The percentage achieved was determined by comparing the actual consolidated revenue for 2025 to the Board-approved revenue target for 2025.

(2)	EBITDA was defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations. The percentage achieved was determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2025.

(3)	Regulatory Filing Incentive Target was based on meeting all deadlines (including allowable extensions granted by the Securities and Exchange Commission (“SEC”)) for the Form 10-K, Form 10-Q and 8-Ks required by SEC.

(4)	PFAS (Per- and polyfluoroalkyl substances) Gen 2 Target was based on startup of the Company’s generation 2 reactor with the ability to generate revenue in treatment of PFAS waste.

(5)	The Health and Safety Incentive target was based upon the actual number of Worker’s Compensation Lost Time Accidents (“WCLTA”), as provided by the Company’s Worker’s Compensation carrier. For the EVP of Hanford and International Waste Operations, the Health and Safety Incentive target was determined based on the actual number of WCLTA at the Company’s Perma-Fix Northwest Richland, Inc. facility and international operations. The Corporate Controller submitted a report on a quarterly basis documenting and confirming the number of WCLTA, supported by the Worker’s Compensation Loss Report provided by the Company’s carrier or broker. Such claims were identified on the loss report as “indemnity claims.” The following number of WCLTA and corresponding performance target thresholds was established for the annual Incentive Compensation Plan calculation for 2025.

		EVP of Hanford and International
CEO and COO		Waste Operations
Work Comp.	Performance	Work Comp.	Performance
Claim Number	Target Achieved	Claim Number	Target Achieved
3	75%-89%	2	75%-89%

2	90%-110%	1	90%-110%

1	111%-129%	1	111%-129%

1	130-150%	1	130-150%

1	>150%	1	>150%

(6)	Permits or License Violations incentive was earned/determined according to the scale set forth below: An “official notice of non-compliance” was defined as an official communication during 2025 from a local, state, federal, or foreign regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which resulted in a facility’s implementation of corrective action(s) which included a material financial obligation, as determined by the Company’s Board of Directors in their sole discretion, to the Company. For the EVP of Hanford and International Waste Operations, the permit or license violations incentive was earned/determined based on results from the Company’s Perma-Fix Northwest Richland, Inc. facility and international operations.

		EVP of Hanford and International
CEO and COO		Waste Operations
Work Comp.	Performance	Work Comp.	Performance
Claim Number	Target Achieved	Claim Number	Target Achieved
3	75%-89%	2	75%-89%

2	90%-110%	1	90%-110%

1	111%-129%	1	111%-129%

1	130-150%	1	130-150%

1	>150%	1	>150%

(7)	No performance incentive compensation was payable for the target objective unless a minimum of 75% of the EBITDA target objective was achieved.

2026 MIPs

On January 22, 2026, the Compensation Committee and the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) approved individual MIPs for the calendar year 2026 for each of the NEOs. Each of the MIPs is effective January 1, 2026.

The performance compensation payable under each MIP is based upon meeting certain of the Company’s separate target objectives during 2026 as described in each of the MIPs below, provided, however, no performance compensation is to be paid for attaining any of the Company’s separate target objectives unless a minimum of 75% of the EBITDA target objective is achieved. In formulating such targets, the Compensation Committee and the Board considered 2025 results, the Board-approved budget for 2026, economic conditions, forecasts for 2026 government spending, as well as the Compensation Committee’s expectation for performance that in its estimation would warrant payment of incentive cash compensation.

Performance compensation amounts under the 2026 MIPs, if earned, are to be paid on or about 90 days after year-end, or sooner, based on finalization of our audited financial statements for 2026.

The Compensation Committee retains the right to modify, change or terminate each MIP and may adjust the various target amounts described below, at any time and for any reason.

The total to be paid to the NEOs under the MIPs may not exceed 50% of the Company’s pre-tax net income prior to the calculation of performance compensation.

The following schedules reflect performance compensation payable under each of the MIPs, along with a description of the target objectives.

CEO MIP:

Annualized Base Pay:	$429,670
Performance Incentive Compensation Target (at 100% of Plan):	$214,835
Total Annual Target Compensation (at 100% of Plan):	$644,505

Perma-Fix Environmental Services, Inc.

2026 Management Incentive Plan

CEO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (8)	$10,742	$21,484	$36,829	$52,174	$82,866

EBITDA (2)	64,449	128,901	220,973	313,045	497,189

Health & Safety (6) (8)	16,113	32,225	32,225	32,225	32,225

Permit & License Violations (7) (8)	16,113	32,225	32,225	32,225	32,225
	$107,417	$214,835	$322,252	$429,669	$644,505

CFO MIP:

Annualized Base Pay:	$342,795
Performance Incentive Compensation Target (at 100% of Plan):	$171,398
Total Annual Target Compensation (at 100% of Plan):	$514,193

Perma-Fix Environmental Services, Inc.

2026 Management Incentive Plan

CFO MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (8)	$8,570	$17,140	$28,158	$37,952	$45,298

EBITDA (2)	64,273	128,548	168,949	227,714	271,787

	72,843	145,688	197,107	265,666	317,085

	Performance Target Achieved
	100%	100%	100%	100%	100%

Regulatory Filing (3) (8)	25,710	25,710	25,710	25,710	25,710

	$98,553	$171,398	$222,817	$291,376	$342,795

EVP of Strategic Initiatives MIP:

Annualized Base Pay:	$285,666
Performance Incentive Compensation Target (at 100% of Plan):	$142,833
Total Annual Target Compensation (at 100% of Plan):	$428,499

Perma-Fix Environmental Services, Inc.

2026 Management Incentive Plan

EVP of Strategic Initiatives MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (8)	$7,142	$14,283	$23,465	$31,627	$37,749

EBITDA (2)	53,561	107,126	140,793	189,764	226,493

	60,703	121,409	164,258	221,391	264,242

	Performance Target Achieved
	100%	100%	100%	100%	100%

Perma-FAS Destruction Efficiency (4) (8)	10,712	10,712	10,712	10,712	10,712

Performance Standards and Operating Instructions (5) (8)	10,712	10,712	10,712	10,712	10,712

	$82,127	$142,833	$185,682	$242,815	$285,666

EVP of Hanford and International Waste Operations MIP:

Annualized Base Pay:	$324,725
Performance Incentive Compensation Target (at 100% of Plan):	$162,363
Total Annual Target Compensation (at 100% of Plan):	$487,088

Perma-Fix Environmental Services, Inc.

2026 Management Incentive Plan

EVP OF HANFORD AND INTERNATIONAL WASTE OPERATIONS MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (8)	$8,118	$16,236	$23,195	$32,473	$39,431

EBITDA (2)	48,708	97,419	139,168	194,835	236,586

Health & Safety (6) (8)	12,177	24,354	24,354	24,354	24,354

Permit & License Violations (7) (8)	12,177	24,354	24,354	24,354	24,354
	$81,180	$162,363	$211,071	$276,016	$324,725

Chief Operating Officer MIP:

Annualized Base Pay:	$329,600
Performance Incentive Compensation Target (at 100% of Plan):	$164,800
Total Annual Target Compensation (at 100% of Plan):	$494,400

Perma-Fix Environmental Services, Inc.

2026 Management Incentive Plan

CHIEF OPERATING OFFICER MIP MATRIX

Target Objectives	Performance Target Achieved
	75%-89%	90%-110%	111%-129%	130%-150%	>150%

Revenue (1) (8)	$8,240	$16,480	$23,543	$32,960	$40,023

EBITDA (2)	49,440	98,880	141,257	197,760	240,137

Health & Safety (6) (8)	12,360	24,720	24,720	24,720	24,720

Permit & License Violations (7) (8)	12,360	24,720	24,720	24,720	24,720
	$82,400	$164,800	$214,240	$280,160	$329,600

(1)	Revenue is defined as the total consolidated third-party top line revenue as publicly reported in the Company’s 2026 financial statements. The percentage achieved is determined by comparing the actual consolidated revenue for 2026 to the Board-approved revenue target for 2026.

(2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization from continuing and discontinued operations. The percentage achieved is determined by comparing the actual EBITDA to the Board-approved EBITDA target for 2026.

(3)	Regulatory Filing Incentive Target is based on meeting all deadlines (including allowable extension granted by the Securities and Exchange Commission (“SEC”)) for the Form 10-K, Form 10-Q and 8-Ks required by the SEC.

(4)	Perma-FAS Destruction Efficiency Target is defined as achieving Perma-FAS overall destruction efficiency production costs per unit equal to or less than a Board-approved per gallon costs.

(5)	PFAS Reactor Standards and Instruction Target is defined as development of final performance standards and operating instructions for both Gen 1 and Gen 2 reactors.

(6)	The Health and Safety Incentive target is based upon the actual number of WCLTA, as provided by the Company’s Worker’s Compensation carrier. For the EVP of Hanford and International Waste Operations, the Health and Safety Incentive target is determined based on the actual number of WCLTA at the Company’s Perma-Fix Northwest Richland, Inc. facility and international operations. The Corporate Controller will submit a report on a quarterly basis documenting and confirming the number of WCLTA, supported by the Worker’s Compensation Loss Report provided by the Company’s carrier or broker. Such claims will be identified on the loss report as “indemnity claims.” The following number of WCLTA and corresponding performance target thresholds is established for the annual Incentive Compensation Plan calculation for 2026.

		EVP of Hanford and International
CEO and COO		Waste Operations
Work Comp.	Performance	Work Comp.	Performance
Claim Number	Target Achieved	Claim Number	Target Achieved
3	75%-89%	2	75%-89%

2	90%-110%	1	90%-110%

1	111%-129%	1	111%-129%

1	130-150%	1	130-150%

1	>150%	1	>150%

(7)	Permits or License Violations incentive is earned/determined according to the scale set forth below: An “official notice of non-compliance” is defined as an official communication during 2026 from a local, state, federal, or foreign regulatory authority alleging one or more violations of an otherwise applicable Environmental, Health or Safety requirement or permit provision, which results in a facility’s implementation of corrective action(s) which includes a material financial obligation, as determined by the Company’s Board of Directors in their sole discretion, to the Company. For the EVP of Hanford and International Waste Operations, the permit or license violations incentive is earned/determined based on results from the Company’s Perma-Fix Northwest Richland, Inc. facility and international operations.

		EVP of Hanford and International
CEO and COO		Waste Operations
Work Comp.	Performance	Work Comp.	Performance
Claim Number	Target Achieved	Claim Number	Target Achieved
3	75%-89%	2	75%-89%

2	90%-110%	1	90%-110%

1	111%-129%	1	111%-129%

1	130-150%	1	130-150%

1	>150%	1	>150%

(8)	No performance incentive compensation will be payable for the target objective unless a minimum of 75% of the EBITDA target objective is achieved.

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

The Company’s NEOs have outstanding options from the Company’s 2017 Plan (See “Item 11 – Executive Compensation – Outstanding Equity Awards at Fiscal Year-End - Outstanding Equity Awards as of December 31, 2025,” for outstanding options under the 2017 Plan for each of our NEOs).

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.

Retirement and Other Benefits

401(k) Plan

The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during four quarterly open periods of January 1, Apri1 1, July 1, and October 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. At our discretion, we may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. In 2025, the Company contributed approximately $593,000 in 401(k) matching funds, of which approximately $32,400 was for our NEOs (see the “Summary Compensation” table in this section for 401(k) matching fund contributions made for the NEOs for 2025).

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

Compensation of Directors

Directors who are employees receive no additional compensation for serving on the Board or its committee(s). In 2025, the Company provided the following annual compensation to each non-employee director for service on the Board and the committee(s) for which he/she serves:

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

Each director may elect to have either 65% or 100% of such fees payable in Common Stock under the 2003 Outside Directors Stock Plan (the “2003 Outside Directors Plan”), with the balance, if any, payable in cash. Each non-employee director was also granted an NQSO to purchase 10,000 shares of Common Stock upon reelection with vesting of 25% per year, beginning on the first anniversary date of the grant, with each option having a 10-year term.

As an executive officer of the Company, each Dr. Louis Centofanti and Mark Duff, is not eligible to receive compensation for his respective service as a director of the Company (See “Executive Compensation,” - “Summary Compensation” table for each of Dr. Centofanti’s and Mark Duff’s annual salary and other compensation as an employee of the Company).

The table below summarizes compensation expenses recognized by the Company for director options and stock awards (resulting from fees earned) for the year ended December 31, 2025. The terms of the 2003 Plan are further described below under “2003 Outside Directors Plan.”

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (4)		($)	($)	($)	($)

Thomas P. Bostick	—	67,334	86,100	(3)	—	—	—	153,434
Kerry C. Duggan	18,725	46,359	86,100	(3)	—	—	—	151,184
Joseph T. Grumski	—	91,334	86,100	(3)	—	—	—	177,434
Joe R. Reeder	—	81,335	86,100	(3)	—	—	—	167,435
Larry M. Shelton	31,675	78,438	86,100	(3)	—	—	—	196,213
Zach P. Wamp	19,425	48,094	86,100	(3)	—	—	—	153,619
Mark A. Zwecker	26,600	65,866	86,100	(3)	—	—	—	178,566

(1)	Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth above represent the portion of the director’s fees paid in cash and exclude the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Directors Plan, which values are included under “Stock Awards.”

(2)	The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the Nasdaq on the business day immediately preceding the date that the quarterly fee is due. Such shares are fully vested on the date of grant. The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares issuable under the award. The amount shown is the fair value of the Common Stock on the date of the award.

(3)	Reflects options granted under the Company’s 2003 Outside Directors Plan resulting from re-election to the Board on July 24, 2025. Options are for a 10-year period with an exercise price of $12.23 per share and vest 25% per year, beginning on the first anniversary date of the grant. The value of the option award for each outside director is calculated based on the fair value of the option per share (approximately $8.61) on grant date times the number of options granted, which was 10,000 for each director, pursuant to ASC 718, “Compensation – Stock Compensation.”.

(4)	The following table reflects the aggregate number of outstanding NQSOs held by the Company’s directors as of December 31, 2025. As an employee of the Company or its subsidiaries, neither Dr. Centofanti nor Mark Duff is eligible to participate in the 2003 Outside Directors Plan. Options reflected below for each of Dr. Centofanti and Mark Duff were granted from the 2017 Plan as discussed previously:

Options Outstanding at
Name	December 31, 2025
Dr. Louis Centofanti	50,000
Thomas P. Bostick	56,000
Mark J. Duff	120,000
Kerry C. Duggan	56,000
Joseph T. Grumski	58,400
Joe R. Reeder	42,500
Larry M. Shelton	62,000
Zach P. Wamp	63,200
Mark A. Zwecker	62,000
Total	570,100

2003 Outside Directors Plan

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders; therefore, under our 2003 Outside Directors Plan, each outside director is granted a 10-year NQSO to purchase up to 20,000 shares of Common Stock on the date such director is initially elected to the Board, and receives on each re-election date a NQSO to purchase up to another 10,000 shares of our Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date. Common Stock shares subject to option granted vest at 25% per year, beginning on the first anniversary date of the grant and no option shall be exercisable after the expiration of ten years from the date the option is granted. As of December 31, 2025, options to purchase 402,500 shares of Common Stock were outstanding under the 2003 Outside Directors Plan, of which 227,500 were vested.

As a member of the Board, each director may elect to receive either 65% or 100% of his or her director’s fee in shares of our Common Stock. The number of shares received by each director is calculated based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2025, fees earned by our outside directors totaled approximately $575,000.

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

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of Common Stock beneficially owned as of March 2, 2026, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

		Amount and	Percent
	Title	Nature of	of
Name of Beneficial Owner	of Class	Ownership	Class (1)
BlackRock, Inc. (2)	Common	1,006,818	5.43%
The Vanguard Group (3)	Common	935,942	5.05%

(1) The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 18,547,539 shares of Common Stock outstanding on March 2, 2026, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G of BlackRock, Inc., a parent holding Company or control person in accordance with Rule 13d-1(b) (1) (ii) (G), filed with the Commission on November 8, 2024, disclosing that at September 30, 2024, BlackRock, Inc. had sole voting power over 1,002,992 shares and shared voting power over 0 share and sole dispositive power over all shares shown above. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

(3) This information is based on the Schedule 13G of the Vanguard Group., an investment advisor, filed with the Commission on October 30, 2025, disclosing that at September 30, 2025, the Vanguard Group had sole voting power over 0 share and shared voting power over 105,905 shares and sole dispositive power over 824,295 shares and shared dispositive power over 111,647 shares. The address of the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Additionally, as of March 2, 2026, Schelhammer Capital Bank AG, a banking institution regulated by the banking regulations of Austria, has represented to the Company that it holds of record as a nominee for, and as an agent of, certain accredited investors, 1,627,324 shares of our Common Stock. None of the Common Stock held by Schelhammer Capital Bank AG for the account of any single investor represents more than 4.9% of our Common Stock and, to the best knowledge of Schelhammer Capital Bank AG, as far as stocks held by such investors in accounts with Schelhammer Capital Bank AG, none of such investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of disposition or investment of such stock. Additionally, the investors for whom Schelhammer Capital Bank AG acts as nominee with respect to such shares maintain full voting and dispositive power over the Common Stock beneficially owned by such investors, and Schelhammer Capital Bank AG has neither voting nor investment power over such shares. Accordingly, Schelhammer Capital Bank AG believes that (i) it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Schelhammer Capital Bank AG’s name because (a) Schelhammer Capital Bank AG holds the Common Stock as a nominee only, (b) Schelhammer Capital Bank AG has neither voting nor investment power over such shares, and (c) Schelhammer Capital Bank AG has not nominated or sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board; and (ii) it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Schelhammer Capital Bank AG.

Notwithstanding the previous paragraph, if Schelhammer Capital Bank AG’s representations to us described above are incorrect or if the investors for whom Schelhammer Capital Bank AG acts as nominee are acting as a group, then Schelhammer Capital Bank AG or a group of such investors could be a beneficial owner of more than 5% of our voting securities. If Schelhammer Capital Bank AG was deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Schelhammer Capital Bank AG may be considered to beneficially own on March 2, 2026:

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (*)
Schelhammer Capital Bank AG	Common	1,627,324(+)	8.77%

(*) This calculation is based upon 18,547,539 shares of Common Stock outstanding on March 2, 2026, plus the number of shares of Common Stock which Schelhammer Capital Bank AG, as agent for certain accredited investors, has the right to acquire within 60 days, which is none.

(+) This amount is the number of shares that Schelhammer Capital Bank AG has represented to us that it holds of record as nominee for, and as an agent of, certain accredited investors. As of March 2, 2026, the date of Schelhammer Capital Bank AG’s representations to us, Schelhammer Capital Bank AG has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stock. Although Schelhammer Capital Bank AG is the record holder of the shares of Common Stock described in this note, Schelhammer Capital Bank AG has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Schelhammer Capital Bank AG has advised us that it (a) holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board. Accordingly, we do not believe that Schelhammer Capital Bank AG is our affiliate. Schelhammer Capital Bank AG’s address is Goldschmiedgasse 3, A-1010 Wien, Austria.

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of March 2, 2026, by each of our directors and NEOs and by all of our directors and NEOs as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Amount and Nature
Name of Beneficial Owner (2)	of Beneficial Owner (1)		Percent of Class (1)
Thomas P. Bostick (3)	78,838	(3)	*
Kerry C. Duggan (4)	36,767	(4)	*
Dr. Louis F. Centofanti (5)	314,365	(5)	1.69%
Joseph T. Grumski (6)	97,428	(6)	*
Joe R. Reeder (7)	253,501	(7)	1.37%
Larry M. Shelton (8)	230,394	(8)	1.24%
Zack P. Wamp (9)	89,730	(9)	*
Mark A. Zwecker (10)	279,519	(10)	1.50%
Mark Duff (11)	216,556	(11)	1.16%
Richard Grondin (12)	41,308	(12)	*
Ben Naccarato (13)	92,811	(13)	*
Troy Eshleman (14)	11,350	(14)	*
Directors and Executive Officers as a Group (12 persons)	1,742,567	(15)	9.20%

*Indicates beneficial ownership of less than one percent (1%).

(1) The number of shares and the percentage of Common Stock shown as beneficially owned by a person are based up 18,547,529 shares of Common Stock outstanding on March 2, 2026, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days.

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) LTG (ret.) Bostick has sole and voting and investment power over all shares shown, which include: (i) 47,838 shares of Common Stock held of record by LTG (ret.) Bostick, and (ii) options to purchase 31,000 shares which are immediately exercisable.

(4) Ms. Duggan has sole and voting and investment power over all shares shown, which include: (i) 5,767 shares of Common Stock held of record by Ms. Duggan, and (ii) options to purchase 31,000 shares which are immediately exercisable.

(5) These shares include (i) 217,565 shares held of record by Dr. Centofanti, (ii) immediately exercisable options to purchase 34,000 shares, and (iii) 62,800 shares held by Dr. Centofanti’s wife. Dr. Centofanti has sole voting and investment power over all such shares, except for the shares held by Dr. Centofanti’s wife, over which Dr. Centofanti shares voting and investment power.

(6) Mr. Grumski has sole and voting and investment power over all shares shown, which include: (i) 64,028 shares of Common Stock held of record by Mr. Grumski, and (ii) options to purchase 33,400 shares which are immediately exercisable.

(7) Mr. Reeder has sole voting and investment power over all shares shown, which include: (i) 236,001 shares of Common Stock held of record, and (ii) options to purchase 17,500 shares which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over all shares shown, which include: (i) 193,394 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 37,000 shares which are immediately exercisable.

(9) Mr. Wamp has sole voting and investment power over all shares shown, which include: (i) 51,530 shares of Common Stock held of record by Mr. Wamp, and (ii) options to purchase 38,200 shares which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over all shares shown, which include: (i) 242,519 shares of Common Stock held of record by Mr. Zwecker, and (ii) options to purchase 37,000 shares which are immediately exercisable.

(11) Mr. Duff has sole voting and investment power over all shares shown, which include: (i) 134,556 shares of Common Stock held of record by Mr. Duff, and (ii) immediately exercisable options to purchase 82,000 shares.

(12) Mr. Grondin has sole voting and investment power over all shares reflected in the table which are 41,308 shares of Common Stock held of record by Mr. Grondin.

(13) Mr. Naccarato has sole voting and investment power over all shares shown, which include: (i) 48,811 shares of Common Stock held of record by Mr. Naccarato, and (ii) immediately exercisable options to purchase 44,000 shares.

(14) Mr. Eshleman has sole voting and investment power overall all shares shown, which include: 1,350 shares of Common Stock held of record by Mr. Eshleman, and (ii) immediately exercisable options to purchase 10,000 shares.

(15) Amount includes options to purchase 395,100 shares which are immediately exercisable.

Equity Compensation Plans

The following table sets forth information as of December 31, 2025, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	982,000	$7.04	134,971	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	982,000	$7.04	134,971

(1) Includes (i) 83,971 shares available for grant under the 2003 Outside Directors Stock Plan and (ii) 51,000 shares available for issuance under the 2017 Stock Option Plan. On November 13, 2025, the Board approved an amendment to the Company’s 2017 Stock Option Plan to increase the number of shares authorized under the 2017 Plan by 600,000 shares, which is subject to the Company’s stockholders either at a special meeting of the Company’s stockholders or at the 2026 Annual Meeting of Stockholders, provided any such approval must be obtained within 12 months of the Board’s approval of the 600,000 shares. The amount noted in the column (c) does not include the 600,000 shares.

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

Related Party Transactions

David Centofanti

David Centofanti serves as our Vice President of Information Systems. For such position, he received annual compensation of $200,000 and $195,000 for the years 2025 and 2024, respectively. David Centofanti is the son of Dr. Louis F. Centofanti, our EVP of Strategic Initiatives, who is also a Board member.

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

The following table reflects the aggregate fees for the audit and other services provided by Grant Thornton LLP, the Company’s independent registered public accounting firm, for fiscal years 2025 and 2024:

Fee Type	2025	2024

Audit Fees(1)	$644,000	$824,000

Tax Fees (2)	105,000	111,000

Total	$749,000	$935,000

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

Engagement of the Independent Auditor

To ensure that our independent registered public accounting firm is engaged only to provide audit and non-audit services that are compatible with maintaining its independence, the Audit Committee has a policy that requires the Committee to review and approve in advance all services to be provided by the Company’s independent accounting firm before the firm is engaged to provide those services. The Audit Committee considers non-audit services and fees when assessing auditor independence and determined that tax return preparation and other tax compliance services is compatible with maintaining our accounting firm’s independence. All services under the headings Audit Fees and Tax Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee’s pre-approval policy provides as follows:

●	The Audit Committee will review and pre-approve on an annual basis all audits, audit-related, tax and other services, along with acceptable cost levels, to be performed by the independent accounting firm and any member of the independent accounting firm’s alliance network of firms and may revise the pre-approved services during the period based on later determinations. Pre-approved services typically include audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management’s internal controls and specified tax matters.
●	Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.
●	The Audit Committee may delegate pre-approval authority to one or more of the Audit Committee members. The delegated member must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)(1)	Consolidated Financial Statements

See Item 8 for the Index to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

Schedules are not required, are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.

By	/s/ Mark Duff	Date	March 24, 2026
Mark Duff
Chief Executive Officer, President and
Principal Executive Officer

By	/s/ Ben Naccarato	Date	March 24, 2026
Ben Naccarato
Chief Financial Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Thomas P. Bostick	Date	March 24, 2026
Thomas P. Bostick, Director

By	/s/Dr. Louis F. Centofanti	Date	March 24, 2026
Dr. Louis F. Centofanti, Director

By	/s/Mark J. Duff	Date	March 24, 2026
Mark J. Duff, Director

By	/s/ Kerry C. Duggan	Date	March 24, 2026
Kerry C. Duggan, Director

By	/s/Joseph T. Grumski	Date	March 24, 2026
Joseph T. Grumski, Director

By	/s/ Joe R. Reeder	Date	March 24, 2026
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 24, 2026
Larry M. Shelton, Chairman of the Board

By	/s/ Zach P. Wamp	Date	March 24, 2026
Zach P. Wamp, Director

By	/s/ Mark A. Zwecker	Date	March 24, 2026
Mark A. Zwecker, Director

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(i) to the Company’s Form 10-Q for Quarter ended March 31, 2021 filed on May 6, 2021.
3(ii)	Second Amended and Restated Bylaws, as amended effective November 13, 2025, of Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 3(ii) to the Company’s 8-K filed on November 19, 2025.
4.1	Revised Second Amended and Restated Revolving Credit, Term Loan and Security Agreement referenced as Annex A in the Fifth Amendment, as incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed on August 29, 2022.
4.2	Tenth Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 11, 2025, between Perma-Fix Environmental Services, Inc. and PNC Bank, National Association, as incorporated by reference from Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2024, filed on March 13, 2025.
10.1	2003 Outside Directors’ Stock Plan of the Company, as incorporated by reference from Exhibit 10.1 to the Company’s 2019 Form 10-K filed on March 20, 2020.
10.2	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.2 to the Company’s 2019 Form 10-K filed on March 20, 2020.
10.3	Second Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.3 to the Company’s 2023 Form 10-K, filed on March 13, 2024.
10.4	Third Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.4 to the Company’s 2023 Form 10-K, filed on March 13, 2024.
10.5	Fourth Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit 10.5 to the Company’s 2023 Form 10-K, filed on March 13, 2024.
10.6	Fifth Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Exhibit A to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders filed on June 10, 2021.
10.7	2017 Stock Option Plan, as incorporated by reference from Exhibit 10.7 to the Company’s 2023 Form 10-K, filed on March 13, 2024.
10.8	First Amendment to 2017 Stock Option Plan, as incorporated by reference from Appendix “A” to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders filed on June 12, 2020.
10.9	Second Amendment to 2017 Stock Option Plan, as incorporated by reference from Appendix “A” to the Company’s Proxy Statement for it 2023 Annual Meeting of Stockholders filed on June 8, 2023.
10.10	Employment Agreement dated April 20, 2023, between Mark Duff, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 26, 2023.
10.11	Employment Agreement dated April 20, 2023, between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on April 26, 2023.
10.12	Employment Agreement dated April 20, 2023, between Dr. Louis Centofanti, EVP of Strategic Initiatives, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on April 26, 2023.
10.13	Employment Agreement dated April 20, 2023, between Richard Grondin, EVP of Waste Treatment Operations and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on April 26, 2023.
10.14	Memorandum amending Employment Agreement dated April 20, 2023, for EVP of Waste Treatment Operations, as incorporated by reference from Exhibit 99.7 to the Company’s Form 8-K filed January 29, 2025.

10.15	Employment Agreement dated April 17, 2025, between Troy Eshleman, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 21, 2025.
10.16	2026 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 28, 2026. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.17	2026 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on January 28, 2026. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.18	2026 Incentive Compensation Plan for EVP of Strategic Initiatives, effective January 1, 2026, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on January 28, 2026. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.19	2026 Incentive Compensation Plan for EVP of Hanford and International Waste Operations, effective January 1, 2026, as incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on January 28, 2026. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LLIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.20	2026 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on January 28, 2026. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LLIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.21	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Executive Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K/A filed on October 20, 2021.
10.22	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Financial Officer, dated October 14, 2021, as incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K/A filed on October 20, 2021.
10.23	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Strategic Initiatives, dated October 14, 2021, as incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K/A filed on October 20, 2021.
10.24	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and EVP of Waste Treatment Operations, dated October 14, 2021, as incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K/A filed on October 20, 2021.
10.25	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Executive Officer, dated January 19, 2023, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 23, 2023.
10.26	Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Financial Officer, dated January 19, 2023, as incorporated by reference from Exhibit 99.7 to the Company’s Form 8-K filed on January 23, 2023.
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

10.29

Incentive Stock Option Agreement between Perma-Fix Environmental Services, Inc. and Chief Operating Officer, dated January 23, 2025, as incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on January 29, 2025.

10.30	Mixed Direct & Framework Contract for Services (Number -945711-IPR-2023), issued by European Commission to Perma-Fix Environmental Services, Inc. and Campoverde Srl, dated December 18, 2023, as incorporated by reference from Exhibit 10.35 to the Company’s 2023 Form 10-K, filed on March 13, 2024. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND WOULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IF PUBLICLY DISCLOSED.
10.31	Form of Placement Agents’ Warrants, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on May 24, 2024.
10.32	Form of Representative’s Warrants in connection with Underwriting Agreement, dated as of December 18, 2024, as incorporated by reference to exhibit 10.31 to the Company’s 2024 Form 10-K, filed on March 13, 2025.
10.33	Collective Bargaining Agreement between Perma-Fix Northwest Richland, Inc. and United Association of Plumbers and Steamfitters Local Union 598, Effective October 1, 2025, as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the Quarter ended September 30, 2025, filed on November 10, 2025. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN EXCLUDED BECAUSE IT IS NOT MATERIAL AND COULD LIKELY CAUSE COMPETITIVE HARM TO THE COMPANY IS PUBLICLY DISCLOSED.
19	Insider Trading Policy and Procedures (Stock Trading, Report & Blackout Policy.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton, LLP
31.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer and Principal Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Principal Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
97	Perma-Fix Clawback Policy.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

