Form 10-Q
period 2026-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2026-05-07
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ________________

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 4, 2026
Common Stock, $.001 Par Value	18,564,581 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

i

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below. The defined terms and acronyms identified below are used throughout the document.

AIG	AIG Specialty Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COLA	Cost-of-Living Adjustment
Common Stock	The Company’s common stock, par value $0.001 per share
Compensation Committee	Compensation and Stock Option Committee
COO	Chief Operating Officer
CR	Continuing Resolution
Credit Facility	The Company’s credit facility under a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2027, consisting of (i) up to $12,500,000 revolving credit (“Revolving Credit), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit and borrowing reductions that our lender may impose from time to time; (ii) a term loan of $2,500,000 (“Term Loan”), and (iii) a capital loan (“Capital Loan”) of approximately $524,000
D&D	Decontamination and Decommissioning
DFLAW	Direct-Feed Low-Activity Waste
DOE	U.S. Department of Energy
DOW	U.S. Department of War
EVP	Executive Vice President
EWOC	Environmental Waste Operations Center, an operating facility of the Company.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
IH	Industrial Hygiene
ISO	Incentive Stock Option
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIP	Management Incentive Plan
MMDA	Money Market Deposit Account
NEOSH	Nuclear, Environmental, and Occupational Safety and Health
NOV	Notice of Violation
NQSO	Non-Qualified Stock Option
OSHA	U.S. Occupational Safety and Health Administration
PFAS	Per- and polyfluoroalkyl substances, a group of thousands of synthetic “forever chemicals” manufactured since the 1940s that resist heat, water, stains, and grease. They are found in non-stick cookware, stain-resistant fabrics, food packaging, and firefighting foam, and they persist in the environment and human body, posing significant, long-term health risks
PFF	Perma-Fix of Florida, Inc., a wholly-owned subsidiary of the Company
PFNWR	Perma-Fix Northwest Richland, Inc., a wholly-owned subsidiary of the Company
PFSG	Perma-Fix South Georgia, Inc., a wholly-owned subsidiary of the Company within its discontinued operations
PNC Loan Agreement	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2027
R&D	Research and Development
ROU	Right-of-Use
SEC	The U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative expenses
SOFR	Secured Overnight Finance Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except for Share and Per Share Amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$6,664	$11,768
Accounts receivable, net of allowance for credit losses of $329 and $309, respectively	9,215	11,228
Unbilled receivables	8,001	8,781
Inventories	1,913	1,563
Prepaid and other assets	3,577	2,971
Current assets related to discontinued operations	61	60
Total current assets	29,431	36,371

Property and equipment:
Buildings and land	24,672	24,672
Equipment	27,953	27,365
Vehicles	411	411
Leasehold improvements	8	8
Office furniture and equipment	1,076	1,076
Construction-in-progress	4,284	3,998
Total property and equipment	58,404	57,530
Less accumulated depreciation	(33,403)	(32,930)
Net property and equipment	25,001	24,600

Property and equipment related to discontinued operations	146	146

Operating lease right-of-use assets	1,406	1,445

Intangibles and other long term assets:
Permits	10,750	10,722
Other intangible assets - net	423	362
Finite risk sinking fund (restricted cash)	13,341	13,216
Other assets	1,193	1,172
Total assets	$81,691	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

(Amounts in Thousands, Except for Share and per Share Amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,793	$7,007
Accrued expenses	5,833	5,222
Disposal/transportation accrual	2,505	1,744
Deferred revenue	6,769	7,007
Accrued closure costs - current	27	27
Current portion of long-term debt	574	562
Current portion of operating lease liabilities	483	416
Current portion of finance lease liabilities	310	313
Current liabilities related to discontinued operations	243	270
Total current liabilities	23,537	22,568

Accrued closure costs	8,833	8,698
Long-term debt, less current portion	1,206	1,310
Long-term operating lease liabilities, less current portion	995	1,102
Long-term finance lease liabilities, less current portion	541	619
Long-term liabilities related to discontinued operations	3,600	3,598
Total long-term liabilities	15,175	15,327

Total liabilities	38,712	37,895

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 18,555,181 and 18,525,823 shares issued, respectively; 18,547,539 and 18,518,181 shares outstanding, respectively	18	18
Additional paid-in capital	161,408	161,057
Accumulated deficit	(118,201)	(110,714)
Accumulated other comprehensive loss	(158)	(134)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	42,979	50,139

Total liabilities and stockholders’ equity	$81,691	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2026	2025

Revenues	$11,126	$13,919
Cost of goods sold	14,007	13,262
Gross (loss) profit	(2,881)	657

Selling, general and administrative expenses	4,299	4,015
Gain on disposal of property and equipment	—	(5)
Research and development	303	383
Loss from operations	(7,483)	(3,736)

Other income (expense):
Interest income	180	335
Interest expense	(59)	(112)
Interest expense-financing fees	(21)	(20)
Other	8	33
Loss from continuing operations before taxes	(7,375)	(3,500)
Income tax expense	—	—
Loss from continuing operations, net of taxes	(7,375)	(3,500)

Loss from discontinued operations (net of taxes) (Note 10)	(112)	(73)
Net loss	$(7,487)	$(3,573)

Net loss per common share - basic and diluted:

Continuing operations	$(.40)	$(.19)
Discontinued operations	—	—
Net loss per common share	$(.40)	$(.19)

Weighted average number of common shares used in computing net loss per share:
Basic	18,542	18,424
Diluted	18,542	18,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2026	2025

Net loss	$(7,487)	$(3,573)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(24)	17
Total other comprehensive (loss) income	(24)	17

Comprehensive loss	$(7,511)	$(3,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

			Additional	Common Stock	Accumulated Other		Total
	Common Stock		Paid-In	Held In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity
Balance at December 31, 2025	18,525,823	$18	$161,057	$(88)	$(134)	$(110,714)	$50,139
Net loss	—	—	—	—	—	(7,487)	(7,487)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Issuance of Common Stock for services	9,514	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	19,844	—	16	—	—	—	16
Stock-Based Compensation	—	—	216	—	—	—	216
Balance at March 31, 2026	18,555,181	$18	$161,408	$(88)	$(158)	$(118,201)	$42,979

Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(3,573)	(3,573)
Foreign currency translation	—	—	—	—	17	—	17
Issuance of Common Stock for services	10,565	—	117	—	—	—	117
Issuance of Common Stock upon exercise of options	40,591	—	41	—	—	—	41
Stock-Based Compensation	—	—	196	—	—	—	196
Balance at March 31, 2025	18,436,035	$18	$159,944	$(88)	$(183)	$(100,503)	$59,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(7,487)	$(3,573)
Less: loss from discontinued operations, net of taxes (Note 10)	(112)	(73)

Loss from continuing operations, net of taxes	(7,375)	(3,500)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	490	436
Amortization of debt issuance costs	21	20
Provision for credit losses on accounts receivable	21	20
Issuance of common stock for services	119	117
Stock-based compensation	216	196
Gain on disposal of property and equipment	—	(5)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	1,992	2,248
Unbilled receivables	780	(178)
Prepaid expenses, inventories and other assets	(352)	(30)
Accounts payable, accrued expenses, unearned revenue and other liabilities	440	(1,372)
Cash used in continuing operations	(3,648)	(2,048)
Cash used in discontinued operations	(136)	(56)
Cash used in operating activities	(3,784)	(2,104)

Cash flows from investing activities:
Purchases of property and equipment (net of financed amount)	(859)	(523)
Proceeds from sale of property and equipment	—	5
Addition to permits and other intangible assets	(105)	(53)
Cash used in investing activities of continuing operations	(964)	(571)
Cash used in investing activities of discontinued operations	(1)	(15)
Cash used in investing activities	(965)	(586)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(19,823)	(18,849)
Borrowing on revolving credit	19,823	18,849
Proceeds from issuance of Common Stock upon exercise of options	16	41
Principal repayments of finance lease liabilities	(81)	(71)
Principal repayments of long term debt	(162)	(157)
Payments of offering costs from sale of Common Stock completed in December 2024	—	(194)
Payment of debt issuance costs	—	(15)
Cash used in financing activities	(227)	(396)

Effect of exchange rate changes on cash	(3)	—

Decrease in cash and finite risk sinking fund (restricted cash)	(4,979)	(3,086)
Cash and finite risk sinking fund (restricted cash) at beginning of period	24,984	41,655
Cash and finite risk sinking fund (restricted cash) at end of period	$20,005	$38,569

Supplemental disclosure:
Interest paid, net of capitalized amount of $34 and $0, respectively	$62	$112
Income taxes paid	—	—
Non-cash investing and financing activities:
Equipment purchase subject to finance lease	—	132
Advance for equipment purchase subject to financing	47	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries.

Financial Position and Liquidity

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $7,375,000 during the first quarter of 2026. The Company also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $3,648,000 during the first quarter of 2026, which contributed to declines in cash balances as the Company continued to fund operations and investments. These results were due in part to delays in the passage of a Federal Budget and the continued use of continuing resolutions by Congress, as well as increased investments in PFAS technology, expansion of treatment capacity, workforce growth, and infrastructure enhancements intended to support anticipated waste treatment volumes, including those related to the DFLAW program. As of March 31, 2026, the Company had cash of $6,664,000. The Company’s expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

These conditions and events, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company expects to fund its anticipated cash requirements from cash on hand, expected cash flows from operations, and borrowing availability under its Revolving Credit facility. However, borrowing availability under the Revolving Credit facility is subject to compliance with applicable financial covenants and other conditions, and projected cash flows from operations are subject to timing and uncertainty, including those resulting from ongoing federal spending constraints. Accordingly, if the Company’s current funding sources are negatively impacted by these uncertainties or are otherwise insufficient, additional liquidity would be required to continue operations over the next twelve months.

The Company continues to evaluate strategies intended to supplement its current funding sources and support future operations and investments. Such strategies may include obtaining equity financing, entering into additional financing arrangements, and disposing of certain assets. However, the successful execution of these strategies is dependent on factors outside of the Company’s control, and there can be no assurance that the Company will be able to obtain additional liquidity on acceptable terms, or at all.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2025, consolidated financial statements referred to above.

Recently Issued Accounting Standards –Adopted

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The adoption of ASU 2025-05 by the Company in the first quarter of 2026 on a prospective basis did not have a material impact on its condensed consolidated financial statements.

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

Revenue by Contract Type (In thousands)	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$7,878	$232	$8,110	$9,186	$2,930	$12,116
Time and materials	—	3,016	3,016	—	1,803	1,803
Total	$7,878	$3,248	$11,126	$9,186	$4,733	$13,919

Revenue by generator (In thousands)	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$4,705	$2,900	$7,605	$5,250	$4,534	$9,784
Domestic commercial	2,361	233	2,594	1,467	111	1,578
Foreign government	589	80	669	2,207	54	2,261
Foreign commercial	223	35	258	262	34	296
Total	$7,878	$3,248	$11,126	$9,186	$4,733	$13,919

Revenues generated from fixed unit rate contracts within the Services Segment are included within “time and material” caption under the disaggregation table above due to similarity of the revenue recognition methodology.

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

(In thousands)	March 31, 2026	December 31, 2025	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$8,001	$8,781	$(780)	-8.9%

Contract liabilities
Deferred revenue	$6,769	$7,007	$(238)	-3.4%

(In thousands)	March 31, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$5,168	$4,990	$178	3.6%

Contract liabilities
Deferred revenue	$5,881	$6,711	$(830)	-12.4%

During the three months ended March 31, 2026, and 2025, the Company recognized revenue of $4,826,000 and $2,934,000 respectively, related to untreated waste that was in the Company’s control as of the beginning of each respective year. Revenue recognized in each period relates to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

(In thousands)	March 31, 2026	December 31, 2025	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$9,215	$11,228	$(2,013)	-17.9%

	March 31, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$9,311	$11,579	$(2,268)	-19.6%

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

The Company’s operating lease ROU assets and operating lease liabilities primarily include leases for office and warehouse spaces used to conduct our business. Finance leases primarily consist of lab and processing equipment and motor vehicles used by the Company’s facilities’ operations.

The components of lease cost for the Company’s leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating Lease:
Lease cost	$141	$121

Finance Leases:
Amortization of ROU assets	82	63
Interst on lease liablity	22	23
	104	86

Short-term lease rent expense	2	2

Total lease cost	$247	$209

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of March 31, 2026, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	3.5	2.9

Weighted average discount rate	7.8%	9.7%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of March 31, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.5	3.7

Weighted average discount rate	7.7%	9.4%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of March 31, 2026, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2026 (Remaining)		$437		$286
2027		492		372
2028		355		198
2029		349		118
2030		77		4
Total undiscounted lease payments		1,710		978
Less: Imputed interest		(232)		(127)
Present value of lease payments		$1,478		$851

Current portion of operating lease obligations		$483	$	N/A
Long-term operating lease obligations, less current portion		$995	$	N/A
Current portion of finance lease obligations	$	N/A		$310
Long-term finance lease obligations, less current portion	$	N/A		$541

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$142	$113
Operating cash flow from finance leases	$22	$23
Financing cash flow from finance leases	$81	$71

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$—	$132
Operating liabilities	$70	$—

5.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		March 31, 2026			December 31, 2025
	Weighted Average Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patents	5.9	$765	$(462)	$303	$760	$(456)	$304
Software	3	746	(626)	120	676	(618)	58
Permits	10	83	(3)	80	—	—	—
Total		$1,549	$(1,091)	$503	$1,436	$(1,074)	$362

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The permits disclosed above reflect the capitalization of costs associated with the renewal of certain regulatory permits. These costs represent fees paid to secure the Company’s right to operate for a defined ten-year period and are therefore amortized on a straight-line basis over that period.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2026 (Remaining)	$40
2027	36
2028	25
2029	22
2030	19

Amortization expenses relating to the definite-lived intangible assets as discussed above were $17,000 and $15,000 for the three months ended March 31, 2026, and 2025, respectively.

6.	Capital Stock, Stock Plans, Warrants and Stock Based Compensation

The Company has certain stock option plans under which it may award ISO and/or NQSOs to employees, officers, outside directors, and outside consultants. No option was granted during the first quarter of 2026.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2026, and 2025, for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2026	2025
Employee Stock Options	$106,000	$107,000
Director Stock Options	110,000	89,000
Total	$216,000	$196,000

As March 31, 2026, the Company had approximately $1,694,000 of total unrecognized compensation costs related to unvested options for employees and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.6 years.

The summary of the Company’s total stock option plans as of March 31, 2026, and March 31, 2025, along with changes during the periods then ended, is presented below. The Company’s stock option plans consist of the 2017 Stock Option Plan and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2026	982,000	$7.04
Granted	—	$—
Exercised	(32,000)	$5.98		$267,095
Options outstanding end of period (1)	950,000	$7.08	4.4	$3,536,448
Options exercisable at March 31, 2026(2)	518,000	$6.53	3.9	$2,322,727

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	50,000	$10.70
Exercised	(52,500)	$3.18		$389,555
Options outstanding end of period (2)	998,400	$6.56	4.8	$1,392,954
Options exercisable at March 31, 2025(3)	415,500	$5.75	4.1	$685,432

(1)	Options with exercise prices ranging from $3.31 to $12.23
(2)	Options with exercise prices ranging from $3.31 to $10.70
(3)	Options with exercise prices ranging from $3.31 to $9.81
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the three months ended March 31, 2026, the Company issued a total of 9,514 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on the Board. The Company recorded approximately $119,000 in compensation expenses (included in SG&A) in connection with the issuance of shares of its Common Stock to outside directors.

During the three months ended March 31, 2026, the Company issued an aggregate 15,844 shares of its Common Stock from cashless exercises of options for the purchase of 28,000 shares of the Company’s Common Stock ranging from $3.95 per share to $7.75 per share. Additionally, the Company issued an aggregate 4,000 shares of its Common Stock from cash exercises of options for the purchase of 4,000 shares of the Company’s Common Stock, at exercise prices of $3.95 per share, resulting in proceeds of approximately $16,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriter, placement agents and their designees to purchase up to an aggregate 188,038 shares of the Company’s Common Stock at exercise prices of $11.50 and $12.19 per share. These warrants remained outstanding as of March 31, 2026.

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

	Three Months Ended
	(Unaudited)
	March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2026	2025
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(7,375)	$(3,500)
Basic and diluted loss per share	$(.40)	$(.19)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(112)	$(73)
Basic and diluted loss per share	$—	$—

Net loss per common share
Net loss	$(7,487)	$(3,573)
Basic and diluted loss per share	$(.40)	$(.19)

Weighted average shares outstanding:
Basic weighted average shares outstanding	18,542	18,424
Add: dilutive effect of stock options	—	—
Add: dilutive effect of warrants	—	—
Diluted weighted average shares outstanding	18,542	18,424

For the three months ended March 31, 2026, 1,138,038 weighted average shares of Common Stock underlying options and warrants were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2025, 1,174,216 weighted average shares of Common Stock underlying options and warrants were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8.	Long Term Debt

Long-term debt consists of the following as of March 31, 2026, and December 31, 2025:

(Amounts in Thousands)	March 31, 2026		December 31, 2025
Revolving Credit facility dated May 8, 2020, subject to monthly borrowing base calculation. Effective interest rates for first quarter of 2026 was 8.7% (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments in principal of approximately $42. Effective interest rates for first quarter of 2026 was 7.6% (1)	1,208		1,333
Capital Loan dated May 4, 2021, payable in equal monthly installments in principal of approximately $9. Effective interest rates for first quarter of 2026 was 7.0% (1)	122		149
Debt Issuance Costs (2)	(92	)(2)	(114	)(2)
Notes Payable up to 2044, with annual interest rates ranging from 8.2% to 10.7% (3)	542		504
Total debt	1,780		1,872
Less current portion of long-term debt	574		562
Long-term debt	$1,206		$1,310

(1)	Under our Credit facility, our Revolving Credit facility is collateralized by our accounts receivable, and our Term Loan and Capital Loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility.

(3)	Includes a promissory note entered into on July 24, 2024, in connection with the purchase of the Company’s EWOC property which include a variable interest rate provision, which interest rate will be adjusted at the end of years five, ten and fifteen from the date of the note.

Credit Facility

The Company’s Credit Facility, established pursuant to its PNC Loan Agreement, and maturing on May 15, 2027, consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,350,000 as of March 31, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of March 31, 2026). The Credit Facility also includes the Term Loan and the Capital Loan.

Pursuant to the PNC Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (6.75% as of March 31, 2026) plus 2% or SOFR (as defined in the Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

As of March 31, 2026, no early termination fee applies to any future repayment of the outstanding balance under the Credit Facility.

As of March 31, 2026, the Company had no outstanding borrowing under its Revolving Credit and its Liquidity, defined under the PNC Loan Agreement as borrowing availability under the Revolving Credit plus cash in the MMDA maintained with the Company’s lender, was approximately $10,720,000. Pursuant to the PNC Loan Agreement, the Company is required to maintain a minimum of $5,000,000 in daily Liquidity.

The PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by the lender, could result in a default under the PNC Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the PNC Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first quarter of 2026.

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

Michael O’Neill

On November 25, 2024, purported shareholder Michael O’Neill (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware against the Company and all current directors of the Company (the “Defendants”), asserting individual and class action claims for alleged breach of contract and breach of fiduciary duty. The case is styled Michael O’Neill v. Perma-Fix Environmental Services, Inc., et al., C.A. No. 2024-1211-PAF.

The complaint purports to be brought by the named plaintiff individually and on behalf of all “similarly situated Perma-Fix stockholders.” The complaint alleged that a proposal submitted to the Company’s stockholders at the Annual Meeting of Stockholders on July 20, 2023, with respect to the Second Amendment to the Company’s 2017 Stock Option Plan, to increase the number of shares available to be issued thereunder by 600,000 shares (the “Share Increase Proposal”), failed to pass, despite the Company reporting on its Current Report on Form 8-K filed with the SEC on July 24, 2023, that the Share Increase Proposal had in fact passed. Although the Company calculated the vote in accordance with the vote requirement disclosed in the Company’s proxy statement relating to, among other matters, the Share Increase Proposal, the putative class action asserted that a vote requirement set forth in Article II, Section 6 of the Bylaws compelled a different result, specifically, that broker non-votes should have been counted as votes against the proposal, despite the fact that (i) the Company had consistently excluded broker non-votes as being considered voting present with respect to a proposal on which the broker is not permitted to vote if not given instruction by the beneficial owner of the shares held of record by the broker, (ii) the vote requirement set forth in Article II, Section 6 of the Company’s Bylaws (the “Bylaws”) was explicitly stated as being subject to law, the Certificate of Incorporation or the Bylaws, and (iii) the more specific voting requirement set forth in Article II, Section 12 of the Bylaws clearly expressed that the voting requirement for all matters other than the election of Directors was “a majority of the votes that could be cast at the meeting upon a given question.” Since broker non-votes represent shares that could not be cast on the Share Increase Proposal, the Company believes that it appropriately excluded such shares from the calculation of the vote on the Share Increase Proposal.

However, after the Delaware Court of Chancery’s denial of the Company’s motion to dismiss, finding that the Bylaws could be read in more than one way, the Board acted to eliminate any uncertainty as to the intent of the Bylaws regarding the counting of broker non-votes and as to the effectiveness of the approval of the Share Increase Proposal. On November 13, 2025, the Board rescinded the Share Increase Proposal approved on July 20, 2023, and amended the Bylaws (the “Amended Bylaws”) in order to moot the complaint. Additionally, the Board’s Compensation Committee recommended, and the Board approved, a new amendment to the Company’s 2017 Stock Option Plan to increase the number of shares authorized under the 2017 Stock Option Plan by 600,000 shares (the “New Amendment”). The New Amendment, which essentially replaces the rescinded Share Increase Proposal, is subject to approval by the Company’s stockholders either at a special meeting of the Company’s stockholders or at the 2026 Annual Meeting of Stockholders, provided any such approval must be obtained within 12 months of the Board’s approval of the New Amendment. No options were granted pursuant to the rescinded Share Increase Proposal.

After the plaintiff’s review of the Amended Bylaws, the plaintiff filed an amended and supplemented complaint (the Amended Complaint”) as permitted by the Delaware Court of Chancery, alleging that certain provisions of the Amended Bylaws violated Delaware law (the “Challenged Bylaws).

The plaintiff is seeking a declaration of the Chancery Court that the Challenged Bylaws are invalid, illegal, and void, or, alternatively, an order of the Chancery Court rescinding or enjoining the Challenged Bylaws.

The Company and the other Defendants are vigorously defending against the Amended Complaint.

The Company’s insurance carrier is providing a defense in connection with this lawsuit, subject to a reservation of rights, a $500,000 self-insured retention and the terms and limitations contained in the insurance policy.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $24,550,000 as of March 31, 2026. As of March 31, 2026, and December 31, 2025, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy, which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets, totaled $13,341,000 and $13,216,000, respectively. These amounts included interest earned of $3,870,000 and $3,745,000 as of March 31, 2026 and December 31, 2025, respectively. Interest income for the three months ended March 31, 2026, and 2025, was approximately $125,000 and $144,000, respectively. If the Company so elects, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2026, the total amount of standby letters of credit outstanding was approximately $3,350,000 and the total amount of bonds outstanding was approximately $12,296,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our former Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations had net losses of $112,000 and $73,000 for the three months ended March 31, 2026, and 2025 (net of taxes of $0 for each of the periods). The losses were primarily due to costs incurred in the administration and continued monitoring of our discontinued operations. The Company’s discontinued operations had no revenues for each of the periods noted above.

The following table presents the major class of assets of discontinued operations as of March 31, 2026, and December 31, 2025. No assets and liabilities were held for sale at each of the periods noted.

(Amounts in Thousands)	March 31, 2026	December 31, 2025
Current assets
Other assets	$61	$60
Total current assets	61	60
Long-term assets
Property, plant and equipment, net (1)	146	146
Total long-term assets	146	146
Total assets	$207	$206
Current liabilities
Accounts payable	$51	$67
Accrued expenses and other liabilities	129	127
Environmental liabilities	63	76
Total current liabilities	243	270
Long-term liabilities
Closure liabilities	191	189
Environmental liabilities	3,409	3,409
Total long-term liabilities	3,600	3,598
Total liabilities	$3,843	$3,868

(1)	net of accumulated depreciation of $10,000 for each period presented.

11.	Segment Reporting

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

The Company has two reporting segments, consisting of the Treatment and Services Segments, which are primarily based on a service offering approach and defined as follow:

TREATMENT SEGMENT includes:

-	nuclear, low-level radioactive, mixed waste (containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services primarily through four uniquely licensed and permitted treatment and storage facilities; and
-	R&D activities to identify, develop and implement innovative waste processing techniques for problematic waste streams.

SERVICES SEGMENT includes:

-	Technical services:
○	professional radiological measurement and site survey of large government and commercial installations using advanced methods, technology and engineering;
○	integrated occupational safety and health services including IH assessments; hazardous materials surveys, e.g., exposure monitoring; lead and asbestos management/abatement oversight; indoor air quality evaluations; health risk and exposure assessments; health & safety plan/program development, compliance auditing and training services; and OSHA citation assistance;
○	global technical services providing consulting, engineering, project management, waste management, environmental, and D&D field, technical, and management personnel and services to commercial and government customers; and
○	on-site waste management services to commercial and governmental customers.
-	Nuclear services:
○	technology-based services including engineering, D&D, specialty services and construction, logistics, transportation, processing and disposal;
○	remediation of nuclear licensed and federal facilities and the remediation cleanup of nuclear legacy sites. Such services capability includes project investigation; radiological engineering; partial and total plant D&D; facility decontamination, dismantling, demolition, and planning; site restoration; logistics; transportation; and emergency response; and
-	A company owned equipment calibration and maintenance laboratory that services, maintains, calibrates, and sources (i.e., rental) health physics, IH and customized NEOSH instrumentation.

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

The Company’s CODM is represented by its CEO and COO (or “CODM group”). The CODM group evaluates the performance of the Treatment and Services segments and allocates resources (including financial or capital resources) to each reporting segment based on revenue and income (loss) from operations by comparing actual results for these metrics to budgeted and forecasted amounts on a monthly, quarterly and year-to-date basis. The Company’s CODM group does not evaluate and allocate resources for the reportable segments using assets; therefore, the Company does not disclose assets for its reporting segments.

The table below summarizes loss from operations for the Company’s two reporting segments and its corporate headquarter and provides reconciliation of such financial metric to the Company’s consolidated totals for the three months ended March 31, 2026, and 2025 for our continuing operations. Significant segment expenses that are included in the measure of segment profit or losses for each reportable segment and regularly provided to the CODM include payroll and benefit, material and supplies, disposal, transportation and subcontract expenses and are reflected separately, where applicable (in thousands).

Segment Reporting for the Quarter Ended March 31, 2026

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$7,878	$3,248	$11,126	$—	$11,126
Cost of Goods Sold:
Payroll and benefits expenses	4,764	2,128	6,892	—	6,892
Material and supplies expenses	1,345	—	1,345	—	1,345
Disposal expenses	1,455	—	1,455	—	1,455
Transportation expenses	389	—	389	—	389
Subcontract expenses	—	5	5	—	5
Other cost of goods sold (2)	2,758	1,163	3,921	—	3,921
Total cost of goods sold	10,711	3,296	14,007	—	14,007
Gross loss	(2,833)	(48)	(2,881)	—	(2,881)
SG&A:
Payroll and benefits	877	610	1,487	997	2,484
Other SG&A (3)	562	207	769	1,046	1,815
Total SG&A	1,439	817	2,256	2,043	4,299
Research and development	230	1	231	72	303
Loss from operations	$(4,502)	$(866)	$(5,368)	$(2,115)	(7,483)
Interest income					180
Interest expense					(59)
Interest expense-financing fees					(21)
Other income					8
Loss from continuing operations before taxes					(7,375)
Income tax expense					—
Loss from continuing operations, net of taxes					$(7,375)

Segment Reporting for the Quarter Ended March 31, 2025

	Treatment	Services	Segments Total	Corporate (1)	Consolidated Total
Revenue from external customers	$9,186	$4,733	$13,919	$—	$13,919
Cost of Goods Sold:
Payroll and benefits expenses	4,437	2,013	6,450	—	6,450
Material and supplies expenses	1,351	—	1,351	—	1,351
Disposal expenses	220	—	220	—	220
Transportation expenses	495	—	495	—	495
Subcontract expenses	—	908	908	—	908
Other cost of goods sold (2)	2,433	1,405	3,838	—	3,838
Total cost of goods sold	8,936	4,326	13,262	—	13,262
Gross profit	250	407	657	—	657
SG&A:
Payroll and benefits	873	538	1,411	931	2,342
Other SG&A (3)	483	198	681	992	1,673
Total SG&A	1,356	736	2,092	1,923	4,015
Research and development	291	23	314	69	383
Gain on disposal of property and equipment	—	(5)	(5)	—	(5)
Loss from operations	$(1,397)	$(347)	$(1,744)	$(1,992)	(3,736)
Interest income					335
Interest expense					(112)
Interest expense-financing fees					(20)
Other income					33
Loss from continuing operations before taxes					(3,500)
Income tax expense					—
Loss from continuing operations, net of taxes					$(3,500)

(1)	Amounts reflect the activity for corporate headquarters not included in the segment reporting information.

(2)	Other cost of goods sold for each reportable segment includes:

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

Services- travel, outside services, maintenance and general expenses.

Corporate-maintenance, depreciation and amortization, travel, outside services/public company and general expenses.

The following table presents depreciation and amortization for the three months ended March 31, (in thousands):

	2026	2025
Treatment	$455	$381
Services	24	44
Total segment	479	425
Corporate	11	11
Total	$490	$436

The following table presents capital expenditures for the three months ended March 31, (net of financed amount of $0 and $132 for the three months ended March 31, 2026, and 2025, respectively) (in thousands):

	2026	2025
Treatment	$841	$487
Services	18	36
Total segment	859	523
Corporate	—	—
Total	$859	$523

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had income tax expense for continuing operations of $0 for both the three months ended March 31, 2026, and 2025. Our effective tax rate of 0% for each of the periods disclosed above was impacted by our recognition of a full valuation allowance against our U.S federal and state deferred tax assets in the quarter ended September 30, 2024.

13.	Executive Compensation

MIPs

On January 22, 2026, the Board (with Mr. Mark Duff and Dr. Louis Centofanti abstaining) and the Compensation Committee approved individual MIPs for the calendar year 2026 for each of the Company’s executive officers. Each MIP is effective January 1, 2026 and applicable for year 2026. Each MIP provides guidelines for the calculation of annual cash incentive-based compensation, subject to Compensation Committee oversight and modification. The performance compensation under each of the MIPs is based upon meeting certain of the Company’s separate target objectives during 2026. The total potential target performance compensation payable ranges from 25% to 150% of the 2026 base salary for the CEO ($107,417 to $644,505), 29% to 100% of the 2026 base salary for the Chief Financial Officer ($98,553 to $342,795), 29% to 100% of the 2026 base salary for the EVP of Strategic Initiatives ($82,127 to $285,666), 25% to 100% ($81,180 to $324,725) of the 2026 base salary for the EVP of Hanford and International Waste Operations, and 25% to 100% of the 2026 base salary for the COO ($82,400 to $329,600).

14.	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 7, 2026, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the events described below.

Promissory Note

In April 2026, the Company purchased a piece of property which provides direct rail access adjacent to its PFNWR facility pursuant to a Purchase and Sales Agreement dated November 17, 2025, for a purchase price of $350,000. The Company paid $87,500 in cash and entered into a promissory note dated April 15, 2026, in an amount of $262,500 with a bank (the “lender”) for the remaining balance of the purchase price, with a maturity date in ten years or April 15, 2036 (the “Note”). For the first five years starting May 15, 2026, monthly payments under the Note will consist of approximately $3,100 which include an annual fixed interest rate of 7.50%. Monthly payments under the Note will then be adjusted at the end of year five, with interest calculated based on the weekly average five-year US Treasury Securities Rate plus 3.0%. Under no circumstances will the variable interest rates on the Note be less than 4.0% per annum or more than (except in the case of default) the lesser of 20.5% per annum or the maximum rate allowed by applicable law. The Company agreed to pay the lender 3.0% of the total outstanding principal balance under the Note if the Company pays off its obligations during the first year of the Note. The prepayment penalty rate will be reduced by 1.0% at each subsequent annual anniversary of the Note. No prepayment penalty will apply in the event the Company pays off the Note on the fourth anniversary of the Note or thereafter.

NOV

On April 30, 2026, the Company received an NOV from the Washington State Department of Ecology (the “Department of Ecology”) following a June 24, 2025 inspection of the Company’s PFNWR facility in Richland, Washington. The NOV is based on an inspection report identifying alleged non-compliance with certain Department of Ecology waste regulations and permit requirements and requires the Company to implement specified corrective actions and provide documentation of its compliance within prescribed timeframes.

No administrative order has been issued and no monetary penalties have been assessed as of the date of this report. The Company is actively responding to the NOV and implementing corrective measures. Based on information currently available and the Company’s ongoing response, the Company does not expect this matter to result in a material adverse effect on its financial condition, results of operations, or cash flows.

The outcome of this matter remains subject to regulatory review. While the Department of Ecology may pursue escalated enforcement action in accordance with Washington State Dangerous (Hazardous) Waste Regulations, the Company currently expects a favorable resolution of the NOV and is not able to reasonably estimate the amount or range of any potential loss, if any, associated with this matter.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	spending priorities of Congress;
●	passage of U.S. fiscal year government budgets or enactment of CRs to keep government departments and agencies in operations;
●	improvement in financial results in remainder of 2026;
●	advancement of our Perma-FAS technology to support long-term growth;
●	demand, pricing, or throughput levels for PFAS waste volumes are sufficient to offset costs incurred from PFAS initiatives;
●	waste receipt related to DFLAW program in the second quarter of 2026;
●	increase in Hanford waste receipts in 2026;
●	delays in anticipated treatment waste volumes;
●	reducing operating costs and non-essential expenditures;
●	ability to meet our quarterly financial covenant requirements under our PNC Loan Agreement;
●	expansion into international and commercial markets;
●	cash flow requirements;
●	expects to either enter into a new loan agreement or amend our existing PNC Loan Agreement with our lender;
●	sufficient cash flow and liquidity to fund operations for the next twelve months;
●	projected cash flows from operations subject to timing and uncertainty, including those resulting from ongoing federal spending constraints;
●	amount and funding of capital expenditures;
●	funding of operating and capital expenditures from existing cash from operations, Liquidity under our Credit Facility, and/or financing;
●	ability to continue to operate as a going concern;
●	improvement in operating margin from absorption of fixed costs with waste volume increase;
●	pursue additional sources of liquidity, include raising capital through equity or other financing arrangements or disposing of certain assets;
●	obtain additional liquidity on acceptable terms, or at all;
●	the efficacy of our PFAS technology process compared to other PFAS destruction or treatment methods;
●	adoption and acceptance of our PFAS technology are subject to regulatory and market factors;
●	limited current treatment destruction options for these materials to eliminate generator liabilities;
●	deployment of the second generation PFAS destruction unit in second half of 2026;
●	expectation that the second generation PFAS destruction unit will triple our production capacity;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	positioning for procurements from DOE and other government agencies;

●	remediation of material weakness identified;
●	potential effect of being a PRP;
●	material adverse effect on financial condition, results of operations, or cash flow from NOV at the PFNWR facility;
●	favorable resolution of the NOV at the PFNWR facility;
●	potential violations of environmental laws and attendant remediation at our facilities.
●	result of contract with Lawrence Livermore National Laboratory; and
●	results of strategic operations.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to process waste at our facilities;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	material adjustments to environmental remediation reserves;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of a health pandemic having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;

●	cost reduction measures;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2025 Form 10-K and the “Forward-Looking Statements” contained in the MD&A of this first quarter 2026 Form 10-Q.

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

Overview

Our results from operations for the first quarter of 2026 were significantly impacted by lower revenues than anticipated due to reduced receipts in conjunction with planned efforts to reduce waste inventories in support of second quarter anticipated receipts and program starts. Our prioritization of processing existing waste inventories, particularly at the PFNWR facility, and the associated timing of these activities deferred revenue recognition into the second quarter.

The decrease in activity in the first quarter of 2026 was driven in part by deferred receipts now expected in the second quarter associated with the commencement and ramp-up of the operational phase of DOE’s DFLAW program at Hanford Washington. The commencement, scope, and timing of DFLAW-related waste streams are controlled by the DOE and subject to appropriations, procurement processes, and operational considerations beyond our control.

Additionally, seasonal factors, including winter weather and typical post-holiday slowdowns, reduced field activity and delayed waste shipments at each of our plants.

In anticipation of increased waste treatment volumes, including those under the DFLAW program, we have made investments to expand treatment capacity, increase our trained workforce, and upgrade infrastructure. As previously disclosed, in December 2025, our PFNWR facility received its long-awaited permit renewal from state regulators. Among other enhancements, this renewal approximately triples the facility’s permitted liquid mixed waste processing capacity to approximately 1,200,000 gallons per year and authorizes the processing of up to 175,000 tons of waste annually through macroencapsulation. This expanded permit provides additional capacity and operational flexibility, enhancing our ability to manage a broader range of complex waste treatment requirements. As waste volumes increase, we expect improved absorption of our fixed operating costs, which we believe should positively impact operating margins.

As a result of the combined foregoing factors, revenue for the first quarter of 2026 decreased by approximately $2,793,000, or 20.1%, to $11,126,000, compared to $13,919,000, for the first quarter of 2025, reflecting lower revenue in both the Treatment and Services segments. Overall cost of goods sold increased by $745,000 or approximately 5.6% for the first quarter of 2026, compared to the corresponding period of 2025. Overall gross profit decreased by approximately $3,538,000 or 538.5% for the first quarter of 2026, compared to the corresponding period of 2025, due to lower revenue, changes in waste and project mix across our segments and overall higher fixed costs.

Our overall SG&A increased by $284,000 or 7.1% for the three months ended March 31, 2026, compared to the corresponding period of 2025.

See below “Results of Operations” for further discussions of our financial results for our two segments.

As a result of our recurring losses and negative operating cash flows, our liquidity has declined, which raises substantial doubt about our ability to continue as a going concern (See “Liquidity and Capital Resources” within this MD&A for a discussion of factors and conditions that raises substantial doubt about our ability to continue as a going concern).

We believe we are positioned for potential improvements in our financial results for the remainder of 2026. We anticipate that our continuing initiatives include positioning ourselves for further large and mid-size procurements within the DOE and DOW and waste treatment in support of DOE’s Hanford closure strategy. During the first quarter of 2026, our Services Segment was awarded a two-year master task agreement which we believe to be valued at approximately $24 million for demolition and disposal at Lawrence Livermore National Laboratory.

Additionally, we continue to focus on expansion into commercial and international markets. Furthermore, we are continuing our aggressive R&D, sales and marketing efforts and capital expenditures related to our new patent-pending technology for the destruction of PFAS. These activities adversely impacted our results of operations for the first quarter of 2026 but are expected to support long-term growth (See “Known Trends and Uncertainties – New Processing Technology” for a discussion of our new PFAS-destruction technology).

We are continually monitoring our operating costs to ensure alignment with our revenue levels.

See “Federal Funding” and “Market Trends and Uncertainties” in “Known Trends and Uncertainties” within this MD&A for a discussion of factors that could negatively impact our results of operations for the remainder of 2026.

Business Environment

Our Treatment and Services Segments’ business continue to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control, including, without limitation, current economic and political conditions, government reductions, passage of government budgets, government shutdowns and CRs, and the manner in which the applicable government authority will be required to spend funding to remediate various sites. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding, government shutdown or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment and Services.

Summary – Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
Consolidated (amounts in thousands)	2026	%	2025	%
Revenues	$11,126	100.0	$13,919	100.0
Cost of good sold	14,007	125.9	13,262	95.3
Gross (loss) profit	(2,881)	(25.9)	657	4.7
Selling, general and administrative	4,299	38.6	4,015	28.8
Gain on disposal of property and equipment	—	—	(5)	—
Research and development	303	2.8	383	2.7
Loss from operations	$(7,483)	(67.3)	$(3,736)	(26.8)
Other income (expense):
Interest income	180	1.6	335	2.4
Interest expense	(59)	(.5)	(112)	(.8)
Interest expense-financing fees	(21)	(.2)	(20)	(.1)
Other	8	.1	33	.2
Loss from continuing operations before taxes	(7,375)	(66.3)	(3,500)	(25.1)
Income tax expense	—	—	—	—
Loss from continuing operations	$(7,375)	(66.3)	$(3,500)	(25.1)

Revenues

Consolidated revenues decreased $2,793,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change	% Change
Treatment
Government waste	$4,782	43.0	$7,017	50.4	$(2,235)	(31.9)
Hazardous/non-hazardous (1)	1,332	12.0	1,067	7.7	265	24.8
Other nuclear waste	1,764	15.8	1,102	7.9	662	60.1
Total	7,878	70.8	9,186	66.0	(1,308)	(14.2)

Services
Nuclear services	2,061	18.5	3,375	24.2	(1,314)	(38.9)
Technical services	1,187	10.7	1,358	9.8	(171)	(12.6)
Total	3,248	29.2	4,733	34.0	(1,485)	(31.4)

Total	$11,126	100.0	$13,919	100.0	$(2,793)	(20.1)

(1)	Includes wastes generated by government clients of $512,000 and $440,000 for the three months ended March 31, 2026, and the corresponding period of 2025, respectively.

Treatment Segment revenue decreased by $1,308,000 or 14.2%, for the three months ended March 31, 2026, compared to the same period in 2025. The decline was due to lower waste volume from government- related customers, partially offset by increased waste volume from commercial clients, reflecting efforts to expand our commercial customer base. Treatment Segment revenue was also negatively impacted from lower averaged price waste mix. The decrease in revenue in the Services Segment was due to reasons as discussed in the “Overview” section. Additionally, our Services Segment revenues are project-based, and therefore subject to variability in project scope, duration, and timing of completion.

Cost of Goods Sold

Cost of goods sold increased $745,000 for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$10,711	136.0	$8,936	97.3	$1,775
Services	3,296	101.5	4,326	91.4	(1,030)
Total	$14,007	125.9	$13,262	95.3	$745

Cost of goods sold for the Treatment Segment increased by approximately $1,775,000, or 19.9%. Variable costs rose by approximately $1,209,000, driven primarily by higher disposal costs of approximately $1,235,000, partially offset by lower transportation, materials and supplies, and laboratory costs totaling approximately $26,000. Within our Treatment Segment, variable cost categories can fluctuate based on waste mix. Treatment Segment’s overall fixed costs increased by approximately $566,000 resulting from the following: fixed salaries and payroll related expenses were higher by $313,000 due to COLA implemented in July 2025; maintenance costs were higher by approximately $81,000 due to general equipment upkeep and facility security enhancements; depreciation expenses were higher by $74,000 due to increased capitalized equipment, including our prototype PFAS reactor; regulatory expenses were higher by approximately $117,000 due to increased regulatory activities and higher fees from regulatory agencies; and overall general expenses were lower by $19,000 primarily due to lower utility costs. Services Segment cost of goods sold decreased by $1,030,000, or 23.8%, primarily due to lower revenue. The decrease was largely driven by reduced subcontract and outside services costs of approximately $931,000. Additional decreases included lower general expenses of approximately $39,000 across various categories, reduced depreciation expense of approximately $20,000 as certain equipment became fully depreciated in 2025, and an overall reduction in material and supplies, disposal, laboratory, and regulatory expenses totaling approximately $275,000. These decreases were partially offset by higher salaries and payroll-related expenses of approximately $115,000 due to COLA implemented in July 2025, as well as increased travel expenses of approximately $120,000. Within our Services Segment, fluctuations in expense categories are influenced by the type and scope of projects performed during the period. Certain projects require greater reliance on subcontractors, specialized materials, regulatory compliance efforts, or travel, while others are more labor-driven or utilize in-house resources. As a result, the mix of project work can significantly impact the composition and level of costs incurred. Included within cost of goods sold is depreciation and amortization expense of $475,000 and $421,000 for the three months ended March 31, 2026, and 2025, respectively.

Gross (loss) profit

Gross profit decreased $3,538,000 for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$(2,833)	(36.0)	$250	2.7	$(3,083)
Services	(48)	(1.5)	407	8.6	(455)
Total	$(2,881)	(25.9)	$657	4.7	$(3,538)

Treatment Segment gross profit decreased by $3,083,000 or approximately 1,233.2% and gross margin declined to (36.0%) from 2.7% primarily due to lower revenue driven by lower waste volume and a less favorable waste mix. The increase in fixed costs within the Treatment Segment also negatively impacted gross margin and contributed to the gross loss. Services Segment gross profit decreased by $455,000 or 111.8% and gross margin decreased to (1.5%) from 8.6% mainly due to lower revenue, partially offset by reduced fixed costs. Additionally, overall Services Segment gross margin is impacted by the nature of its projects, which are competitively bid and therefore have varying margin structures.

SG&A

SG&A increased $284,000 for the three months ended March 31, 2026, as compared to the corresponding period for 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change
Administrative	$2,043	—	$1,923	—	$120
Treatment	1,439	18.3	1,356	14.8	83
Services	817	25.2	736	15.6	81
Total	$4,299	38.6	$4,015	28.8	$284

Administrative SG&A increased primarily due to approximately $65,000 in higher salaries and payroll-related costs, driven by the addition of one employee and COLA implemented in July 2025 for employees and January 2026 for executives. The remaining increase was attributable to higher outside services costs associated with increased legal and business activities. Treatment Segment SG&A rose mainly due to higher outside services costs of approximately $60,000 from increased consulting and business activities, as well as higher travel expenses of about $23,000. In the Services Segment, SG&A increased primarily due to approximately $72,000 in higher salaries and payroll-related costs, reflecting additional hours spent supporting bids and proposals. Outside services expenses also increased by about $20,000 due to more consulting activities. These increases were partially offset by a reduction of approximately $11,000 in general expenses across various categories. Included in SG&A is depreciation and amortization expense of $15,000 for the three months ended March 31, 2026, and the corresponding period of 2025.

Interest Income

Interest income decreased by approximately $155,000 in the first quarter of 2026 over to the corresponding period of 2025 primarily due less interest income earned from reducing balances in the MMDA. Additionally, less interest income was earned from the finite sinking funds from lower interest rates.

Interest Expense

Interest expense decreased by approximately $53,000 for the first quarter of 2026 compared to the same period in 2025. The decrease was primarily due to the capitalization of approximately $34,000 of interest related to debt incurred for construction projects, including the Company’s second PFAS reactor.

Income Taxes

We had income tax expense for continuing operations of $0 for both the three months ended March 31, 2026, and 2025. The effective tax rate was 0% in both periods, primarily due to the full valuation allowance recorded in 2024 against the Company’s U.S. federal and state deferred tax assets.

Backlog

Our Treatment Segment maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of March 31, 2026, our Treatment Segment had a backlog of approximately $12,248,000, as compared to approximately $11,861,000 as of December 31, 2025. Treatment Segment backlog does not guarantee immediate revenue, as the timing of backlog processing may vary based on waste complexity, customer requirements, and operational considerations.

Liquidity and Capital Resources

Our cash flow requirements during the three months ended March 31, 2026, were primarily financed by our Liquidity, defined under our PNC Loan Agreement as borrowing availability under the Revolving Credit portion of our Credit Facility plus cash in our MMDA maintained with our lender.

As of March 31, 2026, we had no outstanding borrowing under our Revolving Credit and our Liquidity was approximately $10,720,000, which included approximately $6,545,000 of cash held in our MMDA. As of December 31, 2025, we had no outstanding borrowing under our Revolving Credit and our Liquidity was approximately $18,126,000, which included approximately $11,529,000 of cash held in our MMDA.

We incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $7,375,000 during the first quarter of 2026. We also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $3,648,000 during the first quarter of 2026, which contributed to declines in cash balances as we continued to fund operations and investments. These results were due in part to delays in the passage of a Federal Budget and the continued use of continuing resolutions by Congress, as well as increased investments in PFAS technology (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of our new technology), expansion of treatment capacity, workforce growth, and infrastructure enhancements intended to support anticipated waste treatment volumes, including those related to the DFLAW program. Our expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

These conditions and events, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements contained within this Form 10-Q are issued. We expect to fund our anticipated cash requirements from cash on hand, expected cash flows from operations, and borrowing availability under our Revolving Credit facility. However, borrowing availability under the Revolving Credit facility is subject to compliance with applicable financial covenants and other conditions, and projected cash flows from operations are subject to timing and uncertainty, including those resulting from ongoing federal spending constraints. Accordingly, if our current funding sources are negatively impacted by these uncertainties or are otherwise insufficient, additional liquidity would be required to continue operations over the next twelve months. Additionally, continuing losses may require us to consider various reductions to operations, including, but not limited to, reduction in R&D activities.

We continue to evaluate strategies intended to supplement our current funding sources and support future operations and investments. Such strategies may include obtaining equity financing, entering into additional financing arrangements, and disposing of certain assets. However, the successful execution of these strategies is dependent on factors outside of our control, and there can be no assurance that we will be able to obtain additional liquidity on acceptable terms, or at all.

The following table reflects the cash flow activities during the first three months of 2026 and 2025:

	Three months ended
	March 31,
(In thousands)	2026	2025
Cash used in operating activities of continuing operations	$(3,648)	$(2,048)
Cash used in operating activities of discontinued operations	(136)	(56)
Cash used in investing activities of continuing operations	(964)	(571)
Cash used in investing activities of discontinued operations	(1)	(15)
Cash used in financing activities of continuing operations	(227)	(396)
Effect of exchange rate on cash	(3)	—
Decrease in cash and finite risk sinking fund (restricted cash)	$(4,979)	$(3,086)

As of March 31, 2026, we had cash on hand of approximately $6,664,000.

Operating Activities

Cash used in operating activities of our continuing operations during the first quarter of 2026 consisted mostly of the net loss that we incurred of approximately $7,375,000, adjusted for certain non-cash items, such as $216,000 of stock-based compensation expenses and $490,000 of depreciation and amortization expenses. Cash flow increase of approximately $2,860,000 resulting from net change in assets and liabilities reflects decreases in unbilled and accounts receivables (net of provision for credit losses) totaling approximately $2,772,000, a net increase in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $440,000, offset by a net increase in inventories, prepaids and other assets totaling approximately of $352,000. Our accounts receivables are impacted by timing of invoicing and collections. Our unbilled receivables are impacted by differences between invoicing timing and our revenue recognition methodology.

Cash used in operating activities of our continuing operations during the first quarter of 2025 consisted mostly of the net loss that we incurred of approximately $3,500,000, adjusted for certain non-cash items, such as $196,000 of stock-based compensation expenses and $436,000 of depreciation and amortization expenses. Cash flow increase of approximately $668,000 resulting from net change in assets and liabilities included a decrease in accounts receivables (net of provision for credit losses) of $2,248,000, offset by an increase in unbilled receivables of $178,000, a net increase in inventories, prepaids and other assets totaling approximately $30,000 and a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $1,372,000

Cash used in operating activities of our discontinued operations in the first quarter of 2026 and 2025 consisted primarily of expenses incurred in connection with management of administrative and regulatory matters related to our remediation projects.

We had working capital of $5,894,000 (which included working capital of our discontinued operations) as of March 31, 2026, compared to working capital of $13,803,000 as of December 31, 2025. The decrease in our working capital was primarily driven by the net loss incurred from our operations as previously discussed and increase in capital expenditures discussed below.

Investing Activities

Cash used in investing activities from continuing operations during the first quarter of 2026 primarily consisted of purchases of property and equipment totaling approximately $859,000. The remaining cash outflows related to expenditures for operating permits and certain intangible assets.

Cash used in investing activities from continuing operations during the first quarter of 2025 primarily consisted of purchases of property and equipment totaling approximately $655,000, of which $132,000 was financed. The remaining cash outflows related to expenditures for operating permits and certain intangible assets.

Capital expenditures in the first quarter of 2026 and 2025 included investments in our second and prototype generators, respectively, related to our PFAS technology.

Cash used in investing activities of our discontinued operations in the first quarter of 2026 and 2025 consisted of payments made in connection with a certain regulatory permit at our PFSG subsidiary.

Capital Expenditures

We anticipate making capital expenditures of approximately $3,000,000 to $5,500,000 in 2026 to maintain operations and regulatory compliance requirements and support revenue growth. In 2025, we made capital expenditure for our continuing operations of approximately $5,172,000, which included our PFAS reactors. Our anticipated capital expenditures for 2026 include certain strategic project initiatives which include expenditures to complete our second generation reactor for our PFAS technology. We plan to fund our capital expenditures for 2026 from cash from operations, Liquidity and/or financing. The initiation and timing of our capital expenditures in 2026 are subject to a number of factors which include, among other things, cost/benefit analysis, the pace of our strategic project initiatives and improvement in our operations. However, continuing losses may require us to consider various reductions to operations, including, but not limited to, reduction in R&D activities.

Financing Activities

Our cash used in financing during the first quarter of 2026 consisted mostly of principal payments of approximately $162,000 primarily for our Term and Capital Loans under our Credit Facility (see below for a discussion of our Credit Facility), principal payments of $81,000 for our finance leases, partially offset by proceeds received from option exercises of approximately $16,000.

Our cash used in financing during the first quarter of 2025 consisted mostly of principal payments of approximately $157,000 primarily for our Term and Capital Loans under our Credit Facility, principal payments of $71,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $41,000.

Credit Facility

Our Credit Facility, established pursuant to our PNC Loan Agreement, and maturing on May 15, 2027, consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,350,000 as of March 31, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of March 31, 2026). The Credit Facility also includes a Term Loan and a Capital Loan with outstanding balances of approximately $1,208,000 and $122,000, respectively, as of March 31, 2026. We have initiated discussions with our lender regarding our Credit Facility and expect to either enter into a new loan agreement or amend our existing PNC Loan Agreement with our lender. See discussion in Note 8 of the Financial Statements, “Long Term Debt – Credit Facility” included herein as to the Company’s Credit Facility.

Our PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by our lender, could result in a default under our PNC Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our PNC Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first quarter of 2026, including maintenance of a minimum of $5,000,000 in daily Liquidity. We expect to meet our financial covenant requirements for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of March 31, 2026, the total amount of standby letters of credit outstanding totaled approximately $3,350,000 and the total amount of bonds outstanding totaled approximately $12,296,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of March 31, 2026, the closure and post-closure requirements for these facilities were approximately $24,550,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first quarter of 2026 and recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either indirectly as a subcontractor or directly as a prime contractor to federal government entities, representing approximately $6,836,000 or 61.4% of our total revenue during the three months ended March 31, 2026, as compared to $8,404,00 or 60.4% of our total revenue during the corresponding period of 2025.

Federal Funding. As discussed above, a significant portion of our revenue is generated through contracts entered into indirectly as subcontractors for others who are prime contractors or directly as the prime contractor to federal government authorities. The timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk for us. Uncertainties exist regarding how future federal government budgets and program and policy decisions will unfold, which include, the spending priorities of Congress, passage of federal government fiscal year annual budgets and potential for enactment of CRs to keep government departments and agencies in operations. The full impact of these uncertainties could negatively impact our financial results by impairing our ability to perform work on existing contracts, delaying or cancelling procurement actions by government entities, and/or cause other disruptions or delays, including payment delays.

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

New Processing Technology. With significant upgrades to our prototype Perma-FAS system (“System”) for PFAS destruction substantially completed in the latter part of 2025, our System has achieved commercial operational status at our PFF facility. PFAS, commonly known as “forever chemicals,” is a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children.

Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies. However, our PFAS technology remains in an early stage of commercialization, and we continue to incur operating, R&D and capital costs associated with scaling, market development, and regulatory acceptance. While we have filed patent applications relating to our System technology for PFAS destruction and have processed limited commercial quantities of PFAS-containing waste materials with our System, there can be no assurance that demand, pricing, or throughput levels will be sufficient in the near term to offset these costs. Still, we believe that there are limited treatment options currently available that are intended to permanently destroy these materials, as opposed to managing them through storage or containment, which may be important to waste generators seeking to address potential long-term environmental liability. We believe that our System technology exceeds the performance of other current destruction-based methods; however, adoption and acceptance of any such technology remain subject to regulatory and market factors.

Some of the sizable markets for PFAS include Aqueous Film-Foaming Foam (“AFFF”) firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems.

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

On April 30, 2026, we received an NOV from the Washington State Department of Ecology (the “Department of Ecology”) following a June 24, 2025 inspection of our PFNWR facility in Richland, Washington. The NOV is based on an inspection report identifying alleged non-compliance with certain Department of Ecology waste regulations and permit requirements and requires us to implement specified corrective actions and provide documentation of its compliance within prescribed timeframes.

No administrative order has been issued and no monetary penalties have been assessed as of the date of this report. We are actively responding to the NOV and implementing corrective measures. Based on information currently available and our ongoing response, we do not expect this matter to result in a material adverse effect on our financial condition, results of operations, or cash flows.

The outcome of this matter remains subject to regulatory review. While the Department of Ecology may pursue escalated enforcement action in accordance with Washington State Dangerous (Hazardous) Waste Regulations, we currently expect a favorable resolution of the NOV and is not able to reasonably estimate the amount or range of any potential loss, if any, associated with this matter.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of March 31, 2026, we had total environmental remediation liabilities of $3,472,000, a decrease of approximately $13,000 from the December 31, 2025 balance of $3,485,000. The decrease reflects payments for our PFSG remediation project. As of March 31, 2026, approximately $63,000 of the total environmental remediation liabilities were recorded as current.

Litigation

We are involved in certain litigation currently pending in Delaware. See discussion in Note 9 of the Financial Statements, “Commitments and Contingencies – Legal Matters – Michael O’Neill,” contained herein for a discussion of said litigation, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of March 31, 2026, due to a material weakness in our internal controls over financial reporting identified for the year ended December 31, 2025, as set forth below.

Material Weakness

For the Treatment Segment, management did not have a completeness check control that was effectively designed and implemented to provide assurance that revenue for waste disposal was appropriately accounted for as part of the period-end revenue reconciliation process. The material weakness identified resulted in errors in our books and records which led to identified adjustments during the year ended December 31, 2025. The errors arising from the underlying revenue adjustments were not material to the financial statements previously reported in any interim or annual period.

Remediation of Material Weakness in Internal Control Over Financial Reporting

We are committed to maintaining a strong internal control. For the material weakness identified, we have commenced the process of developing and implementing our remediation plan that includes completeness checks and additional reconciliation procedure related to processed waste and our inventory waste management systems at our Treatment Segment. However, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

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

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2025, except as described in “Management’s Discussion and Analysis—Known Trends and Uncertainties—Environmental Contingencies” and “Note 14 – Subsequent Events – NOV,” regarding an NOV received from the Washington State Department of Ecology, the description of which is incorporated herein by reference. Additionally, there has been no material change in legal proceedings previously disclosed by us in our Form 10-K for the year ended December 31, 2025, other than as discussed in “Note 9 - Commitments and Contingencies – Legal Matters – Michael O’Neill” of the “Note to Condensed Consolidated Financial Statements” contained herein, incorporated herein by reference.

Item 1A. Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025, other than the below.

Risks Relating to our Financial Performance and Position and Need for Financing:

We have incurred recurring losses and negative operating cash flows, which have reduced our liquidity and raise substantial doubt about our ability to continue as a going concern.

Our Liquidity (defined under our PNC Loan Agreement as borrowing availability under the Revolving Credit facility plus cash in our MMDA maintained with our lender) declined from $18,126,000 at December 31, 2025 to $10,720,000 at March 31, 2026, driven by ongoing operating losses, investments in PFAS technology, and infrastructure expansion, among other things. While we expect to fund operations through cash on hand, anticipated operating cash flows, and availability under our Revolving Credit facility, these sources are subject to uncertainty, including federal budget constraints and compliance with financial covenants. If these sources are insufficient, we may need to obtain additional financing or reduce expenditures, including R&D, which could materially adversely affect our business.

Item 5. Other Information

On May 1, 2026, subsequent to the end of the fiscal quarter ended March 31, 2026, and within four business days prior to the filing of this Quarterly Report on Form 10-Q, the Company entered into executive employment agreements with certain of its executive officers. These agreements provide for, among other things, specified terms of employment, compensation arrangements, and severance and change-in-control provisions, as described below. In accordance with Exchange Act Form 8-K Compliance and Disclosure Interpretation (“CDI”) 101.01, the Company is disclosing this information in this Quarterly Report on Form 10-Q in lieu of filing a separate Current Report on Form 8-K.

On May 1, 2026, the Compensation Committee and the Board approved, and the Company entered into employment agreements, which became effective May 1, 2026, with each of the Company’s executive officers (each, an “Executive” and, collectively, the “Executives”): Mark Duff, President and CEO; Ben Naccarato, CFO and EVP; Dr. Louis Centofanti, EVP of Strategic Initiatives; Richard Grondin, EVP of Hanford Waste Operations; and Troy Eshleman, COO (each such employment agreement is, individually, a “New Employment Agreement” and, collectively, the “New Employment Agreements”). The New Employment Agreements effectively replace existing employment agreements that the Company had previously entered into with each of the Executives, all of which had expired on April 20, 2026.

The New Employment Agreements are substantially identical, except for compensation amounts and certain post-termination covenants. Pursuant to the New Employment Agreements, each of the Executives is provided an annual salary, which annual salary may be increased from time to time, but not reduced, as determined by the Compensation Committee. The base salary under the New Employment Agreement of each Executive is as follows: Mark Duff, $429,670; Troy Eshleman, $329,600; Ben Naccarato, $342,795; Dr. Louis Centofanti, $285,666; and Richard Grondin, $324,725. In addition, each of the Executives is entitled to participate in the Company’s broad-based benefit plans and is eligible to receive equity awards under the Company’s employee stock option plan and to receive certain performance-based compensation that may be payable under the specific MIP applicable to each such Executive as approved by the Compensation Committee and the Board. Individual MIPs for the 2026 fiscal year commencing January 1, 2026, were previously approved by the Compensation Committee and the Board on January 22, 2026, each of which remains effective for fiscal year 2026 (See “Note 13 – Executive Compensation MIPs” for further discussion of the 2026 MIPs).

Each of the New Employment Agreements is effective for three years from May 1, 2026 through April 30, 2029, unless earlier terminated by the Company or the Executive under the circumstances described in the New Employment Agreements and discussed below.

Pursuant to the New Employment Agreements, if the Executive’s employment is terminated due to death or disability (as defined in the New Employment Agreements), the Company will pay to the Executive or to his estate an amount equal to (a) the sum of any accrued and unpaid base salary, reimbursement for any unreimbursed expenses properly incurred through the date of termination, accrued unused vacation time through the date of termination, and any benefits due to the Executive under any employee benefit plan (the “Accrued Amounts”), (b) performance compensation payable pursuant to the MIP with respect to the fiscal year immediately preceding the date of termination, if not already paid (“Prior Year Unpaid Bonuses”), (c) a pro-rata portion of the performance compensation payable pursuant to the MIP for the year of termination based on the number of days employed during the year (“Pro Rata Incentive Bonus”), and (d) a lump-sum payment (the “Cash Medical Continuation Benefit”) equal to eighteen times the monthly premium that would be required to be paid, pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), to continue group health coverage for the Executive’s eligible covered dependents (in the event of death) or for the Executive and his eligible covered dependents (in the event of disability), as in effect on the date of the Executive’s termination of employment, based on the premium for the first month of COBRA coverage. Such cash payment will be taxable and will be made regardless of whether COBRA continuation coverage is elected by the Executive.

If the Executive terminates his employment for “good reason” (as defined in the New Employment Agreements) or is terminated by the Company “without cause” (as defined in the New Employment Agreements), under circumstances not constituting a Change in Control (as defined in the New Employment Agreements), the Company will pay the Executive, (a) the Accrued Amounts, (b) Prior Year Unpaid Bonuses, (c) two years of full base salary, (d) performance compensation amount under the MIP in effect for the year in which the Executive is terminated, assuming for purpose of this payment that the Executive has achieved 100% of the performance target level identified in the MIP (the “Target Bonus”), and (e) the Cash Medical Continuation Benefit.

If the Executive terminates his employment for “good reason” or is terminated by the Company without cause within 24 months following a “Change in Control (as defined in the New Employment Agreements), the Company will pay the Executive (a) the Accrued Amounts, (b) Prior Year Unpaid Bonuses, (c) two years of full base salary, (d) two times the Target Bonus, and (e) the Cash Medical Continuation Benefit.

If the Executive’s employment is terminated by the Company for “cause” (as defined in the New Employment Agreement) or the Executive terminates his employment for a reason other than for “good reason,” the Company will pay to the Executive the Accrued Amounts and Prior Year Unpaid Bonuses.

Additionally, pursuant to the New Employment Agreements, in the event of the death or termination of the executive officer due to disability, all outstanding stock options to purchase Common Stock of the Company held by the Executive will immediately become exercisable in full commencing on the date of death or termination due to disability, with such options remaining exercisable for the earlier of the original option term or twelve months from the date of the Executive’s death or termination due to disability. In the event an Executive terminates his employment for “good reason” or is terminated by the Company without cause, under circumstances not involving a change in control, all then vested options at the time of termination will remain exercisable for the earlier of 12 months from the date of the Executive’s date of termination or the original term of the options. In the event an Executive terminates his employment for “good reason” or is terminated by the Company without cause within 24 months following a Change in Control, all outstanding stock options to purchase Common Stock held by the Executive will immediately become exercisable in full commencing on the date of termination with such options remaining exercisable for the earlier of the original option term or twelve months from the date of termination.

Severance benefits payable with respect to a termination (other than Accrued Amounts) shall not be payable until the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A.

Each of the New Employment Agreements contain covenants relating to confidentiality and non-solicitation of employees, and, in the case of the New Employment Agreements of the CEO and COO, non-competition covenants, all of which covenants extend for the twelve (12) month period immediately following the Executive’s termination of employment with the Company for any reason.

The descriptions of the material terms of the New Employment Agreements contained herein are qualified in their entirety by reference to the text of the New Employment Agreements attached as exhibits 10.6 to 10.10 to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits
	10.1†	2026 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 28, 2026.
	10.2†	2026 Incentive Compensation Plan for Chief Financial Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on January 28, 2026.
	10.3†	2026 Incentive Compensation Plan for EVP of Strategic Initiatives, effective January 1, 2026, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on January 28, 2026.
	10.4†	2026 Incentive Compensation Plan for EVP of Hanford and International Waste Operations, effective January 1, 2026, as incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on January 28, 2026.
	10.5†	2026 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2026, as incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on January 28, 2026.
	10.6^	Employment Agreement dated May 1, 2026, between Mark Duff, President and Chief Executive Officer and Perma-Fix Environmental Services, Inc.
	10.7^	Employment Agreement dated May 1, 2026, between Ben Naccarato, EVP and Chief Financial Officer and Perma-Fix Environmental Services, Inc
	10.8^	Employment Agreement dated May 1, 2026, between Dr. Louis Centofanti, EVP of Strategic Initiatives and Perma-Fix Environmental Services, Inc.
	10.9^	Employment Agreement dated May 1, 2026, between Richard Grondin, EVP of Hanford Waste Operations and Perma-Fix Environmental Services, Inc.
	10.10^	Employment Agreement dated May 1, 2026, between Chief Operating Officer and Perma-Fix Environmental Services, Inc.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS*	Inline XBRL Instance Document*
	101.SCH*	Inline XBRL Taxonomy Extension Schema Document
	101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data File in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

† Certain information within this Exhibit has been excluded because it is not material and would likely cause competitive harm to the Company if publicly disclosed. Redacted information is indicated by [***]

^ Certain identified information has been excluded from these exhibits because it is not material and is the type of information that the Company customarily and actually treats as private and confidential. Redacted information is indicated by [***].

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 7, 2026	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: May 7, 2026	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

