Form 10-Q
period 2026-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2026-08-12
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	001-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 7, 2026
Common Stock, $.001 Par Value	21,218,351 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

i

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below. The defined terms and acronyms identified below are used throughout the document.

AIG	AIG Specialty Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
COLA	Cost-of-Living Adjustment
Common Stock	The Company’s common stock, par value $0.001 per share
Compensation Committee	Compensation and Stock Option Committee
COO	Chief Operating Officer
CR	Continuing Resolution
Credit Facility	The Company’s credit facility under a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2027, consisting of (i) up to $12,500,000 revolving credit (“Revolving Credit), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit and borrowing reductions that the Company’s lender may impose from time to time; (ii) a term loan of $2,500,000 (“Term Loan”); and (iii) a capital loan (“Capital Loan”) of approximately $524,000
D&D	Decontamination and Decommissioning
DFLAW	Direct-Feed Low-Activity Waste
DOE	U.S. Department of Energy
DOW	U.S. Department of War
EVP	Executive Vice President
EWOC	Environmental Waste Operations Center, an operating facility of the Company.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
IDIQ	Indefinite Delivery/Indefinite Quantity
IH	Industrial Hygiene
ISO	Incentive Stock Option
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMDA	Money Market Deposit Account
NEOSH	Nuclear, Environmental, and Occupational Safety and Health
NQSO	Non-Qualified Stock Option
OSHA	U.S. Occupational Safety and Health Administration
PFAS	Per- and polyfluoroalkyl substances, a group of thousands of synthetic “forever chemicals” manufactured since the 1940s that resist heat, water, stains, and grease. They are found in non-stick cookware, stain-resistant fabrics, food packaging, and firefighting foam, and they persist in the environment and human body, posing significant, long-term health risks
PFNW	Perma-Fix Northwest Richland Inc., a wholly-owned subsidiary of the Company located in Richland, Washington
PRP	Potentially Responsible Party
PFSG	Perma-Fix South Georgia, Inc., a wholly-owned subsidiary of the Company within its discontinued operations
PNC Liquidity	Borrowing availability under the Revolving Credit under the PNC Loan Agreement plus cash in the MMDA maintained with the Company’s lender
PNC Loan Agreement	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2027
R&D	Research and Development
ROU	Right-of-Use
SEC	The U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative expenses
SOFR	Secured Overnight Finance Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

	June 30,
	2026	December 31,
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	2025

ASSETS
Current assets:
Cash	$20,497	$11,768
Accounts receivable, net of allowance for credit losses of $16 and $309, respectively	10,040	11,228
Unbilled receivables	9,578	8,781
Inventories	2,504	1,563
Prepaid and other assets	2,906	2,971
Current assets related to discontinued operations	242	60
Total current assets	45,767	36,371

Property and equipment:
Buildings and land	25,307	24,672
Equipment	29,170	27,365
Vehicles	444	411
Leasehold improvements	8	8
Office furniture and equipment	1,076	1,076
Construction-in-progress	6,519	3,998
Total property and equipment	62,524	57,530
Less accumulated depreciation	(33,871)	(32,930)
Net property and equipment	28,653	24,600

Property and equipment related to discontinued operations	146	146

Operating lease right-of-use assets	1,296	1,445

Intangibles and other long term assets:
Permits	10,855	10,722
Other intangible assets - net	473	362
Finite risk sinking fund (restricted cash)	13,457	13,216
Other assets	1,191	1,172
Total assets	$101,838	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

	June 30,
	2026	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,051	$7,007
Accrued expenses	5,083	5,222
Disposal/transportation accrual	2,671	1,744
Deferred revenue	8,656	7,007
Accrued closure costs - current	11	27
Current portion of long-term debt	616	562
Current portion of operating lease liabilities	468	416
Current portion of finance lease liabilities	520	313
Current liabilities related to discontinued operations	301	270
Total current liabilities	27,377	22,568

Accrued closure costs	8,953	8,698
Long-term debt, less current portion	1,364	1,310
Long-term operating lease liabilities, less current portion	897	1,102
Long-term finance lease liabilities, less current portion	1,356	619
Long-term liabilities related to discontinued operations	3,561	3,598
Total long-term liabilities	16,131	15,327

Total liabilities	43,508	37,895

Commitments and Contingencies (Note 9)

Stockholders’ Equity:

Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 21,215,194 and 18,525,823 shares issued, respectively; 21,207,552 and 18,518,181 shares outstanding, respectively	21	18
Additional paid-in capital	182,957	161,057
Accumulated deficit	(124,401)	(110,714)
Accumulated other comprehensive loss	(159)	(134)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	58,330	50,139

Total liabilities and stockholders’ equity	$101,838	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2026	2025	2026	2025

Net revenues	$12,885	$14,586	$24,011	$28,505
Cost of goods sold	15,388	13,039	29,395	26,301
Gross (loss) profit	(2,503)	1,547	(5,384)	2,204

Selling, general and administrative expenses	3,751	4,130	8,049	8,145
Research and development	253	312	556	695
Gain on disposal of property and equipment	—	(1)	—	(6)
Loss from operations	(6,507)	(2,894)	(13,989)	(6,630)

Other income (expense):
Interest income	203	301	384	636
Interest expense	(73)	(124)	(133)	(236)
Interest expense-financing fees	(21)	(21)	(43)	(41)
Other	136	155	144	188
Loss from continuing operations before taxes	(6,262)	(2,583)	(13,637)	(6,083)
Income tax expense	—	—	—	—
Loss from continuing operations, net of taxes	(6,262)	(2,583)	(13,637)	(6,083)

Income (loss) from discontinued operations, net of taxes (Note 10)	62	(133)	(50)	(206)
Net loss	$(6,200)	$(2,716)	$(13,687)	$(6,289)

Net loss per common share - basic and diluted:
Continuing operations	$(.32)	$(.14)	$(.71)	$(.33)
Discontinued operations	—	(.01)	—	(.01)
Net loss per common share	$(.32)	$(.15)	$(.71)	$(.34)

Weighted average number of common shares used in computing net loss per share:
Basic	19,840	18,448	19,195	18,436
Diluted	19,840	18,448	19,195	18,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2026	2025	2026	2025

Net loss	$(6,200)	$(2,716)	$(13,687)	$(6,289)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1)	42	(25)	59
Total other comprehensive (loss) income	(1)	42	(25)	59

Comprehensive loss	$(6,201)	$(2,674)	$(13,712)	$(6,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2025	18,525,823	$18	$161,057	$(88)	$(134)	$(110,714)	$50,139
Net loss	—	—	—	—	—	(7,487)	(7,487)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Issuance of Common Stock for services	9,514	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	19,844	—	16	—	—	—	16
Stock-Based Compensation	—	—	216	—	—	—	216
Balance at March 31, 2026	18,555,181	$18	$161,408	$(88)	$(158)	$(118,201)	$42,979
Net loss	—	—	—	—	—	(6,200)	(6,200)
Foreign currency translation	—	—	—	—	(1)	—	(1)
Issuance of Common Stock for services	11,042	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	20,400	—	137	—	—	—	137
Stock-Based Compensation	—	—	182	—			182
Sale of Common Stock, net of offering costs	2,628,571	3	21,111	—	—	—	21,114
Balance at June 30, 2026	21,215,194	$21	$182,957	$(88)	$(159)	$(124,401)	$58,330

Balance at December 31, 2024	18,384,879	$18	$159,590	$(88)	$(200)	$(96,930)	$62,390
Net loss	—	—	—	—	—	(3,573)	(3,573)
Foreign currency translation	—	—	—	—	17	—	17
Issuance of Common Stock for services	10,565	—	117	—	—	—	117
Issuance of Common Stock upon exercise of options	40,591	—	41	—	—	—	41
Stock-Based Compensation	—	—	196	—	—	—	196
Balance at March 31, 2025	18,436,035	$18	$159,944	$(88)	$(183)	$(100,503)	$59,188
Net loss	—	—	—	—	—	(2,716)	(2,716)
Foreign currency translation	—	—	—	—	42	—	42
Issuance of Common Stock for services	16,179	—	118	—	—	—	118
Issuance of Common Stock upon exercise of options	7,655	—	8	—	—	—	8
Stock-Based Compensation	—	—	186	—	—	—	186
Balance at June 30, 2025	18,459,869	$18	$160,256	$(88)	$(141)	$(103,219)	$56,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(13,687)	$(6,289)
Less: loss from discontinued operations, net of taxes (Note 10)	(50)	(206)

Loss from continuing operations, net of taxes	(13,637)	(6,083)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	974	873
Amortization of debt issuance costs	43	42
Provision for credit losses on accounts receivable	(293)	46
Gain on disposal of property and equipment	—	(6)
Issuance of common stock for services	238	235
Stock-based compensation	398	382
Changes in operating assets and liabilities of continuing operations
Accounts receivable	1,481	2,974
Unbilled receivables	(797)	(1,297)
Prepaid expenses, inventories and other assets	(250)	463
Accounts payable, accrued expenses, unearned revenue and other liabilities	3,074	(1,068)
Cash used in continuing operations	(8,769)	(3,439)
Cash used in discontinued operations	(192)	(222)
Cash used in operating activities	(8,961)	(3,661)

Cash flows from investing activities:
Purchases of property and equipment	(2,675)	(1,766)
Additions to permits and other intangible assets	(275)	(74)
Proceeds from sale of property and equipment	—	33
Cash used in continuing operations	(2,950)	(1,807)
Cash used in discontinued operations	(45)	(16)
Cash used in investing activities	(2,995)	(1,823)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(60,838)	(37,708)
Borrowing on revolving credit	60,838	37,708
Proceeds from issuance of Common Stock upon exercise of options	153	49
Proceeds from sale of Common Stock Completed in May 2026, net of offering costs paid (Note 13)	21,295	—
Payment of offering costs from sale of Common Stock completed in December 2024	—	(194)
Principal repayments of finance lease liabilities	(191)	(148)
Principal repayments of long term debt	(330)	(313)
Payment of debt issuance costs	—	(20)
Cash provided by (used in) financing activities of continuing operations	20,927	(626)

Effect of exchange rate changes on cash	(1)	1

Increase (decrease) in cash and finite risk sinking fund (restricted cash)	8,970	(6,109)
Cash and finite risk sinking fund (restricted cash) at beginning of period	24,984	41,655
Cash and finite risk sinking fund (restricted cash) at end of period	$33,954	$35,546

Supplemental disclosure:
Interest paid, net of capitalized amount of $74 and $0, respectively	$132	$229
Income taxes paid	—	—
Non-cash investing and financing activities:
Property and equipment purchase subject to financing	395	—
Property and equipment purchase subject to finance leases	1,134	132
Property and equipment additions included in accounts payable	1,477	441

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2026.

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

The Company incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $13,637,000 during the first six months of 2026. The Company also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $8,769,000 during the first six months of 2026. These results were due in part to delays in the enactment of federal appropriations and Congress’s continued use of CRs, as well as increased investments in PFAS technology, expansion of treatment capacity, workforce growth, and infrastructure enhancements intended to support anticipated waste treatment volumes, including anticipated Hanford-related waste volumes. In addition, for 2026 year to date, delays in the commencement of several new projects within our Services Segment, processing delays due to customer-directed changes in treatment protocols and the continued processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues during the quarter. Certain of these previously stored waste inventories carried lower margins, which adversely affected our results of operations. These lower-margin previously stored waste inventories have now been substantially processed and are not expected to have a material effect on operating results during the next twelve months.

The Company’s expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

A significant portion of the projected revenues and cash flows underlying management’s forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Because these customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations and other factors outside the Company’s control, management could not conclude that its plans are probable of effectively mitigating the conditions giving rise to substantial doubt. Accordingly, substantial doubt continues to exist about the Company’s ability to continue as a going concern for one year following the date the accompanying Condensed Consolidated Financial Statements are issued.

Management’s plans to address these conditions include utilizing existing cash and borrowing availability; pursuing operating improvements supported by the Company’s Treatment and Services Segment backlogs; continuing to pursue additional government, commercial and international project opportunities; managing capital expenditures and operating costs; and, if necessary, seeking additional liquidity through equity or other financing arrangements or potential asset dispositions. In May 2026, the Company completed a public equity offering that generated net proceeds of approximately $21,114,000, net of offering costs. In addition, subsequent to June 30, 2026, the Company extended the maturity of its PNC Credit Facility from May 2027 to May 2030, among other changes (see “Note 14 —Subsequent Events—Credit Facility”).

Although the May 2026 equity offering strengthened the Company’s liquidity, management concluded that the substantial doubt was not alleviated. Management expects the Company’s existing liquidity, anticipated operating cash flows and borrowing availability to be sufficient to fund its operations during the assessment period. However, the ability of management’s plans to mitigate the conditions giving rise to substantial doubt depends in part on the timing and volume of government-directed waste shipments and project activity, as well as other matters outside the Company’s control. In addition, the Company’s borrowing availability is subject to compliance with applicable financial covenants and other conditions. There can be no assurance that additional liquidity, if needed, will be available on acceptable terms or at all.

The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty.

Reclassification

During the second quarter of 2026, the Company revised the presentation of the disaggregation of revenue in “Note 3 – Revenue” for the three and six months ended June 30, 2025, to reclassify certain contracts previously presented as fixed-price revenue to time-and-materials revenue. Approximately $237,000 of revenue for each of the three- and six-month periods ended June 30, 2025, was reclassified from fixed-price revenue to time-and-materials revenue. This reclassification had no effect on the Company’s previously reported consolidated statements of operations, balance sheets, stockholders’ equity, cash flows, or total revenue.

Correction of an Immaterial Error

During the preparation of the accompanying Condensed Consolidated Financial Statements, the Company determined that the cash flow effects of certain property and equipment additions included in accounts payable were incorrectly presented in its previously issued Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025. Specifically, the change in “Accounts payable, accrued expenses, unearned revenue and other liabilities” within operating activities included amounts attributable to property and equipment additions, and “Purchases of property and equipment” within investing activities did not properly reflect the cash paid during the period for such additions.

Accordingly, the Company has revised the comparative prior-period Condensed Consolidated Statement of Cash Flows presented herein by reducing the decrease in “Accounts payable, accrued expenses, unearned revenue and other liabilities” within operating activities by $334,000, from $(1,402,000) to $(1,068,000), and increasing the cash outflow from “Purchases of property and equipment” within investing activities by $334,000, from $(1,432,000) to $(1,766,000). The Company also presented property and equipment additions of $441,000 that remained unpaid and were included in accounts payable as of June 30, 2025 as a supplemental non-cash investing activity. The correction decreased net cash used in operating activities by $334,000 and increased net cash used in investing activities by $334,000 and had no effect on the Company’s previously reported condensed consolidated statements of operations, balance sheets or stockholders’ equity.

2. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to the December 31, 2025 consolidated financial statements referred to above.

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” ASU 2026-02 improves the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments in ASU 2026-02 are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$8,289	$284	$8,573	$11,397	$640	$12,037
Time and materials	—	4,312	4,312	—	2,549	2,549
Total	$8,289	$4,596	$12,885	$11,397	$3,189	$14,586

Revenue by Contract Type
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$16,168	$516	$16,684	$20,583	$3,570	$24,153
Time and materials	—	7,327	7,327	—	4,352	4,352
Total	$16,168	$7,843	$24,011	$20,583	$7,922	$28,505

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$5,583	$3,838	$9,421	$7,146	$2,752	$9,898
Domestic commercial	2,233	697	2,930	3,323	333	3,656
Foreign government	264	27	291	617	70	687
Foreign commercial	209	34	243	311	34	345
Total	$8,289	$4,596	$12,885	$11,397	$3,189	$14,586

Revenue by generator
(In thousands)	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$10,288	6,738	$17,026	$12,396	$7,286	$19,682
Domestic commercial	4,594	929	5,523	4,790	444	5,234
Foreign government	854	107	961	2,824	124	2,948
Foreign commercial	432	69	501	573	68	641
Total	$16,168	$7,843	$24,011	$20,583	$7,922	$28,505

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

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

(In thousands)	June 30, 2026	December 31, 2025	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$9,578	$8,781	$797	9.1%

Contract liabilities
Deferred revenue	$8,656	$7,007	$1,649	23.5%

(In thousands)	June 30, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)
Contract assets
Unbilled receivables - current	$6,287	$4,990	$1,297	26.0%

Contract liabilities
Deferred revenue	$6,982	$6,711	$271	4.0%

During the three and six months ended June 30, 2026, the Company recognized revenue of $2,490,000 and $7,316,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. During the three and six months ended June 30, 2025, the Company recognized revenue of $954,000 and $3,888,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective year. Revenue recognized in each period related to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

(In thousands)	June 30, 2026	December 31, 2025	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$10,040	$11,228	$(1,188)	-10.6%

	June 30, 2025	December 31, 2024	Year-to-date Change ($)	Year-to-date Change (%)

Accounts Receivable (net)	$8,559	$11,579	$(3,020)	-26.1%

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

The components of lease cost for the Company’s leases for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating Leases:
Lease cost	$141	$121	$282	$242

Finance Leases:
Amortization of ROU assets	81	64	163	127
Interest on lease liability	30	25	52	48
	111	89	215	175

Short-term lease rent expense	2	2	4	4

Total lease cost	$254	$212	$501	$421

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of June 30, 2026, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	3.3	3.9

Weighted average discount rate	7.8%	7.5%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of June 30, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.3	3.6

Weighted average discount rate	7.7%	9.5%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of June 30, 2026, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2026 (Remaining)		$293		$320
2027		492		641
2028		355		467
2029		349		384
2030		77		254
2031		-		83
Total undiscounted lease payments		1,566		2,149
Less: Imputed interest		(201)		(273)
Present value of lease payments		$1,365		$1,876

Current portion of operating lease obligations		$468	$	N/A
Long-term operating lease obligations, less current portion		$897	$	N/A
Current portion of finance lease obligations	$	N/A		$520
Long-term finance lease obligations, less current portion	$	N/A		$1,356

Supplemental cash flow and other information related to our leases were as follows for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$145	$123	$287	$236
Operating cash flow used in finance leases	$30	$25	$52	$48
Financing cash flow used in finance leases	$110	$77	$191	$148

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$1,134	$—	$1,134	$132
Operating liabilities	$—	$—	$70	$—

5. Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

		June 30, 2026			December 31, 2025
	Weighted Average Amortization Period	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Other Intangibles (amount in thousands)
Patents	5.9	$790	$(467)	$323	$760	$(456)	$304
Software	3	784	(634)	150	676	(618)	58
Permits	10	83	(4)	79	—	—	—
Total		$1,657	$(1,105)	$552	$1,436	$(1,074)	$362

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The permits disclosed above reflect the capitalization of costs associated with the renewal of certain regulatory permits. These costs represent fees paid to secure the Company’s right to operate for a defined ten-year period and are therefore amortized on a straight-line basis over that period.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2026 (Remaining)	$25
2027	36
2028	25
2029	22
2030	19

Amortization expenses relating to the definite-lived intangible assets as discussed above were $15,000 and $31,000 for the three and six months ended June 30, 2026, respectively, and $13,000 and $28,000 for the three and six months ended June 30, 2025, respectively.

6. Capital Stock, Stock Plans, Warrants and Stock Based Compensation

The Company has certain stock option plans under which it may award ISO and/or NQSOs to employees, officers, outside directors, and outside consultants. No option was granted during the first six months of 2026.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2026, and 2025 for our employee and director stock options (in thousands).

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2026	2025	2026	2025
Employee Stock Options	$71	$96	$177	$203
Director Stock Options	111	90	221	179
Total	$182	$186	$398	$382

As of June 30, 2026, the Company had approximately $1,375,000 of total unrecognized compensation costs related to unvested options for employees and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.5 years.

The summary of the Company’s total stock option plans as of June 30, 2026, and June 30, 2025, and changes during the periods then ended, are presented below. The Company’s stock option plans consist of the 2017 Stock Option Plan and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2026	982,000	$7.04
Granted	—	$—
Exercised	(52,400)	$6.26		$347,871
Forfeited	(35,400)	$7.12
Options outstanding end of period (1)	894,200	$7.09	4.2	$6,439,756
Options exercisable at June 30, 2026(2)	497,600	$6.53	3.7	$4,032,931

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	50,000	$10.70
Exercised	(69,500)	$3.91		$459,305
Forfeited	(17,000)	$8.72
Options outstanding end of period (2)	964,400	$6.54	4.6	$3,846,034
Options exercisable at June 30, 2025(3)	398,500	$5.73	3.9	$1,908,857

(1)	Options with exercise price ranging from $3.31 to $12.23.
(2)	Options with exercise price ranging from $3.31 to $10.70.
(3)	Options with exercise price ranging from $3.31 to $9.81.
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six months ended June 30, 2026, the Company issued a total of 20,556 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on the Board. The Company recorded approximately $238,000 in compensation expenses (included in SG&A) in connection with the issuance of shares of its Common Stock to outside directors.

During the six months ended June 30, 2026, the Company issued an aggregate 15,844 shares of its Common Stock from cashless exercises of options for the purchase of 28,000 shares of the Company’s Common Stock ranging from $3.95 per share to $7.75 per share. Additionally, the Company issued an aggregate 24,400 shares of its Common Stock from cash exercises of options for the purchase of 24,400 shares of the Company’s Common Stock ranging from $3.95 per share to $7.75 per share, resulting in proceeds of approximately $153,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriters, placement agents, and their designees to purchase an aggregate of 188,038 shares of the Company’s Common Stock. The warrants consisted of (i) warrants to purchase 61,538 shares of Common Stock at an exercise price of $12.19 per share issued in connection with the May 2024 offering and (ii) warrants to purchase 126,500 shares of Common Stock at an exercise price of $11.50 per share issued in connection with the December 2024 offering. These warrants remained outstanding as of June 30, 2026.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	(Unaudited)		(Unaudited)
	2026	2025	2026	2025
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(6,262)	$(2,583)	$(13,637)	$(6,083)
Basic loss per share	$(.32)	$(.14)	$(.71)	$(.33)
Diluted loss per share	$(.32)	$(.14)	$(.71)	$(.33)

Income (loss) per common share from discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	$62	$(133)	$(50)	$(206)
Basic loss per share	$—	$(.01)	$—	$(.01)
Diluted loss per share	$—	$(.01)	$—	$(.01)

Net loss per common share
Net loss	$(6,200)	$(2,716)	$(13,687)	$(6,289)
Basic loss per share	$(.32)	$(.15)	$(.71)	$(.34)
Diluted loss per share	$(.32)	$(.15)	$(.71)	$(.34)

Weighted average shares outstanding:
Basic weighted average shares outstanding	19,840	18,448	19,195	18,436
Add: dilutive effect of stock options	—	—	—	—
Add: dilutive effect of warrants	—	—	—	—
Diluted weighted average shares outstanding	19,840	18,448	19,195	18,436

For both the three and six months ended June 30, 2026, 1,082,238 weighted average shares of common stock underlying options and warrants were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2025, 1,152,438 and 1,146,361 weighted average shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8. Long Term Debt

Long-term debt consists of the following as of June 30, 2026, and December 31, 2025:

(Amounts in Thousands)	June 30, 2026		December 31, 2025
Revolving Credit facility dated May 8, 2020, subject to monthly borrowing base calculation. Effective interest rates for first six months of 2026 was 8.8% (1)	$—	(4)	$—
Term Loan dated July 31, 2023, payable in equal monthly installments in principal of approximately $42. Effective interest rates for first six months of 2026 was 7.6% (1)	1,083	(4)	1,333
Capital Loan dated May 4, 2021, payable in equal monthly installments in principal of approximately $9. Effective interest rates for first six months of 2026 was 7.0% (1)	96	(4)	149
Debt Issuance Costs (2)	(71	) (2)	(114	) (2)
Notes Payable up to 2044, with annual interest rates ranging from 8.2% to 10.7% (3)	872		504
Total debt	1,980		1,872
Less current portion of long-term debt	616		562
Long-term debt	$1,364		$1,310

(1)	Under our Credit Facility, our Revolving Credit is collateralized by our accounts receivable, and our Term Loan and Capital Loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility.

(3)	Includes two promissory notes executed in July 2024 and April 2026 in connection with the purchases of the Company’s EWOC property and a parcel adjacent to the Company’s PFNW facility, respectively. Each note contains a variable interest rate provision under which the applicable interest rate is adjusted based on the term of the note. (see a discussion of the April 2026 promissory note below).

(4)	As discussed in Note 14 – “Subsequent Events – Credit Facility”, on August 10, 2026, the Company entered into an amendment to its PNC Loan Agreement which extended the maturity date of the Credit Facility under the PNC Loan Agreement from May 15, 2027 to May 15, 2030, among other things. In accordance with ASC 470, “Debt,” this post balance-sheet date agreement demonstrated the Company’s ability to refinance its short-term obligations on a long-term basis; therefore, the Company has reclassified the current portion of the outstanding debt to long-term except for approximately $500,000 in principal payments under the Term Loan that will be due by June 30, 2027. The Capital Loan was not affected by the amendment and remained as a current liability (see Note 14 - “Subsequent Events – Credit Facility” for a discussion of this amendment).

Credit Facility

The Company’s Credit Facility, established pursuant to its PNC Loan Agreement, and maturing on May 15, 2027 (see “Note 14 – Subsequent Event – Credit Facility” for a discussion of the extension date to May 15, 2030), consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,420,000 as of June 30, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of June 30, 2026). The Credit Facility also includes the Term Loan and the Capital Loan.

Pursuant to the PNC Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (6.75% as of June 30, 2026) plus 2% or SOFR (as defined in the PNC Loan Agreement) plus 3.00% plus an SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus an SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus an SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

As of June 30, 2026, the Company had no outstanding borrowings under its Revolving Credit and its PNC Liquidity was approximately $25,584,000. Pursuant to the PNC Loan Agreement, the Company is required to maintain a minimum of $5,000,000 in daily PNC Liquidity.

The PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by the lender, could result in a default under the PNC Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the PNC Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first and second quarters of 2026.

Promissory Note

In April 2026, the Company purchased a parcel of property adjacent to its PFNW facility that provides direct rail access pursuant to a Purchase and Sale Agreement dated November 17, 2025, for a purchase price of $350,000. The Company paid $87,500 in cash and financed the remaining $262,500 through a promissory note dated April 15, 2026, with a bank (the “Note”). The Note matures on April 15, 2036. Beginning May 15, 2026, the Company is required to make monthly payments of approximately $3,100 based on a fixed annual interest rate of 7.50% for the first five years of the Note. Thereafter, the interest rate will adjust every five years based on the weekly average five-year U.S. Treasury Securities Rate plus 3.0%. Under no circumstances will the variable interest rates on the Note be less than 4.0% per annum or more than (except in the case of default) the lesser of 20.5% per annum or the maximum rate allowed by applicable law. The Note also contains a declining prepayment penalty. If the Company prepays the Note during the first year, it must pay a prepayment fee equal to 3.0% of the outstanding principal balance. The prepayment fee decreases by 1.0% on each annual anniversary of the Note and is eliminated beginning on the fourth anniversary of the Note.

9. Commitments and Contingencies

Hazardous Waste

In connection with our waste management services, the Company processes hazardous, non-hazardous, low-level radioactive and mixed (containing both hazardous and low-level radioactive) waste, which we transport to our own, or other, facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required at the disposal site, the Company could be a PRP for the costs of the cleanup notwithstanding any absence of fault on our part.

Notice of Non-Compliance

On April 30, 2026, the Company received a notice of non-compliance (the “Notice”) from the Washington State Department of Ecology (the “Department of Ecology”) following a June 24, 2025 inspection of the Company’s PFNW facility in Richland, Washington. The Notice is based on an inspection report identifying alleged non-compliance with certain Department of Ecology waste regulations and permit requirements and requires the Company to implement specified corrective actions and provide documentation of its compliance within prescribed timeframes.

No administrative order has been issued and no monetary penalties have been assessed as of the date of this report. The Company is actively responding to the Notice and implementing corrective measures. Based on information currently available and the Company’s ongoing response, the Company does not expect this matter to result in a material adverse effect on its financial condition, results of operations, or cash flows.

The outcome of this matter remains subject to regulatory review. While the Department of Ecology may pursue escalated enforcement action in accordance with Washington State Dangerous (Hazardous) Waste Regulations, the Company currently expects a favorable resolution of the Notice and does not believe that a loss is probable. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter.

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

The plaintiff has filed an amended and supplemented complaint (the Amended Complaint”), alleging that certain provisions of the Amended Bylaws violated Delaware law (the “Challenged Bylaws).

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

Edwin Monroy Wage and Hour Litigation

On June 26, 2026, Edwin Monroy filed a putative class action complaint in the Superior Court of the State of Washington for Benton County against Perma-Fix Northwest Richland, Inc., Perma-Fix Environmental Services, Inc., Perma-Fix Northwest, Inc., and other, unnamed, defendants. The complaint purports to assert claims on behalf of current and former hourly-paid or non-exempt employees who worked for the defendants in Washington during the three-year period preceding the filing of the complaint through the date of final judgment. The complaint alleges, among other things, failures to provide legally compliant meal and rest periods, pay for all hours worked, pay minimum and overtime wages, properly administer paid sick leave, timely pay wages, provide accurate wage statements and maintain required payroll and employment records, and reimburse certain business expenses. The plaintiff seeks class certification, recovery of allegedly unpaid wages and other compensation, statutory or enhanced damages, penalties, restitution, injunctive relief, interest, and attorneys’ fees and costs.

The Company believes the claims are without merit and intends to defend the action vigorously. The action is in its preliminary stages, no class has been certified, and the allegations have not been proven. The Company has not accrued any amount with respect to this matter because a loss is not considered probable, and the amount or range of any reasonably possible loss cannot presently be estimated.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $24,552,000 as of June 30, 2026. As of June 30, 2026, and December 31, 2025, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy, which is included in other long term assets on the accompanying Condensed Consolidated Balance Sheets, totaled $13,457,000 and $13,216,000, respectively. These amounts included interest earned of $3,986,000 and $3,745,000 as of June 30, 2026 and December 31, 2025, respectively. Interest income for the three and six months ended June 30, 2026, was approximately $116,000 and $241,000, respectively. Interest income for the three and six months ended June 30, 2025, was approximately $128,000 and $272,000, respectively. If we elect so, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2026, the total amount of standby letters of credit outstanding was approximately $3,420,000 and the total amount of bonds outstanding was approximately $19,295,000.

10. Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our previous Industrial Segment which encompasses subsidiaries divested in 2011 and prior and three previously closed locations.

The Company’s discontinued operations reported net income of $62,000 and a net loss of $133,000 (net of income taxes of $0 for each period) for the three months ended June 30, 2026 and 2025, respectively, and net losses of $50,000 and $206,000 (net of income taxes of $0 for each period) for the six months ended June 30, 2026 and 2025, respectively. The results of discontinued operations primarily reflect costs incurred in the administration and continued monitoring of the Company’s discontinued operations. The Company’s discontinued operations generated no revenues during any of the periods presented. During the second quarter of 2026, the Company recorded a receivable and a corresponding reduction in expense of approximately $130,000 related to a member-approved reimbursement of contributions and expenses in connection with the Company’s participation in an association of PRP.

The following table presents the major class of assets of discontinued operations as of June 30, 2026, and December 31, 2025. No assets and liabilities were held for sale at each of the periods noted.

	June 30,	December 31,
(Amounts in Thousands)	2026	2025
Current assets
Other assets	$242	$60
Total current assets	242	60
Long-term assets
Property, plant and equipment, net (1)	146	146
Total long-term assets	146	146
Total assets	$388	$206
Current liabilities
Accounts payable	$94	$67
Accrued expenses and other liabilities	137	127
Environmental liabilities	70	76
Total current liabilities	301	270
Long-term liabilities
Closure liabilities	195	189
Environmental liabilities	3,366	3,409
Total long-term liabilities	3,561	3,598
Total liabilities	$3,862	$3,868

(1)	net of accumulated depreciation of $10,000 for each period presented.

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

The Company’s CODM is represented by its CEO and COO (or “CODM group”). The CODM group evaluates the performance of the Treatment and Services segments and allocates resources to each reporting segment based on revenue and income (loss) from operations by comparing actual results for these measures to budgeted and forecasted amounts on a monthly, quarterly and year-to-date basis. The Company’s CODM group does not evaluate and allocate resources for the reportable segments using assets, including expenditures for additions to long-lived assets; therefore, the Company does not disclose asset information for its reporting segments.

The Company’s reportable segments exclude corporate headquarters, which support the Company’s two reportable segments through executive management, finance, treasury, human resources, accounting, legal, and other corporate functions. The financial results of corporate headquarters are not included in segment income (loss) from operations, the measure reviewed by the CODM, and are presented as unallocated corporate expenses in the reconciliation of segment income (loss) from operations to consolidated income (loss) from continuing operations before income taxes. The Company’s reportable segments also exclude discontinued operations (see Note 10 – Discontinued Operations), which do not generate revenues.

The table below summarizes segment loss from operations, the measure reviewed by the CODM, and reconciles this measure to consolidated loss from continuing operations before income taxes for the three and six months ended June 30, 2026 and 2025. Significant segment expense categories included in segment loss from operations include payroll and benefits, materials and supplies, disposal, transportation, and subcontract expenses. These expense categories are presented separately, where applicable. R&D expenses, while not considered a significant segment expense category, are also presented separately because they are regularly provided to the CODM (in thousands).

Segment Reporting for the Three Months Ended June 30, 2026

	Treatment	Services	Consolidated Total
Revenue from external customers	$8,289	$4,596	$12,885
Cost of Goods Sold:
Payroll and benefits expenses	5,458	2,293
Material and supplies expenses	1,573	—
Disposal expenses	911	—
Transportation expenses	436	—
Subcontract expenses	—	665
Other cost of goods sold (1)	2,563	1,489
Total cost of goods sold	10,941	4,447
Gross (loss) profit	(2,652)	149
SG&A:
Payroll and benefits	890	552
Other SG&A (2)	396	(145)
Total SG&A	1,286	407
R&D	189	4
Loss from operations	$(4,127)	$(262)	(4,389)
Interest income			203
Interest expense			(73)
Interest expense-financing fees			(21)
Other income			136
Unallocated corporate expenses (3)			(2,118)
Loss from continuing operations before taxes			$(6,262)

Segment Reporting for the Three Months Ended June 30, 2025

	Treatment	Services	Consolidated Total
Revenue from external customers	$11,397	$3,189	$14,586
Cost of Goods Sold:
Payroll and benefits expenses	4,742	1,874
Material and supplies expenses	1,235	—
Disposal expenses	1,095	—
Transportation expenses	366	—
Subcontract expenses	—	158
Other cost of goods sold (1)	2,393	1,176
Total cost of goods sold	9,831	3,208
Gross profit (loss)	1,566	(19)
SG&A:
Payroll and benefits	942	647
Other SG&A (2)	408	176
Total SG&A	1,350	823
R&D	232	4
Gain on disposal of property and equipment	(1)	—
Loss from operations	$(15)	$(846)	(861)
Interest income			301
Interest expense			(124)
Interest expense-financing fees			(21)
Other income			155
Unallocated corporate expenses (3)			(2,033)
Loss from continuing operations before taxes			$(2,583)

Segment Reporting for the Six Months Ended June 30, 2026

	Treatment	Services	Consolidated Total
Revenue from external customers	$16,168	$7,843	$24,011
Cost of Goods Sold:
Payroll and benefits expenses	10,222	4,421
Material and supplies expenses	2,918	—
Disposal expenses	2,366	—
Transportation expenses	825	—
Subcontract expenses	—	670
Other cost of goods sold (1)	5,322	2,651
Total cost of goods sold	21,653	7,742
Gross (loss) profit	(5,485)	101
SG&A:
Payroll and benefits	1,768	1,162
Other SG&A (2)	957	62
Total SG&A	2,725	1,224
R&D	419	4
Loss from operations	$(8,629)	$(1,127)	(9,756)
Interest income			384
Interest expense			(133)
Interest expense-financing fees			(43)
Other income			144
Unallocated corporate expenses (3)			(4,233)
Loss from continuing operations before taxes			$(13,637)

Segment Reporting for the Six Months Ended June 30, 2025

	Treatment	Services	Consolidated Total
Revenue from external customers	$20,583	$7,922	$28,505
Cost of Goods Sold:
Payroll and benefits expenses	9,179	3,887
Material and supplies expenses	2,586	—
Disposal expenses	1,316	—
Transportation expenses	861	—
Subcontract expenses	—	1,066
Other cost of goods sold (1)	4,825	2,581
Total cost of goods sold	18,767	7,534
Gross profit	1,816	388
SG&A:
Payroll and benefits	1,815	1,185
Other SG&A (2)	891	374
Total SG&A	2,706	1,559
R&D	523	27
Gain on disposal of property and equipment	(1)	(5)
Loss from operations	$(1,412)	$(1,193)	(2,605)
Interest income			636
Interest expense			(236)
Interest expense-financing fees			(41)
Other income			188
Unallocated corporate expenses (3)			(4,025)
Loss from continuing operations before taxes			$(6,083)

(1)	Other cost of goods sold for each reportable segment includes:
Treatment - lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.
Services - material and supplies, disposal, transportation, lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.

(2)	Other SG&A for each reportable segment includes:
Treatment-depreciation and amortization, travel, outside services, repair and maintenance and general expenses.
Services- travel, outside services, repair and maintenance and general expenses.

(3)	The following table reflects the unallocated corporate expenses. “Other” unallocated corporate expenses consists of repair and maintenance, depreciation and amortization, travel, public company, outside services, general and R&D expenses. (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Payroll and benefits	$924	$940	$1,921	$1,871
Other	1,194	1,093	2,312	2,154
Total	$2,118	$2,033	$4,233	$4,025

The following table presents depreciation and amortization for the three and six months ended June 30, (in thousand):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Treatment	$449	$389	$904	$771
Services	24	38	48	81
Total segment	473	427	952	852
Corporate	11	10	22	21
Total	$484	$437	$974	$873

12. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had no income tax expense for continuing operations for the three and six months ended June 30, 2026 and 2025. The Company’s effective tax rate was 0% for each period as a result of the full valuation allowance recognized against its U.S. federal and state deferred tax assets during the quarter ended September 30, 2024.

13. Sale of Common Stock

On May 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC (the “Underwriter”) to which the Company sold and issued pursuant to the terms and conditions of the Underwriting Agreement, 2,285,714 shares of its Common Stock. The shares of Common stock were sold at a negotiated price to the public of $8.75 per share. The Underwriting Agreement also allowed the Underwriter a 30-day over-allotment option (the “Option”) to purchase up to an additional 342,857 shares of the Company’s Common Stock on the same terms and conditions, which the Option was exercised in its entirely on May 15, 2026. The shares were offered and sold to the public pursuant to the Company’s “universal shelf” registration statement on Form S-3 filed with the SEC on December 2, 2024, and declared effective by the SEC on December 12, 2024, and prospectus supplement relating thereto. The aggregate gross proceeds received by the Company from the sale of the 2,628,571 shares sold totaled approximately $23,000,000, before deducting fees payable to the Underwriter and other estimated offering expenses payable by the Company (the “Offering”). The net proceeds from the Offering is anticipated to fund (i) costs relating to DFLAW and grouting upgrades at the Company’s PFNW facility, (ii) continued R&D and business development relating to the Company’s patent-pending Perma-FAS process for the destruction of PFAS, as well as the cost to complete the installation of the Company’s Perma-FAS Gen 2.0 commercial treatment unit; (iii) ongoing facility cap-ex and maintenance costs; and (iv) general corporate and working capital purposes.

The Company paid the Underwriter a total cash fee of 7.00% of the aggregate gross proceeds in the Offering, which totaled approximately $1,610,000. The Company also reimbursed the Underwriter certain expenses in connection with the Offering in an aggregate amount of approximately $95,000.

After deducting costs incurred of approximately $1,886,000, which were recorded as a reduction to additional paid-in capital, net cash proceeds from the Offering totaled approximately $21,114,000. As of June 30, 2026, the Company had paid approximately $1,705,000 of these offering costs, with the remaining unpaid costs included in accounts payable.

14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 12, 2026, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the events described below.

Credit Facility

On August 10, 2026, the Company entered into an amendment to its PNC Loan Agreement with its lender that extended the maturity date of the PNC Loan Agreement from May 15, 2027 to May 15, 2030. The amendment also eliminated the annual capital expenditure limitation of $6,000,000, provided that the Company maintains a minimum daily PNC Liquidity of $5,000,000. If PNC Liquidity falls below $5,000,000, the annual capital expenditure limitation of $6,000,000 becomes applicable.

Pursuant to the amendment, the Company may terminate the PNC Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the PNC Loan Agreement. The Company has agreed to pay PNC 0.25% of the total financing in the event the Company pays off its obligations on or before May 15, 2027. No early termination fee shall apply if the Company pays off its obligations under the PNC Loan Agreement after May 15, 2027.

In connection with the amendment, the Company paid its lender a fee of $12,500. All other terms of the PNC Loan Agreement remain unchanged.

Contract Award

On August 10 2026, the Company was awarded a Master IDIQ Subcontract by Hanford Tank Waste Operations & Closure, LLC (“H2C”) for the treatment and disposal of pretreated liquid mixed low-level waste from DOE’s Hanford Site (the “Company’s Master Subcontract”). H2C also awarded Master IDIQ Subcontracts to two other companies. H2C is the prime contractor to DOE’s Office of Environmental Management for tank waste operations and closure at the Hanford Site in southeastern Washington State. Work awarded to the Company under future task orders, if any, under the Company’s Master Subcontract, would be performed at its PFNW facility in Richland, Washington and would include the receipt and treatment of pretreated mixed low-level waste, with treated waste transported by rail for final disposal at a licensed commercial mixed low-level waste disposal facility outside the State of Washington. Task orders may be issued from January 1, 2027 through December 31, 2041, with performance of task orders issued before the end of the ordering period permitted for up to five years beyond the end of the ordering period. The multiple-award IDIQ procurement provides for a maximum cumulative quantity of 50 million gallons, with a maximum cumulative value of approximately $4.4 billion. These amounts represent procurement ceilings shared among all Master IDIQ Subcontract holders and do not represent amounts awarded or committed to the Company. The number, size and timing of task orders to be issued to the Company, if any, cannot be assured. Under the Company’s Performance Work Statement, the Company is required to maintain the capability to treat and dispose of pretreated tank waste at a rate of 100,800 gallons per week in accordance with facility license and permit conditions.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	spending priorities of Congress;
●	passage of U.S. fiscal year government budgets or enactment of CRs to keep government departments and agencies in operations;
●	commence treatment of Hanford-related waste received in the second quarter of 2026 in the third quarter of 2026 ;
●	ramp-up of Hanford-related waste at our PFNW facility;
●	investments made to support Hanford-related activity;
●	value of LLNL contract;
●	the issuance, number, size and timing of task orders to be issued to the Company under the Company’s Master Subcontract award;
●	the effect of recent stabilize Services Segment contract recent awards on the segment’s revenue base;
●	improvement in financial results in remainder of 2026;
●	demand, pricing, or throughput levels for PFAS waste volumes are sufficient to offset costs incurred from PFAS initiatives;
●	increase in Hanford waste receipts in 2026;
●	delays in anticipated treatment waste volumes and project activity;
●	ability to meet our quarterly financial covenant requirements under our PNC Loan Agreement;
●	expansion into international and commercial markets;
●	cash flow requirements;
●	sufficient cash flow and liquidity to fund operations for the next twelve months;
●	projected cash flows from operations subject to timing and uncertainty, including those resulting from ongoing federal spending constraints;
●	amount and funding of capital expenditures;
●	funding of operating and capital expenditures from existing cash from operations, PNC Liquidity under our Credit Facility, and/or financing;
●	ability to continue to operate as a going concern;
●	lower margin previously stored waste inventories substantially processed and not expected to have a material effect to operating results in the next twelve months;
●	obtain additional liquidity on acceptable terms, or at all;
●	adoption and acceptance of our PFAS technology are subject to regulatory and market factors;
●	limited current treatment destruction options for these materials to eliminate generator liabilities;
●	deployment of the second generation PFAS destruction unit in second half of 2026;
●	expectation that the second generation PFAS destruction unit will triple our production capacity;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	remediation of material weakness identified;
●	potential effect of being a PRP;
●	material adverse effect on financial condition, results of operations, or cash flow from notice of non-compliance at the PFNW facility;
●	favorable resolution of the notice of non-compliance at the PFNW facility;

●	potential violations of environmental laws and attendant remediation at our facilities.
●	result of contract with Lawrence Livermore National Laboratory; and
●	results of strategic operations.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to process waste at our facilities;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	material adjustments to environmental remediation reserves;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	failure of our Italian team partner to perform its requirements in connection with the Italian project;
●	changes in the scope of work relating to existing contracts;
●	occurrence of a health pandemic having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;
●	cost reduction measures;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2025 Form 10-K and the “Forward-Looking Statements” contained in the MD&A of the first quarter 2026 Form 10-Q and the this second quarter Form 10-Q.

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

Overview

Our operating results for the second quarter of 2026 were below management’s expectations, primarily due to the timing of anticipated waste receipts, processing delays due to customer-directed changes in treatment protocols and continued strategic investments in support of future growth initiatives within our Treatment Segment. In addition, delays in the commencement of several new projects within our Services Segment and the continued processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues during the quarter, as described below. Despite these near-term impacts, the quarter marked an important operational milestone as our PFNW facility received certain Hanford-related waste streams as anticipated. These receipts contributed to an increase in our Treatment Segment backlog to approximately $15,733,000 at June 30, 2026, up approximately 28.5% from $12,248,000 at March 31, 2026. Subsequent to quarter-end, in early July, PFNW also began receiving liquid effluent wastes from the DFLAW facility, representing another significant operational milestone for the Company.

Although these operational milestones were achieved, our second quarter financial results did not reflect the benefit of the waste receipts discussed above. Customer-directed changes in treatment protocols delayed the processing of certain Hanford-related waste streams received during the second quarter into the third quarter. We expect to commence treatment of these wastes during the third quarter of 2026. At the same time, we incurred increased personnel and other operating expenses in anticipation of increases of these waste receipts; thus, while the revenue shifted to the second half, associated costs were incurred in the second quarter, which contributed to our losses for the period. In addition, as noted above, delays in the commencement of several new projects within our Services Segment and the continued processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues during the quarter. Certain of these previously stored waste inventories carried lower margins, which adversely affected our results of operations. These lower-margin previously stored waste inventories have now been substantially processed and are not expected to have a material effect on operating results during the next twelve months.

We believe the investments we have made in personnel, operational readiness, facility upgrades, capacity enhancements, as well as the acquisition of the rail-line land parcel that connects the PFNW property to the Port of Benton short-line railroad (see “Note 8 – Long-Term Debt – Promissory Note” to the accompanying Condensed Consolidated Financial Statements for further discussion of rail-line land parcel) have positioned us to support increasing Hanford-related activity. The commencement of Hanford-related waste receipts during the second quarter, the start of DFLAW liquid effluent waste receipts subsequent to quarter-end, the H2C contract award in August 2026 discussed below, and the growth in our Treatment Segment backlog indicate that these investments are beginning to translate into increased operating activity.

On August 10 2026, we were awarded a Master IDIQ Subcontract by Hanford Tank Waste Operations & Closure, LLC (“H2C”) for the treatment and disposal of pretreated liquid mixed low-level waste from DOE’s Hanford Site (the “Company’s Master Subcontract”). H2C also awarded Master IDIQ Subcontracts to two other companies. H2C is the prime contractor to DOE’s Office of Environmental Management for tank waste operations and closure at the Hanford Site in southeastern Washington State. Work awarded to us under future task orders, if any, under the Company’s Master Subcontract, would be performed at our PFNW facility in Richland, Washington and would include the receipt and treatment of pretreated mixed low-level waste, with treated waste transported by rail for final disposal at a licensed commercial mixed low-level waste disposal facility outside the State of Washington. Task orders may be issued from January 1, 2027 through December 31, 2041, with performance of task orders issued before the end of the ordering period permitted for up to five years beyond the end of the ordering period. The multiple-award IDIQ procurement provides for a maximum cumulative quantity of 50 million gallons, with a maximum cumulative value of approximately $4.4 billion. These amounts represent procurement ceilings shared among all Master IDIQ Subcontract holders and do not represent amounts awarded or committed to us. The number, size and timing of task orders to be issued to us, if any, cannot be assured. Under our Performance Work Statement, we are required to maintain the capability to treat and dispose of pretreated tank waste at a rate of 100,800 gallons per week in accordance with facility license and permit conditions.

Our PFNW facility is working with Washington State regulators regarding an expansion of its existing grouting permits and is advancing the design and procurement of facility upgrades intended to support the proposed expanded capacity.

Activity in our Services Segment is also increasing. During the first quarter of 2026, the segment was awarded a two-year master task agreement with an estimated value of approximately $24 million for demolition and disposal services at Lawrence Livermore National Laboratory (“LLNL”). In addition, during the second quarter we were awarded nearly $15 million of additional contracts supporting multiple DOE and commercial sites.

In May 2026, we completed a public equity raise and issued and sold an aggregate 2,628,571 shares of our Common Stock to fund capital investments and general working capital needs, including investments at our PFNW facility to support the Hanford waste program (see “Liquidity and Capital Resources – Financing Activities” within this MD&A and “Note 13 – Sale of Common Stock” to the accompanying Condensed Consolidated Financial Statements for further discussion of this equity raise).

Looking ahead, we believe our current initiatives position us for potential improvement in our financial results during the remainder of 2026. These initiatives include pursuing additional large and mid-size procurement opportunities within the DOE and DOW, including opportunities under the Hanford waste program, as well as expanding our presence in commercial and international markets.

See “Federal Funding” and “Market Trends and Uncertainties” in “Known Trends and Uncertainties” within this MD&A for a discussion of factors that could negatively impact our results of operations for the remainder of 2026.

Financial Results Overview

As a result of the combined factors discussed above, revenue decreased by $1,701,000, or 11.7%, to $12,885,000 for the three months ended June 30, 2026, from $14,586,000 for the same period of 2025. The decrease was primarily attributable to our Treatment Segment, where revenue declined by $3,108,000, or 27.3%, to $8,289,000 from $11,397,000 in the prior-year period. This decrease was partially offset by higher Services Segment revenue, which increased by $1,407,000, or 44.1%, to $4,596,000 from $3,189,000 in the same period of 2025. Cost of goods sold increased by $2,349,000, or 18.0%, to $15,388,000 for the three months ended June 30, 2026, compared to $13,039,000 for the same period of 2025. As a result, we incurred a gross loss of $2,503,000 for the three months ended June 30, 2026, compared with gross profit of $1,547,000 in the prior-year period. SG&A expenses decreased by $379,000 to $3,751,000 for the three months ended June 30, 2026, from $4,130,000 in the same period of 2025.

For the six months ended June 30, 2026, revenue decreased by $4,494,000, or 15.8%, to $24,011,000 from $28,505,000 for the same period of 2025. The decrease was primarily attributed to our Treatment Segment where revenue declined by $4,415,000. Services Segment revenue decreased slightly by $79,000 or 1.0% to $7,843,000 for the six months ended June 30, 2026 from $7,922,000 for the same period of 2025. Cost of goods sold increased by $3,094,000, or 11.8%, to $29,395,000 for the six months ended June 30, 2026, from $26,301,000 in the same period of 2025. As a result, we incurred a gross loss of $5,384,000 for the six months ended June 30, 2026, compared with gross profit of $2,204,000 in the prior-year period. SG&A expenses decreased by $96,000, or 1.2%, to $8,049,000 from $8,145,000 for the same period of 2025.

See below “Results of Operations” for a discussion of our financial results for the three and six months ended June 30, 2026 as compared to the corresponding period of 2025.

Despite the positive developments discussed above, management concluded that substantial doubt continues to exist about our ability to continue as a going concern within one year after the date the accompanying Condensed Consolidated Financial Statements are issued (see “Liquidity and Capital Resources” within this MD&A for a discussion of the factors and conditions underlying this conclusion).

Business Environment

Our Treatment and Services Segments’ business continue to be heavily dependent on services that we provide to federal governmental clients, primarily as subcontractors for others who are contractors to government entities or directly as the prime contractor. We believe demand for our services will continue to be subject to fluctuations due to a variety of factors beyond our control. In addition, our governmental contracts and subcontracts relating to activities at federal governmental sites are generally subject to termination for convenience at any time, at the government’s option. Significant reductions in the level of governmental funding, government shutdown or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment and Services.

Summary – Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Consolidated (amounts in thousands)	2026	%	2025	%	2026	%	2025	%
Net revenues	$12,885	100.0	$14,586	100.0	$24,011	100.0	$28,505	100.0
Cost of goods sold	15,388	119.4	13,039	89.4	29,395	122.4	26,301	92.3
Gross (loss) profit	(2,503)	(19.4)	1,547	10.6	(5,384)	(22.4)	2,204	7.7
Selling, general and administrative	3,751	29.1	4,130	28.3	8,049	33.5	8,145	28.6
Research and development	253	2.0	312	2.1	556	2.4	695	2.4
Gain on disposal of property and equipment	—	—	(1)	—	—	—	(6)	—
Loss from operations	(6,507)	(50.5)	(2,894)	(19.8)	(13,989)	(58.3)	(6,630)	(23.3)
Interest income	203	1.6	301	2.1	384	1.6	636	2.2
Interest expense	(73)	(.6)	(124)	(.9)	(133)	(.5)	(236)	(.8)
Interest expense-financing fees	(21)	(.2)	(21)	(.1)	(43)	(.2)	(41)	(.1)
Other	136	1.1	155	1.0	144	.6	188	.7
Loss from continuing operations before taxes	(6,262)	(48.6)	(2,583)	(17.7)	(13,637)	(56.8)	(6,083)	(21.3)
Income tax expense	—	—	—	—	—	—	—	—
Loss from continuing operations	$(6,262)	(48.6)	$(2,583)	(17.7)	$(13,637)	(56.8)	$(6,083)	(21.3)

Revenues

Consolidated revenues decreased $1,701,000, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change	% Change
Treatment
Government waste	$5,145	39.9	$7,196	49.3	$(2,051)	(28.5)
Hazardous/non-hazardous (1)	1,723	13.4	1,406	9.6	317	22.5
Other nuclear waste	1,421	11.0	2,795	19.2	(1,374)	(49.2)
Total	8,289	64.3	11,397	78.1	(3,108)	(27.3)

Services
Nuclear services	2,317	18.0	1,681	11.5	636	37.8
Technical services	2,279	17.7	1,508	10.4	771	51.1
Total	4,596	35.7	3,189	21.9	1,407	44.1

Total	$12,885	100.0	$14,586	100.0	$(1,701)	(11.7)

(1) Includes wastes generated by government clients of $702,000 and $567,000 for the three months ended June 30, 2026 and the corresponding period of 2025, respectively.

Treatment Segment revenue decreased by $3,108,000, or 27.3%, for the three months ended June 30, 2026, compared with the same period in 2025. The decline was primarily due to lower waste volume and a less favorable revenue mix. The less favorable revenue mix reflected lower average pricing, primarily resulting from the processing of certain previously stored waste inventories. These previously stored waste inventories were processed as part of our preparation for anticipated increases in Hanford-related waste volumes.

The increase in revenue in our Services Segment was primarily attributable to a higher volume of project work during the period compared with the same period in 2025. Revenue in our Services Segment is project-based and is influenced by the scope, duration, timing, and completion of individual projects. As a result, revenue may fluctuate significantly between reporting periods based on the timing, scope, and mix of projects performed.

Consolidated revenues decreased $4,494,000 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change	% Change
Treatment
Government waste	$9,928	41.3	$14,213	49.8	$(4,285)	(30.1)
Hazardous/non-hazardous (1)	3,055	12.7	2,473	8.7	582	23.5
Other nuclear waste	3,185	13.3	3,897	13.7	(712)	(18.3)
Total	16,168	67.3	20,583	72.2	(4,415)	(21.4)

Services
Nuclear services	4,377	18.2	5,055	17.7	(678)	(13.4)
Technical services	3,466	14.5	2,867	10.1	599	20.9
Total	7,843	32.7	7,922	27.8	(79)	(1.0)

Total	$24,011	100.0	$28,505	100.0	$(4,494)	(15.8)

(1) Includes wastes generated by government clients of $1,214,000 and $1,007,000 for the six months ended June 30, 2026, and the corresponding period of 2025, respectively.

Treatment Segment revenue decreased by $4,415,000, or 21.4%, for the six months ended June 30, 2026, compared with the same period in 2025. The decline was primarily due to lower waste volumes and a less favorable revenue mix. The less favorable revenue mix reflected lower average pricing, which was impacted in part by the processing of certain previously stored waste inventories that carried lower average pricing. These previously stored waste inventories were processed as part of our preparation for anticipated increases in Hanford-related waste volumes.

The decrease in revenue in our Services Segment was primarily attributable to a lower volume of project work during the first quarter of 2026. The lower project volume reflected, in part, the impact of typical winter weather and post-holiday slowdowns that reduced field activity. Revenue in our Services Segment is project-based, and the scope, duration, timing, and completion of individual projects vary from period to period. As a result, revenue may fluctuate significantly between reporting periods based on the timing, scope, and mix of projects performed.

Cost of Goods Sold

Cost of goods sold increased $2,349,000 for the quarter ended June 30, 2026, compared with the same period in 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$10,941	132.0	$9,831	86.3	$1,110
Services	4,447	96.8	3,208	100.6	1,239
Total	$15,388	119.4	$13,039	89.4	$2,349

Cost of goods sold for the Treatment Segment increased by approximately $1,110,000, or 11.3%. Variable costs increased by approximately $477,000, primarily due to higher materials and supplies, transportation, and outside services costs totaling approximately $444,000, as well as higher overtime expense of approximately $217,000 incurred in processing previously stored waste inventories in anticipation of increases in Hanford-related waste volumes. These increases were partially offset by lower disposal costs of approximately $184,000. Within our Treatment Segment, the composition and level of variable costs can fluctuate based on the waste mix. Treatment Segment fixed costs increased by approximately $633,000. Fixed salaries and payroll-related expenses increased by approximately $499,000, primarily due to COLA adjustments implemented in July 2025 and increased headcount. Maintenance costs increased by approximately $45,000 due to general equipment upkeep and facility security enhancements. Depreciation expense increased by approximately $59,000 due to additional capitalized equipment, including our prototype PFAS reactor. Regulatory expenses increased by approximately $74,000 due to increased regulatory activities and higher fees assessed by regulatory agencies. These increases were partially offset by a decrease of approximately $44,000 in general expenses, primarily due to lower utility costs.

Services Segment cost of goods sold increased by $1,239,000, or 38.6%, primarily due to higher revenue during the period. The increase was primarily driven by higher subcontract and outside services costs of approximately $655,000 and higher salaries and payroll-related expenses of approximately $419,000. The increase in salaries and payroll-related expenses primarily reflected the COLA implemented in July 2025, as well as increased labor associated with the higher volume of project work. Cost of goods sold also increased due to higher travel costs of approximately $118,000 and increased materials and supplies, disposal, and regulatory costs totaling approximately $108,000. These increases were partially offset by lower general expenses of approximately $48,000 across various categories and lower depreciation expense of approximately $13,000, as certain equipment became fully depreciated in 2025. Within our Services Segment, the composition and level of cost of goods sold are influenced by the type, scope, and timing of projects performed during the period. Certain projects require greater reliance on subcontractors, specialized materials, regulatory compliance activities, or travel, while others are more labor-intensive or utilize primarily in-house resources. As a result, the mix of project work can significantly affect both the composition and level of costs incurred and may not be directly proportional to changes in revenue.

Cost of goods sold increased $3,094,000, for the six months ended June 30, 2026, compared with the same period in 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$21,653	133.9	$18,767	91.2	$2,886
Services	7,742	98.7	7,534	95.1	208
Total	$29,395	122.4	$26,301	92.3	$3,094

Cost of goods sold for the Treatment Segment increased by approximately $2,886,000, or 15.4%. Variable costs increased by approximately $1,686,000, primarily due to higher disposal, materials and supplies, transportation and lab costs totaling approximately $1,453,000, as well as higher overtime expense of approximately $233,000 incurred in processing previously stored waste inventories in anticipation of increases in Hanford-related waste volumes. Within our Treatment Segment, the composition and level of variable costs can fluctuate based on waste mix. Treatment Segment fixed costs increased by approximately $1,200,000. Fixed salaries and payroll-related expenses increased by approximately $810,000, primarily due to COLA adjustments implemented in July 2025 and increased headcount. Maintenance costs increased by approximately $127,000 due to general equipment upkeep and facility security enhancements. Depreciation expense increased by approximately $133,000 due to additional capitalized equipment, including our prototype PFAS reactor. Regulatory expenses increased by approximately $192,000 due to increased regulatory activities and higher fees assessed by regulatory agencies. These increases were partially offset by a decrease of approximately $62,000 in general expenses, primarily due to lower utility costs.

Services Segment cost of goods sold increased by $208,000, or 2.8%. The increase was primarily driven by higher salaries and payroll-related expenses of approximately $534,000, reflecting the COLA implemented in July 2025, as well as increased labor associated with the higher volume of project work. Cost of goods sold also increased due to higher travel costs of approximately $237,000. These increases were partially offset by lower outside services costs of approximately $276,000, lower materials and supplies, disposal and regulatory costs totaling approximately $171,000, lower general expenses of approximately $83,000 across various categories, and lower depreciation expense of approximately $33,000 as certain equipment became fully depreciated in 2025. Within our Services Segment, the composition and level of cost of goods sold are influenced by the type, scope, and timing of projects performed during the period. Certain projects require greater reliance on subcontractors, specialized materials, regulatory compliance activities, or travel, while others are more labor-intensive or utilize primarily in-house resources. As a result, the mix of project work can significantly affect both the composition and level of costs incurred and may not be directly proportional to changes in revenue.

Gross (Loss) Profit

Gross profit for the quarter ended June 30, 2026 decreased $4,050,000 over the same period in 2025 as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$(2,652)	(32.0)	$1,566	13.7	$(4,218)
Services	149	3.2	(19)	(0.6)	168
Total	$(2,503)	(19.4)	$1,547	10.6	$(4,050)

Treatment Segment incurred a gross loss of $2,652,000 for the three months ended June 30, 2026, compared with a gross profit of $1,566,000 for the same period in 2025. Gross margin declined to (32.0%) from 13.7%. The decline in gross profit and gross margin was primarily due to lower revenue resulting from reduced waste volumes and a less favorable waste mix. In addition, the Treatment Segment’s higher fixed operating costs were spread over a lower revenue base, further reducing gross margin and contributing to the gross loss.

Services Segment gross profit increased by approximately $168,000, and gross margin improved to 3.2% from (0.6%) in the prior-year period, primarily due to higher revenue. Gross margins within our Services Segment are influenced by the type, scope, and mix of projects performed, which are generally competitively bid and have varying margin structures. As a result, gross margins may fluctuate from period to period based on the timing and mix of projects completed.

Gross profit for the six months ended June 30, 2026 decreased $7,588,000 over 2025 as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$(5,485)	(33.9)	$1,816	8.8	$(7,301)
Services	101	1.3	388	4.9	(287)
Total	$(5,384)	(22.4)	$2,204	7.7	$(7,588)

Treatment Segment incurred a gross loss of $5,485,000 for the six months ended June 30, 2026, compared a gross profit of $1,816,000 for the same period of 2025. Gross margin declined to (33.9%) from 8.8%, primarily due to lower revenue from lower waste volume and a less favorable waste mix. In addition, higher operating fixed costs within the Treatment Segment, which were spread over a lower revenue base, further reduced gross margin and contributed to the gross loss.

Services Segment gross profit decreased by $287,000, and gross margin declined to 1.3% from 4.9% in the prior-year period, primarily due to lower revenue and a less favorable project margin mix. Gross margins within our Services Segment are influenced by the type, scope, and mix of projects performed, which are generally competitively bid and have varying margin structures. As a result, gross margins may fluctuate from period to period based on the timing and mix of projects completed.

SG&A

SG&A expenses decreased $379,000 for the three months ended June 30, 2026, compared to the corresponding period for 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change
Administrative	$2,058	—	$1,957	—	$101
Treatment	1,286	15.5	1,350	11.8	(64)
Services	407	8.9	823	25.8	(416)
Total	$3,751	29.1	$4,130	28.3	$(379)

Administrative SG&A increased primarily due to higher outside services costs associated with increased legal and business activities. Treatment Segment SG&A declined primarily due to lower salaries and payroll-related expenses as fewer employee hours were required to support administrative and marketing functions. Services Segment SG&A declined primarily due to a decrease in the provision for credit losses resulting from the settlement of a receivable that had previously been determined to be uncollectible, as well as lower salaries and payroll-related expenses due to fewer employee hours needed to support marketing functions.

SG&A expenses decreased $96,000 for the six months ended June 30, 2026, compared to the corresponding period for 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change
Administrative	$4,100	—	$3,880	—	$220
Treatment	2,725	16.9	2,706	13.1	19
Services	1,224	15.6	1,559	19.7	(335)
Total	$8,049	33.5	$8,145	28.6	$(96)

Administrative SG&A increased primarily due to approximately $184,000 of higher outside services costs associated with increased legal and business activities. The remaining increase was primarily attributable to higher salaries and payroll-related expenses resulting from COLA implemented in July 2025 for employees and January 2026 for executives. Treatment Segment SG&A increased primarily due to approximately $53,000 of higher outside services costs associated with increased consulting and business activities and approximately $31,000 of higher travel expenses incurred by information technology personnel. These increases were partially offset by lower salaries and payroll-related expenses, as fewer employee hours were required to support administrative and marketing functions. Services Segment SG&A declined primarily due to a decrease in provision for credit losses resulting from the settlement of a receivable that had previously been determined to be uncollectible.

Interest Income

Interest income decreased by approximately $98,000 and $252,000 for the three and six months ended June 30, 2026, respectively, compared with the same periods in 2025. The decreases were primarily due to lower interest income earned on lower balances maintained in our MMDA. Interest income also declined due to lower interest earned on our finite risk sinking funds, primarily as a result of lower interest rates.

Interest Expense

Interest expense decreased by approximately $51,000 and $103,000 for the three and six months ended June 30, 2026, respectively, compared with the same periods in 2025. The decreases were primarily due to the capitalization of approximately $40,000 and $74,000 of interest in the three and six months ended June 30, 2026, respectively, related to debt incurred for construction projects, including our second PFAS reactor.

Income Taxes

We had no income tax expense for continuing operations for the three and six months ended June 30, 2026 and 2025. Our effective tax rate was 0% for each period as a result of the full valuation allowance recognized against its U.S. federal and state deferred tax assets during the quarter ended September 30, 2024.

Liquidity and Capital Resources

Our cash flow requirements during the six months ended June 30, 2026, were funded primarily from available PNC Liquidity. Our PNC Liquidity includes cash held in our MMDA, which includes net proceeds from the sale of 2,628,571 shares of our Common Stock completed in May 2026 (see “Financing Activities” below within this MD&A and “Note 13—Sale of Common Stock” to the accompanying Condensed Consolidated Financial Statements for further discussion of the equity offering).

As of June 30, 2026, we had no outstanding borrowings under our Revolving Credit and our PNC Liquidity was approximately $25,584,000, which included approximately $20,338,000 of cash held in our MMDA. As of December 31, 2025, we had no outstanding borrowing under our Revolving Credit and our PNC Liquidity was approximately $18,126,000, which included approximately $11,529,000 of cash held in our MMDA.

We incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $13,637,000 during the first six months of 2026. We also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $8,769,000 during the first six months of 2026. These results were due in part to delays in the enactment of federal appropriations and Congress’s continued use of CRs, as well as increased investments in PFAS technology (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of our new technology), expansion of treatment capacity, workforce growth, and infrastructure enhancements intended to support anticipated waste treatment volumes, including anticipated Hanford-related waste volumes. In addition, for 2026 year to date, delays in the commencement of several new projects within our Services Segment, processing delays due to customer-directed changes in treatment protocols and the continued processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues during the quarter. Certain of these previously stored waste inventories carried lower margins, which adversely affected our results of operations. These lower-margin previously stored waste inventories have now been substantially processed and are not expected to have a material effect on operating results during the next twelve months.

Our expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

A significant portion of our projected revenues and cash flows underlying our forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Because these customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations and other factors outside our control, we could not conclude that our plans are probable of effectively mitigating the conditions giving rise to substantial doubt. Accordingly, substantial doubt continues to exist about our ability to continue as a going concern for one year following the date the accompanying Condensed Consolidated Financial Statements are issued.

Our plans to address these conditions include utilizing existing cash and borrowing availability; pursuing operating improvements supported by the Company’s Treatment and Services Segment backlogs; continuing to pursue additional government, commercial and international project opportunities; managing capital expenditures and operating costs; and, if necessary, seeking additional liquidity through equity or other financing arrangements or potential asset dispositions. In addition, on August 10, 2026, we extended the maturity of our PNC Credit Facility from May 2027 to May 2030, among other things (see “Liquidity and Capital Resources—Financing Activities—Credit Facility” for a discussion of this extension).

Although the May 2026 equity offering discussed elsewhere in this Report strengthened our liquidity, we concluded that the substantial doubt was not alleviated. We expect our existing liquidity, anticipated operating cash flows and borrowing availability to be sufficient to fund our operations during the assessment period. However, the ability of our plans to mitigate the conditions giving rise to substantial doubt depends in part on the timing and volume of government-directed waste shipments and project activity, as well as other matters outside our control. In addition, the Company’s borrowing availability is subject to compliance with applicable financial covenants and other conditions. There can be no assurance that additional liquidity , if needed, will be available on acceptable terms or at all.

The following table reflects the cash flow activities during the first six months of 2026 and 2025.

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash used in operating activities of continuing operations	$(8,769)	$(3,439)
Cash used in operating activities of discontinued operations	(192)	(222)
Cash used in investing activities of continuing operations	(2,950)	(1,807)
Cash used in investing activities of discontinued operations	(45)	(16)
Cash provided by (used in) financing activities of continuing operations	20,927	(626)
Effect of exchange rate changes in cash	(1)	1
Increase (decrease) in cash and finite risk sinking fund (restricted cash)	$8,970	$(6,109)

As of June 30, 2026, we had cash on hand of approximately $20,497,000.

Operating Activities

Cash used in operating activities from continuing operations during the first six months of 2026 primarily reflected our net loss of approximately $13,637,000, adjusted for non-cash items, including stock-based compensation expense of approximately $398,000 and depreciation and amortization expense of approximately $974,000. Changes in operating assets and liabilities provided approximately $3,508,000 of cash, primarily reflecting a decrease in accounts receivable (including the recovery of credit losses) of approximately $1,481,000 and a net increase in accounts payable, accrued expenses, deferred revenue, and other accrued liabilities of approximately $3,074,000. These favorable changes were partially offset by an increase in unbilled receivables of approximately $797,000 and a net increase in inventories, prepaid expenses, and other assets of approximately $250,000. Accounts receivable balances are affected by the timing of customer invoicing and collections, while the timing of cash receipts is influenced by the payment terms and conditions of our customer contracts.

Cash used in operating activities from continuing operations during the first six months of 2025 primarily reflected our net loss of approximately $6,083,000, adjusted for non-cash items, including stock-based compensation expense of approximately $382,000 and depreciation and amortization expense of approximately $873,000. Changes in operating assets and liabilities provided approximately $1,072,000 of cash, primarily reflecting a decrease in accounts receivable (net of the provision for credit losses) of approximately $2,974,000 and a net decrease in inventories, prepaid expenses, and other assets of approximately $463,000. These favorable changes were partially offset by an increase in unbilled receivables of approximately $1,297,000 and a net decrease in accounts payable, accrued expenses, deferred revenue, and other accrued liabilities of approximately $1,068,000.

Cash used in operating activities from discontinued operations during the first six months of 2026 and 2025 consisted primarily of costs incurred in connection with the management of administrative and regulatory matters related to our remediation projects.

We had working capital of $18,390,000 (which included working capital of our discontinued operations) as of June 30, 2026, compared to working capital of $13,803,000 as of December 31, 2025. The increase in our working capital was primarily due to net proceeds received from the equity raise that we completed in May of 2026.

Investing Activities

Cash used in investing activities from continuing operations during the first six months of 2026 consisted primarily of cash purchases of property and equipment of approximately $2,675,000. The remaining cash outflows related to expenditures for operating permits and certain intangible assets.

Cash used in investing activities of our continuing operations in the first six months of 2025 consisted primarily of cash purchases of property and equipment of approximately $1,766,000. The remaining cash used in investing activities consisted of cash outlays made in connection with our operating permits and certain intangible assets. Total cash used in investing activities of our continuing operations was partially offset by approximately $33,000 from our sale of idle equipment.

Our capital expenditures for the periods noted above included investments in our second-generation and prototype PFAS technology systems, as well as facility upgrades and capacity enhancements to support anticipated increases in waste volumes associated with the Hanford waste program.

Our anticipated capital expenditures for the remainder of 2026 include expenditures to complete our second-generation reactor for our PFAS technology and continuing facility upgrades and capacity enhancements to support anticipated increases in waste volumes associated with the Hanford waste program. We plan to fund our capital expenditures for the remainder of 2026 from cash from operations, available PNC Liquidity (which includes proceeds from the May 2026 equity raise) and/or financing. The initiation, timing, and amount of these capital expenditures are subject to a number of factors, including, among other things, cost/benefit analysis, the pace of our strategic project initiatives, operating performance, project timing, and management’s continuing evaluation of liquidity. Continuing losses may require us to seek additional liquidity through equity or other financing arrangements, potential asset dispositions, or other strategic alternatives. We may also be required to reduce certain operating expenditures, including, but not limited to, reduction in R&D activities.

Cash used in investing activities of our discontinued operations in the first six months of 2026 and 2025 consisted of payments made in connection with a certain regulatory permit at our PFSG subsidiary.

Financing Activities

Cash provided by financing activities during the first six months of 2026 consisted primarily of net proceeds of approximately $21,295,000 received from the sale of 2,628,571 shares of our Common Stock in May 2026 to fund certain capital investments and general working capital needs (see “Note 13 – Sale of Common Stock” to the accompanying Condensed Consolidated Financial Statements for further discussion of this equity raise). The net proceeds reflect gross proceeds from the offering of approximately $23,000,000, net of $1,705,000 of offering costs paid through June 30, 2026. Total offering costs incurred in connection with the offering were $1,886,000 as of June 30, 2026. Cash provided by financing activities also included proceeds received of approximately $153,000 from stock option exercises. These cash inflows were partially offset by principal payments of approximately $521,000 on our Term Loan, Capital Loan, and finance lease obligations.

Our cash used in financing during the first six months of 2025 consisted mostly of principal payments of approximately $313,000 primarily for our Term and Capital Loans under our Credit Facility, principal payments of $148,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $49,000.

Credit Facility

Our Credit Facility, established pursuant to our PNC Loan Agreement, and maturing on May 15, 2027, consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,420,000 as of June 30, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of June 30, 2026). The Credit Facility also includes a Term Loan and a Capital Loan with outstanding balances of approximately $1,083,000 and $96,000, respectively, as of June 30, 2026. On August 10, 2026, we entered into an amendment to our PNC Loan Agreement with our lender that extended the maturity date of the PNC Loan Agreement from May 15, 2027 to May 15, 2030. The amendment also eliminated the annual capital expenditure limitation of $6,000,000, provided that we maintain a minimum daily PNC Liquidity of $5,000,000. If PNC Liquidity falls below $5,000,000, the annual capital expenditure limitation of $6,000,000 becomes applicable.

Pursuant to the amendment, we may terminate the PNC Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the PNC Loan Agreement. We also agreed to pay PNC 0.25% of the total financing in the event we pay off our obligations on or before May 15, 2027. No early termination fee shall apply if we pay off our obligations under the PNC Loan Agreement after May 15, 2027.

In connection with the amendment, we paid our lender a fee of $12,500. All other terms of the PNC Loan Agreement remain unchanged.

Our PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by our lender, could result in a default under our PNC Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our PNC Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first and second quarters of 2026, including maintenance of a minimum of $5,000,000 in daily PNC Liquidity. We expect to meet our financial covenant requirements for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of June 30, 2026, the total amount of standby letters of credit outstanding totaled approximately $3,420,000 and the total amount of bonds outstanding totaled approximately $19,295,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of June 30, 2026, the closure and post-closure requirements for these facilities were approximately $24,552,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first six months of 2026 and recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either indirectly as a subcontractor or directly as a prime contractor to federal government entities, representing approximately $8,809,000 or 68.4% and $15,646,000 or 65.2% of our total revenues during the three and six months ended June 30, 2026, respectively, compared to $9,204,000 or 63.1% and $17,609,000 or 61.8% of our total revenues during the three and six months ended June 30, 2025.

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

Market Trends and Uncertainties. Macroeconomic conditions, including government and policy changes, government budget issues, tariff actions and uncertainties related to trade wars, ambiguity surrounding interest rates, inflationary pressures, softening labor markets, and geopolitical instability, including ongoing conflicts and unrest in the Middle East, have created significant uncertainty in the global economy and volatility in the capital markets. Inflationary pressures, including volatility in oil and fuel prices, have increased certain production-related variable costs, adversely impacting our gross margins. We continue to monitor the potential effects of these conditions on our revenue and profitability, including supply chain challenges, volatility in the cost of the goods and services we utilize in generating revenue, and economic pressures on our customers that may result in reduced and/or delayed spending. We continue to evaluate and implement strategic initiatives that we believe will assist us in managing the potential impacts of these factors, including supply chain optimization, pricing strategies, sourcing adjustments, and cost reduction measures designed to minimize the impact on our financial results.

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

Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies. However, our PFAS technology remains in an early stage of commercialization, and we continue to incur operating, R&D and capital costs associated with scaling, market development, and regulatory acceptance. While we have filed patent applications relating to our technology for PFAS destruction and have processed limited commercial quantities of PFAS-containing waste materials with our System, there can be no assurance that demand, pricing, or throughput levels will be sufficient in the near term to offset these costs. Still, we believe that there are limited treatment options currently available that are intended to permanently destroy these materials, as opposed to managing them through storage or containment, which may be important to waste generators seeking to address potential long-term environmental liability. We believe that our patent-pending technology exceeds the performance of other current destruction-based methods; however, adoption and acceptance of any such technology remain subject to regulatory and market factors.

Some of the sizable markets for PFAS include Aqueous Film-Foaming Foam (“AFFF”) firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems.

With commercial operation of our System, we anticipate deployment of our second-generation unit in the second half of 2026 at our EWOC facility in Oak Ridge, Tennessee, which we believe will allow us to triple our production capacity. We continue to market our System technology through various channels. In the next several calendar quarters, we expect to further advance our patent-pending PFAS technology from demonstrated successful bench-scale testing to pilot-scale applications for soil, biosolids, and filter media, broadening the reach of our System’s PFAS destruction capabilities.

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

On April 30, 2026, we received a notice of non-compliance (the “Notice”) from the Washington State Department of Ecology (the “Department of Ecology”) following a June 24, 2025 inspection of our PFNW facility in Richland, Washington. The Notice is based on an inspection report identifying alleged non-compliance with certain Department of Ecology waste regulations and permit requirements and requires us to implement specified corrective actions and provide documentation of its compliance within prescribed timeframes.

No administrative order has been issued and no monetary penalties have been assessed as of the date of this report. We are actively responding to the Notice and implementing corrective measures. Based on information currently available and our ongoing response, we do not expect this matter to result in a material adverse effect on our financial condition, results of operations, or cash flows.

The outcome of this matter remains subject to regulatory review. While the Department of Ecology may pursue escalated enforcement action in accordance with Washington State Dangerous (Hazardous) Waste Regulations, we currently expects a favorable resolution of the Notice and does not believe that a loss is probable. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of June 30, 2026, we had total environmental remediation liabilities of $3,436,000, a decrease of approximately $49,000 from the December 31, 2025 balance of $3,485,000. The decrease reflects payments for our PFSG remediation project. As of June 30, 2026, approximately $70,000 of the total environmental remediation liabilities were recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of June 30, 2026 due to a material weakness in our internal controls over financial reporting identified for the year ended December 31, 2025, as set forth below.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

We are committed to maintaining effective internal control over financing reporting. For the material weakness identified, we have commenced the process of developing and implementing our remediation plan that includes completeness checks and additional reconciliation procedure related to processed waste and our inventory waste management systems at our Treatment Segment. However, some of these steps will take time to be fully integrated and validated for operating effectiveness. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

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

There are no material legal proceeding pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2025, except for the matter described below. In addition, there has been no material change in the legal proceeding previously disclosed by us in our Form 10-Q for the quarter ended March 31, 2026 as discussed in “Note 9 - Commitments and Contingencies – Legal Matters – Michael O’Neill” of the Condensed Consolidated Financial Statements.

Monroy Wage and Hour Litigation

On June 26, 2026, Edwin Monroy filed a putative class action complaint in the Superior Court of the State of Washington for Benton County against Perma-Fix Northwest Richland, Inc., Perma-Fix Environmental Services, Inc., Perma-Fix Northwest, Inc., and other, unnamed, defendants. The complaint purports to assert claims on behalf of a class of approximately 50 or more current and former hourly-paid or non-exempt employees in Washington during the period beginning approximately June 26, 2023 through the date of final judgment. The complaint alleges, among other things, failures to provide legally compliant meal and rest periods, pay for all hours worked, pay minimum and overtime wages, properly administer paid sick leave, timely pay wages, provide accurate itemized wage statements and maintain required payroll and employment records, and reimburse certain business expenses. The complaint also alleges willful withholding of wages under Washington law. The plaintiff seeks class certification, recovery of allegedly unpaid wages and related compensation, statutory or enhanced damages, penalties, restitution, injunctive relief, pre- and post-judgment interest, and attorneys’ fees and costs.

The Company believes the claims are without merit and intends to defend the action vigorously. The action is in its preliminary stages, no class has been certified, and the allegations have not been proven. The Company has not accrued any amount with respect to this matter because a loss is not considered probable, and the amount or range of any reasonably possible loss cannot presently be estimated.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025 and Form 10-Q for the quarter ended March 31, 2026, except as follows:

Risks Relating to our Financial Performance and Position and Need for Financing:

We have sustained losses during 2024, 2025, and the first six months of 2026.

The Company sustained significant losses during 2024, 2025, and the first six months of 2026. We believe that our results of operations should improve starting in the second half of 2026. If, however, we fail to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our operations, credit facility, liquidity and potential growth. Continuing losses may require us to seek additional liquidity through equity or other financing arrangements, potential asset dispositions, or other strategic alternatives. We may also be required to reduce certain operating expenditures, including, but not limited to, reduction in R&D activities.

Our recurring losses and negative operating cash flows have raised substantial doubt about our ability to continue as a going concern, and our expected improvement depends substantially on government-directed waste shipments and project activity that are outside our control.

As described in Note 1 to our unaudited condensed consolidated financial statements, our recurring operating losses and negative cash flows from continuing operations have raised substantial doubt about our ability to continue as a going concern within one year after the date those financial statements are issued. Although the May 2026 equity offering significantly increased our liquidity, management concluded that the substantial doubt was not alleviated because a significant portion of the revenues and cash flows underlying our forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Those customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations and other factors outside our control. We expect that the operational developments and backlog discussed in this report may result in improved operating results during the second half of 2026; however, the timing and amount of any improvement remain subject to significant uncertainty.

Item 5.	Other Information

Entry into Material Definitive Agreements

Credit Facility

On August 10, 2026, subsequent to the end of the fiscal quarter ended June 30, 2026, and within four business days prior to the filing of this Quarterly Report on Form 10-Q, the Company and certain of its subsidiaries entered into an amendment to the PNC Loan Agreement. The amendment, among other things, extended the maturity date of the credit facility from May 15, 2027 to May 15, 2030 and eliminated the annual capital expenditure limitation of $6,000,000, provided that the Company maintains a minimum daily PNC Liquidity of $5,000,000. If PNC Liquidity falls below $5,000,000, the annual capital expenditure limitation of $6,000,000 becomes applicable.

Contract Award

On August 10, 2026, subsequent to the end of the fiscal quarter ended June 30, 2026, and within four business days prior to the filing of this Quarterly Report on Form 10-Q, the Company was awarded a Master IDIQ Subcontract by Hanford Tank Waste Operations & Closure, LLC (“H2C”) for the treatment and disposal of pretreated liquid mixed low-level waste from DOE’s Hanford Site (the “Company’s Master Subcontract”). H2C also awarded Master IDIQ Subcontracts to two other companies. H2C is the prime contractor to DOE’s Office of Environmental Management for tank waste operations and closure at the Hanford Site in southeastern Washington State. Work awarded to the Company under future task orders, if any, under the Company’s Master Subcontract, would be performed at its PFNW facility in Richland, Washington and would include the receipt and treatment of pretreated mixed low-level waste, with treated waste transported by rail for final disposal at a licensed commercial mixed low-level waste disposal facility outside the State of Washington. Task orders may be issued from January 1, 2027 through December 31, 2041, with performance of task orders issued before the end of the ordering period permitted for up to five years beyond the end of the ordering period. The multiple-award IDIQ procurement provides for a maximum cumulative quantity of 50 million gallons, with a maximum cumulative value of approximately $4.4 billion. These amounts represent procurement ceilings shared among all Master IDIQ Subcontract holders and do not represent amounts awarded or committed to the Company. The number, size and timing of task orders to be issued to the Company, if any, cannot be assured. Under the Company’s Performance Work Statement, the Company is required to maintain the capability to treat and dispose of pretreated tank waste at a rate of 100,800 gallons per week in accordance with facility license and permit conditions.

In accordance with Exchange Act Form 8-K Compliance and Disclosure Interpretation (“CDI”) 101.01, the Company is disclosing the above information in this Quarterly Report on Form 10-Q in lieu of filing a separate Current Report on Form 8-K.

The foregoing description of the amendment to the PNC Loan Agreement under “Credit Facility” does not purport to be complete and is qualified in its entirety by reference to the amendment, which is filed as Exhibits 4.1 and 10.6 to this Form 10-Q and incorporated herein by reference.

The information set forth above under “Credit Facility” is being provided pursuant to Items 1.01 and 2.03 of Form 8-K and the information set forth above under “Contract Award” is being provided pursuant to Item 1.01 of Form 8-K.

Item 6.	Exhibits

(a)	Exhibits

4.1	Eleventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated August 10, 2026, between Perma-Fix Environmental Services, Inc., and PNC Bank, National Association.
10.1^	Employment Agreement dated May 1, 2026, between Mark Duff, President and Chief Executive Officer and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026.
10.2^	Employment Agreement dated May 1, 2026, between Ben Naccarato, EVP and Chief Financial Officer and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026.
10.3^	Employment Agreement dated May 1, 2026, between Dr. Louis Centofanti, EVP of Strategic Initiatives and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026.
10.4^	Employment Agreement dated May 1, 2026, between Richard Grondin, EVP of Hanford Waste Operations and Perma-Fix Environmental Services, Inc., as incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026.
10.5^	Employment Agreement dated May 1, 2026, between Chief Operating Officer and Perma-Fix Environmental Services, Inc. ., as incorporated by reference from Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026.
10.6	Eleventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated August 10, 2026, between Perma-Fix Environmental Services, Inc., and PNC Bank, National Association, incorporated by reference to Exhibit 4.1 of this Quarterly Report on Form 10-Q.
31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
99.1	Perma-Fix Environmental Services, Inc.’s Press Release dated August 12, 2026 Announcing its Second Quarter 2026 Results.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 12, 2026	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: August 12, 2026	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

