Form 10-Q
period 2026-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2026-11-05
CIK 891532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 3, 2026
Common Stock, $.001 Par Value	21,238,007 shares

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

i

Glossary of Terms and Acronyms

Definitions of certain terms and acronyms that may appear in this report are provided below. The defined terms and acronyms identified below are used throughout the document.

AIG	AIG Specialty Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
COLA	Cost-of-Living Adjustment
Common Stock	The Company’s common stock, par value $0.001 per share
COO	Chief Operating Officer
CR	Continuing Resolution
Credit Facility	The Company’s credit facility under a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2030, consisting of (i) up to $12,500,000 revolving credit (“Revolving Credit), which borrowing capacity is subject to eligible receivables (as defined) and reduced by outstanding standby letters of credit and borrowing reductions that the Company’s lender may impose from time to time; (ii) a term loan of $2,500,000 (“Term Loan”); and (iii) a capital loan (“Capital Loan”) of approximately $524,000
D&D	Decontamination and Decommissioning
DFLAW	Direct-Feed Low-Activity Waste
DOE	U.S. Department of Energy
DOW	U.S. Department of War
EWOC	Environmental Waste Operations Center, an operating facility of the Company.
Exchange Act	The Securities Exchange Act of 1934 (as amended)
FASB	Financial Accounting Standards Board
IDIQ	Indefinite Delivery/Indefinite Quantity
IH	Industrial Hygiene
ISO	Incentive Stock Option
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMDA	Money Market Deposit Account
NEOSH	Nuclear, Environmental, and Occupational Safety and Health
NQSO	Non-Qualified Stock Option
OSHA	U.S. Occupational Safety and Health Administration
PFAS	Per- and polyfluoroalkyl substances, a group of thousands of synthetic “forever chemicals” manufactured since the 1940s that resist heat, water, stains, and grease. They are found in non-stick cookware, stain-resistant fabrics, food packaging, and firefighting foam, and they persist in the environment and human body, posing significant, long-term health risks
PFNW	Perma-Fix Northwest Richland Inc., a wholly-owned subsidiary of the Company located in Richland, Washington
PRP	Potentially Responsible Party
PFSG	Perma-Fix South Georgia, Inc., a wholly-owned subsidiary of the Company within its discontinued operations
PNC Liquidity	Borrowing availability under the Revolving Credit under the PNC Loan Agreement plus cash in the MMDA maintained with the Company’s lender
PNC Loan Agreement	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated May 8, 2020, as amended, entered into with PNC National Association, acting as agent and lender, with a maturity date of May 15, 2030
R&D	Research and Development
ROU	Right-of-Use
SEC	The U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative expenses
SOFR	Secured Overnight Finance Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America

PART I - FINANCIAL INFORMATION

ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets

	September 30,
	2026	December 31,
(Amounts in Thousands, Except for Share and Per Share Amounts)	(Unaudited)	2025

ASSETS
Current assets:
Cash	$14,743	$11,768
Accounts receivable, net of allowance for credit losses of $55 and $309, respectively	10,278	11,228
Unbilled receivables	11,898	8,781
Inventories	2,857	1,563
Prepaid and other assets	4,024	2,971
Current assets related to discontinued operations	105	60
Total current assets	43,905	36,371

Property and equipment:
Buildings and land	25,819	24,672
Equipment	29,399	27,365
Vehicles	645	411
Leasehold improvements	8	8
Office furniture and equipment	1,074	1,076
Construction-in-progress	7,715	3,998
Total property and equipment	64,660	57,530
Less accumulated depreciation	(34,324)	(32,930)
Net property and equipment	30,336	24,600

Property and equipment related to discontinued operations	146	146

Operating lease right-of-use assets	1,183	1,445

Intangibles and other long term assets:
Permits	10,928	10,722
Other intangible assets - net	620	362
Finite risk sinking fund (restricted cash)	13,576	13,216
Other assets	1,747	1,172
Total assets	$102,441	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Balance Sheets, Continued

	September 30,
	2026	December 31,
(Amounts in Thousands, Except for Share and per Share Amounts)	(Unaudited)	2025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,154	$7,007
Accrued expenses	6,867	5,222
Disposal/transportation accrual	2,527	1,744
Deferred revenue	10,036	7,007
Accrued closure costs - current	11	27
Current portion of long-term debt	644	562
Current portion of operating lease liabilities	452	416
Current portion of finance lease liabilities	536	313
Current liabilities related to discontinued operations	1,284	270
Total current liabilities	32,511	22,568

Accrued closure costs	9,037	8,698
Long-term debt, less current portion	1,164	1,310
Long-term operating lease liabilities, less current portion	794	1,102
Long-term finance lease liabilities, less current portion	1,238	619
Long-term liabilities related to discontinued operations	2,472	3,598
Total long-term liabilities	14,705	15,327

Total liabilities	47,216	37,895

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 30,000,000 shares authorized; 21,226,930 and 18,525,823 shares issued, respectively; 21,219,288 and 18,518,181 shares outstanding, respectively	21	18
Additional paid-in capital	183,320	161,057
Accumulated deficit	(127,863)	(110,714)
Accumulated other comprehensive loss	(165)	(134)
Less Common Stock in treasury, at cost; 7,642 shares	(88)	(88)
Total stockholders’ equity	55,225	50,139

Total liabilities and stockholders’ equity	$102,441	$88,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2026	2025	2026	2025

Net revenues	$17,948	$17,454	$41,959	$45,959
Cost of goods sold	17,396	14,897	46,792	41,198
Gross profit (loss)	552	2,557	(4,833)	4,761

Selling, general and administrative expenses	3,998	4,083	12,047	12,228
Research and development	225	342	781	1,037
(Gain) loss on disposal of property and equipment	(5)	4	(5)	(2)
Loss from operations	(3,666)	(1,872)	(17,656)	(8,502)

Other income (expense):
Interest income	240	266	624	901
Interest expense	(80)	(116)	(213)	(351)
Interest expense-financing fees	(16)	(22)	(59)	(63)
Other	114	(18)	258	171
Loss from continuing operations before taxes	(3,408)	(1,762)	(17,046)	(7,844)
Income tax expense	—	—	—	—
Loss from continuing operations, net of taxes	(3,408)	(1,762)	(17,046)	(7,844)

Loss from discontinued operations, net of taxes (Note 10)	(54)	(73)	(103)	(280)
Net loss	$(3,462)	$(1,835)	$(17,149)	$(8,124)

Net loss per common share - basic and diluted:
Continuing operations	$(.16)	$(.10)	$(.86)	$(.43)
Discontinued operations	—	—	(.01)	(.02)
Net loss per common share	$(.16)	$(.10)	$(.86)	$(.44)

Weighted average number of common shares used in computing net loss per share:
Basic	21,218	18,472	19,877	18,448
Diluted	21,218	18,472	19,877	18,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2026	2025	2026	2025

Net loss	$(3,462)	$(1,835)	$(17,149)	$(8,124)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6)	5	(31)	64
Total other comprehensive (loss) income	(6)	5	(31)	64

Comprehensive loss	$(3,468)	$(1,830)	$(17,180)	$(8,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Treasury	Loss	Deficit	Equity

Balance at December 31, 2025	18,525,823	$18	$161,057	$(88)	$(134)	$(110,714)	$50,139
Net loss	—	—	—	—	—	(7,487)	(7,487)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Issuance of Common Stock for services	9,514	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	19,844	—	16	—	—	—	16
Stock-Based Compensation	—	—	216	—	—	—	216
Balance at March 31, 2026	18,555,181	$18	$161,408	$(88)	$(158)	$(118,201)	$42,979
Net loss	—	—	—	—	—	(6,200)	(6,200)
Foreign currency translation	—	—	—	—	(1)	—	(1)
Issuance of Common Stock for services	11,042	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	20,400	—	137	—	—	—	137
Stock-Based Compensation	—	—	182	—			182
Sale of Common Stock, net of offering
costs (Note 13)	2,628,571	3	21,111	—	—	—	21,114
Balance at June 30, 2026	21,215,194	$21	$182,957	$(88)	$(159)	$(124,401)	$58,330
Net loss	—	—	—	—	—	(3,462)	(3,462)
Foreign currency translation	—	—	—	—	(6)	—	(6)
Issuance of Common Stock for services	8,399	—	119	—	—	—	119
Issuance of Common Stock upon exercise of options	3,337	—	11	—	—	—	11
Stock-Based Compensation	—	—	233	—			233
Balance at September 30, 2026	21,226,930	$21	$183,320	$(88)	$(165)	$(127,863)	$55,225

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(17,149)	$(8,124)
Less: Loss from discontinued operations, net of taxes (Note 10)	(103)	(280)

Loss from continuing operations, net of taxes	(17,046)	(7,844)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,469	1,299
Amortization of debt issuance costs	59	63
Provision for credit losses on accounts receivable	(254)	57
Gain on disposal of property and equipment	(5)	(2)
Issuance of Common Stock for services	357	356
Stock-based compensation	631	597
Changes in operating assets and liabilities of continuing operations
Accounts receivable	1,204	(365)
Unbilled receivables	(3,117)	(3,406)
Prepaid expenses, inventories and other assets	246	1,678
Accounts payable, accrued expenses, unearned revenue and other liabilities	5,660	(719)
Cash used in continuing operations	(10,796)	(8,286)
Cash used in discontinued operations	(215)	(317)
Cash used in operating activities	(11,011)	(8,603)

Cash flows from investing activities:
Purchases of property and equipment	(5,184)	(2,634)
Advances for capital equipment	(481)	—
Addition to permits and other intangible assets	(381)	(103)
Proceeds from sale of property and equipment	5	28
Cash used in continuing operations	(6,041)	(2,709)
Cash used in discontinued operations	(45)	(36)
Cash used in investing activities	(6,086)	(2,745)

Cash flows from financing activities:
Repayments of revolving credit borrowings	(83,642)	(57,209)
Borrowing on revolving credit	83,642	57,209
Proceeds from sale of Common Stock completed in May 2026, net of offering costs paid (Note 13)	21,114	—
Payment of offering costs from sale of Common Stock completed in December 2024	—	(194)
Principal repayments of finance lease liabilities	(318)	(228)
Principal repayments of long term debt	(502)	(470)
Payment of debt issuance costs	(16)	(19)
Proceeds from issuance of Common Stock upon exercise of options	164	79
Cash provided by (used in) financing activities of continuing operations	20,442	(832)

Effect of exchange rate changes on cash	(10)	21

Increase (decrease) in cash and finite risk sinking fund (restricted cash)	3,335	(12,159)
Cash and finite risk sinking fund (restricted cash) at beginning of period	24,984	41,655
Cash and finite risk sinking fund (restricted cash) at end of period	$28,319	$29,496

Supplemental disclosure:
Interest paid, net of capitalized amount of $107 and $0, respectively	$217	$355
Income taxes paid	—	—
Non-cash investing and financing activities:
Equipment/property purchase subject to financing	395	—
Equipment purchase subject to finance leases	1,160	162
Property and equipment included in accounts payable	1,106	411
Addition to permits and other intangible assets included in accounts payable	148	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Financial Position and Liquidity

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $17,046,000 during the first nine months of 2026. We also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $10,796,000 during the first nine months of 2026. The Company’s operating results and liquidity were impacted in part by delays in the enactment of federal appropriations and Congress’s continued use of CRs, increased investments in PFAS destruction technology, expansion of treatment capacity, workforce growth, equipment upgrades, and infrastructure enhancements intended to support anticipated waste treatment volumes, including anticipated Hanford-related waste volumes. In addition, during the first nine months of 2026, delays in the mobilization of a recently awarded project within our Services Segment, temporary downtime of certain processing equipment due to scheduled maintenance and upgrades, processing delays resulting from customer-directed changes in treatment protocols, and the processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues and results of operations. Certain of these previously stored waste inventories carried lower margins, which adversely affected our results of operations in 2026. These lower-margin previously stored waste inventories were substantially processed by the end of the second quarter.

The Company’s expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

A significant portion of the projected revenues and cash flows underlying management’s forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Because these customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations, and other factors outside the Company’s control, management could not conclude that its plans are probable of effectively mitigating the conditions giving rise to substantial doubt. Accordingly, substantial doubt continues to exist about the Company’s ability to continue as a going concern for one year following the date the accompanying Condensed Consolidated Financial Statements are issued.

Management’s plans to address these conditions include utilizing existing cash and borrowing availability; pursuing operating improvements supported by the Company’s Treatment and Services Segment backlogs; continuing to pursue additional government, commercial, and international project opportunities; managing capital expenditures and operating costs; and, if necessary, seeking additional liquidity through equity or other financing arrangements or potential asset dispositions. In May 2026, the Company completed a public equity offering that generated net proceeds of approximately $21,114,000, net of offering costs. In addition, on August 10, 2026, the Company extended the maturity of its PNC Credit Facility from May 2027 to May 2030, among other changes (see “Note 8 – Long Term Debt—Credit Facility”).

Although the May 2026 equity offering strengthened the Company’s liquidity, continued operating losses since the offering and significant capital expenditures, including investments made to support anticipated waste treatment volumes and improve operational capabilities, have reduced the Company’s liquidity position. Therefore, management concluded that substantial doubt has not been alleviated. The Company expects to fund its operations during the assessment period with its existing liquidity, anticipated operating cash flows and borrowing availability. However, the ability of management’s plans to mitigate the conditions giving rise to substantial doubt depends in part on the timing and volume of government-directed waste shipments and project activity, as well as other matters outside the Company’s control. In addition, the Company’s borrowing availability is subject to compliance with applicable financial covenants and other conditions. There can be no assurance that additional liquidity, if needed, will be available on acceptable terms or at all.

The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty.

Reclassification

During the third quarter of 2026, the Company revised the presentation of the disaggregation of revenue in “Note 3 – Revenue” for the three and nine months ended September 30, 2025, to reclassify certain contracts previously presented as fixed-price revenue to time-and-materials revenue. Approximately $553,000 and $790,000 of revenue for the three- and nine-month periods ended September 30, 2025, respectively, was reclassified from fixed-price revenue to time-and-materials revenue. This reclassification had no effect on the Company’s previously reported consolidated statements of operations, balance sheets, stockholders’ equity, cash flows, or total revenue.

Correction of an Immaterial Error

During the preparation of the accompanying Condensed Consolidated Financial Statements, the Company determined that the cash flow effects of certain property and equipment additions included in accounts payable were incorrectly presented in its previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025. Specifically, the change in “Accounts payable, accrued expenses, unearned revenue and other liabilities” within operating activities included amounts attributable to property and equipment additions, and “Purchases of property and equipment” within investing activities did not properly reflect the cash paid during the period for such additions.

Accordingly, the Company has revised the comparative prior-period Condensed Consolidated Statement of Cash Flows presented herein by reducing the decrease in “Accounts payable, accrued expenses, unearned revenue and other liabilities” within operating activities by $26,000, from $(745,000) to $(719,000), and increasing the cash outflow from “Purchases of property and equipment” within investing activities by $26,000, from $(2,608,000) to $(2,634,000). The Company also presented property and equipment additions of $411,000 that remained unpaid and were included in accounts payable as of September 30, 2025 as a supplemental non-cash investing activity. The correction decreased net cash used in operating activities by $26,000 and increased net cash used in investing activities by $26,000 and had no effect on the Company’s previously reported condensed consolidated statements of operations, balance sheets or stockholders’ equity.

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

Revenue by Contract Type
(In thousands)	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$11,601	$1,446	$13,047	$13,114	$429	$13,543
Time and materials	—	4,901	4,901	—	3,911	3,911
Total	$11,601	$6,347	$17,948	$13,114	$4,340	$17,454

Revenue by Contract Type
(In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Fixed price	$27,768	$1,962	$29,730	$33,696	$3,999	$37,695
Time and materials	—	12,229	12,229	—	8,264	8,264
Total	$27,768	$14,191	$41,959	$33,696	$12,263	$45,959

Revenue by generator
(In thousands)	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$7,621	5,064	$12,685	$9,204	$3,376	$12,580
Domestic commercial	3,261	998	4,259	2,855	716	3,571
Foreign government	399	251	650	859	160	1,019
Foreign commercial	320	34	354	196	88	284
Total	$11,601	$6,347	$17,948	$13,114	$4,340	$17,454

Revenue by generator
(In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Treatment	Services	Total	Treatment	Services	Total
Domestic government	$17,909	$11,802	$29,711	$21,600	$10,661	$32,261
Domestic commercial	7,855	1,927	9,782	7,644	1,161	8,805
Foreign government	1,252	358	1,610	3,684	285	3,969
Foreign commercial	752	104	856	768	156	924
Total	$27,768	$14,191	$41,959	$33,696	$12,263	$45,959

Revenues generated from fixed unit rate contracts within the Services Segment are included within the “time and material” caption under the disaggregation table above due to similarity of the revenue recognition methodology.

Contract Balances

The timing of revenue recognition and billings can result in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payment from customers in advance of the completion of the Company’s performance obligation. The following table represents changes in our contract asset and contract liabilities balances for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	September 30, 2026	December 31, 2025	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$11,898	$8,781	$3,117	35.5%

Contract liabilities
Deferred revenue	$10,036	$7,007	$3,029	43.2%

			Year-to-date	Year-to-date
(In thousands)	September 30, 2025	December 31, 2024	Change ($)	Change (%)
Contract assets
Unbilled receivables - current	$8,396	$4,990	$3,406	68.3%

Contract liabilities
Deferred revenue	$7,112	$6,711	$401	6.0%

During the three and nine months ended September 30, 2026, the Company recognized revenue of $1,488,000 and $8,804,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective period. During the three and nine months ended September 30, 2025, the Company recognized revenue of $752,000 and $4,640,000, respectively, related to untreated waste that was in the Company’s control as of the beginning of such respective period. Revenue recognized in each period related to performance obligations satisfied within the respective period.

Accounts Receivable

The following table represents changes in accounts receivable, net of credit losses, for the periods noted:

			Year-to-date	Year-to-date
(In thousands)	September 30, 2026	December 31, 2025	Change ($)	Change (%)

Accounts Receivable (net)	$10,278	$11,228	$(950)	-8.5%

			Year-to-date	Year-to-date
(In thousands)	September 30, 2025	December 31, 2024	Change ($)	Change (%)

Accounts Receivable (net)	$11,887	$11,579	$308	2.7%

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

The components of lease cost for the Company’s leases for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating Leases:
Lease cost	$141	$121	$423	$363

Finance Leases:
Amortization of ROU assets	97	66	260	193
Interest on lease liability	35	24	87	72
	132	90	347	265

Short-term lease rent expense	2	2	6	6

Total lease cost	$275	$213	$776	$634

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of September 30, 2026, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	3.1	3.7

Weighted average discount rate	7.8%	7.5%

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases as of September 30, 2025, were:

	Operating Leases	Finance Leases
Weighted average remaining lease terms (years)	4.0	3.7

Weighted average discount rate	7.7%	9.6%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of September 30, 2026, to the operating and finance lease liabilities recorded on the balance sheet (in thousands):

	Operating Leases		Finance Leases
2026 (Remaining)		$146		$161
2027		492		649
2028		355		475
2029		349		392
2030		77		257
2031		-		83
Total undiscounted lease payments		1,419		2,017
Less: Imputed interest		(173)		(243)
Present value of lease payments		$1,246		$1,774

Current portion of operating lease obligations		$452	$	N/A
Long-term operating lease obligations, less current portion		$794	$	N/A
Current portion of finance lease obligations	$	N/A		$536
Long-term finance lease obligations, less current portion	$	N/A		$1,238

Supplemental cash flow and other information related to our leases were as follows for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow used in operating leases	$146	$125	$433	$361
Operating cash flow used in finance leases	$35	$24	$87	$72
Financing cash flow used in finance leases	$127	$80	$318	$228

ROU assets obtained in exchange for lease obligations for:
Finance liabilities	$26	$30	$1160	$162
Operating liabilities	$—	$—	$70	$—

5.	Intangible Assets

The following table summarizes information relating to the Company’s definite-lived intangible assets:

	Weighted	September 30, 2026			December 31, 2025
	Average Amortization	Gross		Net	Gross		Net
Other Intangibles	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(amount in thousands)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	5.9	$909	$(472)	$437	$760	$(456)	$304
Software	3	826	(643)	183	676	(618)	58
Permits	10	91	(5)	86	—	—	—
Total		$1,826	$(1,120)	$706	$1,436	$(1,074)	$362

The intangible assets noted above are amortized on a straight-line basis over their useful lives.

The permits disclosed above reflect the capitalization of costs associated with the renewal of certain regulatory permits. These costs represent fees paid to secure the Company’s right to operate for a defined ten-year period and are therefore amortized on a straight-line basis over that period.

The following table summarizes the expected amortization over the next five years for our definite-lived intangible assets:

Amount
Year	(In thousands)

2026 (Remaining)	$11
2027	36
2028	25
2029	22
2030	19

Amortization expenses relating to the definite-lived intangible assets as discussed above were $15,000 and $46,000 for the three and nine months ended September 30, 2026, respectively, and $13,000 and $41,000 for the three and nine months ended September 30, 2025, respectively.

6.	Capital Stock, Stock Plans and Stock-Based Compensation

The Company has certain stock option plans under which it may award ISO and/or NQSOs to employees, officers, outside directors, and outside consultants.

On July 22, 2026, the Company issued an NQSO to each of the Company’s seven reelected outside (non-management) directors for the purchase of up to 10,000 shares of the Company’s Common Stock under the Company’s 2003 Outside Directors Stock Plan. Dr. Louis Centofanti and Mark Duff, each an executive officer of the Company as well as a director, were not eligible to receive an option under the 2003 Outside Directors Stock Plan. Each NQSO granted has a ten-year term and vests at 25% per year over a four-year period, commencing on the first anniversary of the grant date. The exercise price of each NQSO is $16.64 per share, which was equal to the fair market value of the Company’s Common Stock on the day preceding the grant date, in accordance with the 2003 Outside Director Stock Plan.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2026, and 2025 for our employee and director stock options (in thousands).

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2026	2025	2026	2025
Employee Stock Options	$92	$108	$269	$311
Director Stock Options	141	107	362	286
Total	$233	$215	$631	$597

As of September 30, 2026, the Company had approximately $1,953,000 of total unrecognized compensation costs related to unvested options for employees and directors. The weighted average period over which the unrecognized compensation costs are expected to be recognized is approximately 2.9 years.

The summary of the Company’s stock option plans as of September 30, 2026, and September 30, 2025, and changes during the periods then ended, are presented below. The Company’s plans consist of the 2017 Stock Option Plan and the 2003 Outside Directors Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2026	982,000	$7.04
Granted	70,000	$16.64
Exercised	(56,900)	$6.33		$388,020
Forfeited	(44,800)	$5.87
Options outstanding end of period (1)	950,300	$7.78	4.4	$7,545,768
Options exercisable at September 30, 2026 (2)	563,500	$7.26	4.2	$5,099,390

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (4)
Options outstanding January 1, 2025	1,000,900	$6.18
Granted	120,000	$11.59
Exercised	(88,700)	$4.11		$586,180
Forfeited	(17,000)	$8.72
Options outstanding end of period (2)	1,015,200	$6.96	4.7	$3,367,934
Options exercisable at September 30, 2025(3)	455,200	$6.50	4.5	$1,809,173

(1)	Options with exercise prices ranging from $3.31 to $16.64
(2)	Options with exercise prices ranging from $3.31 to $12.23
(3)	Options with exercise prices ranging from $3.31 to $10.20.
(4)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

During the nine months ended September 30, 2026, the Company issued a total of 28,955 shares of its Common Stock under the 2003 Outside Directors Stock Plan to its outside directors as compensation for serving on the Board. The Company recorded approximately $357,000 in compensation expenses (included in SG&A) in connection with the issuance of shares of its Common Stock to outside directors.

During the nine months ended September 30, 2026, the Company issued an aggregate 16,781 shares of its Common Stock from cashless exercises of options for the purchase of 30,100 shares of the Company’s Common Stock ranging from $3.95 per share to $10.05 per share. Additionally, the Company issued an aggregate 26,800 shares of its Common Stock from cash exercises of options for the purchase of 26,800 shares of the Company’s Common Stock ranging from $3.95 per share to $7.75 per share, resulting in proceeds of approximately $164,000.

In connection with the Company’s sales of its Common Stock in May 2024 and December 2024, the Company issued warrants to certain underwriters, placement agents, and their designees to purchase an aggregate of 188,038 shares of the Company’s Common Stock. The warrants consisted of (i) warrants to purchase 61,538 shares of Common Stock at an exercise price of $12.19 per share issued in connection with the May 2024 offering and (ii) warrants to purchase 126,500 shares of Common Stock at an exercise price of $11.50 per share issued in connection with the December 2024 offering. These warrants remained outstanding as of September 30, 2026.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	(Unaudited)		(Unaudited)
	2026	2025	2026	2025
Loss per common share from continuing operations
Loss from continuing operations, net of taxes	$(3,408)	$(1,762)	$(17,046)	$(7,844)
Basic loss per share	$(.16)	$(.10)	$(.86)	$(.43)
Diluted loss per share	$(.16)	$(.10)	$(.86)	$(.43)

Loss per common share from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$(54)	$(73)	$(103)	$(280)
Basic loss per share	$—	$—	$(.01)	$(.02)
Diluted loss per share	$—	$—	$(.01)	$(.02)

Net loss per common share
Net loss	$(3,462)	$(1,835)	$(17,149)	$(8,124)
Basic loss per share	$(.16)	$(.10)	$(.86)	$(.44)
Diluted loss per share	$(.16)	$(.10)	$(.86)	$(.44)

Weighted average shares outstanding:
Basic weighted average shares outstanding	21,218	18,472	19,877	18,448
Add: dilutive effect of stock options	—	—	—	—
Add: dilutive effect of warrants	—	—	—	—
Diluted weighted average shares outstanding	21,218	18,472	19,877	18,448

For the three and nine months ended September 30, 2026, 1,122,360 and 1,086,543 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2025, 1,185,738 and 1,146,901 weighted average number of shares of common stock underlying options and warrants, respectively, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

8.	Long Term Debt

Long-term debt consists of the following as of September 30, 2026, and December 31, 2025:

(Amounts in Thousands)	September 30, 2026		December 31, 2025
Revolving Credit facility dated May 8, 2020, subject to monthly borrowing base calculation. Effective interest rates for first nine months of 2026 was 8.8% (1)	$—		$—
Term Loan dated July 31, 2023, payable in equal monthly installments in principal of approximately $42. Effective interest rates for first nine months of 2026 was 8.4% (1)	958		1,333
Capital Loan dated May 4, 2021, payable in equal monthly installments in principal of approximately $9. Effective interest rates for first nine months of 2026 was 7.7% (1)	70		149
Debt Issuance Costs (2)	(71	) (2)	(114	) (2)
Notes Payable up to 2044, with annual interest rates ranging from 7.5% to 10.7% (3)	851		504
Total debt	1,808		1,872
Less current portion of long-term debt	644		562
Long-term debt	$1,164		$1,310

(1)	Our Revolving Credit facility is collateralized by our accounts receivable, and our Term Loan and Capital Loan are collateralized by our property, plant, and equipment.

(2)	Aggregate unamortized debt issuance costs in connection with the Company’s Credit Facility, which consists of the Revolving Credit, Terms Loan and Capital Loan, as applicable.

(3)	Includes two promissory notes executed in July 2024 and April 2026 in connection with the purchases of the Company’s EWOC property and a parcel adjacent to the Company’s PFNW facility, respectively. Each note contains a variable interest rate provision under which the applicable interest rate is adjusted based on the term of the note. (see a discussion of the April 2026 promissory note below).

Credit Facility

The Company’s Credit Facility, established pursuant to its PNC Loan Agreement, consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,420,000 as of September 30, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of September 30, 2026). The Credit Facility also includes the Term Loan and the Capital Loan.

On August 10, 2026, the Company entered into an amendment to its PNC Loan Agreement that extended the maturity date of the PNC Loan Agreement from May 15, 2027 to May 15, 2030. The amendment also eliminated the annual capital expenditure limitation of $6,000,000, provided that the Company maintains a minimum daily PNC Liquidity of $5,000,000. If PNC Liquidity falls below $5,000,000, the annual capital expenditure limitation of $6,000,000 becomes applicable.

Pursuant to the amendment, the Company may terminate the PNC Loan Agreement upon 90 days’ prior written notice upon payment in full of its obligations under the PNC Loan Agreement. The Company agreed to pay PNC 0.25% of the total financing in the event the Company pays off its obligations on or before May 15, 2027. No early termination fee shall apply if the Company pays off its obligations under the PNC Loan Agreement after May 15, 2027.

In connection with the amendment, the Company paid its lender a fee of $12,500 which is being amortized over the remaining term of the PNC Loan Agreement. All other terms of the PNC Loan Agreement remain unchanged.

Pursuant to the PNC Loan Agreement, payments of annual interest rates are as follows: (i) interest due on the Revolving Credit is at prime (7.0% as of September 30, 2026) plus 2% or SOFR (as defined in the PNC Loan Agreement) plus 3.00% plus a SOFR Adjustment applicable for an interest period selected by the Company; (ii) interest due on the Capital Loan is at prime plus 2.50% or SOFR plus 3.50% plus a SOFR Adjustment applicable for an interest period selected by the Company; and (iii) interest due on the Term Loan is at prime plus 3.00% or SOFR plus 4.00% plus a SOFR Adjustment applicable for an interest period selected by the Company. SOFR Adjustment rates of 0.10% and 0.15% are applicable for a one-month interest period and three-month period, respectively, that may be selected by the Company.

After giving effect to the borrowing base limitation, outstanding standby letters of credit, and discretionary reserves imposed by the lender, the Company’s borrowing availability under the PNC Credit Facility was approximately $5,533,000 as of September 30, 2026, compared to approximately $6,597,000 as of December 31, 2025. The Company’s PNC Liquidity, which consists of borrowing availability under the Revolving Credit plus cash held in the Company’s MMDA maintained with its lender, was approximately $19,864,000 and $18,126,000 as of September 30, 2026 and December 31, 2025, respectively. Pursuant to the PNC Loan Agreement, the Company is required to maintain a minimum of $5,000,000 in daily PNC Liquidity.

The PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by the lender, could result in a default under the PNC Loan Agreement allowing its lender to immediately require the repayment of all outstanding debt under the PNC Loan Agreement and terminate all commitments to extend further credit. The Company met all of its financial covenant requirements in the first, second and third quarters of 2026.

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

Edwin Monroy Wage and Hour Litigation

On June 26, 2026, Edwin Monroy filed a putative class action complaint in the Superior Court of the State of Washington for Benton County against Perma-Fix Northwest Richland, Inc., Perma-Fix Environmental Services, Inc., Perma-Fix Northwest, Inc., and other, unnamed, defendants. The complaint purports to assert claims on behalf of current and former hourly-paid or non-exempt employees who worked for the defendants in Washington during the three-year period preceding the filing of the complaint through the date of final judgment. The complaint alleges, among other things, failures to provide legally compliant meal and rest periods, pay for all hours worked, pay minimum and overtime wages, properly administer paid sick leave, timely pay wages, provide accurate wage statements, and maintain required payroll and employment records, and reimburse certain business expenses. The plaintiff seeks class certification, recovery of allegedly unpaid wages and other compensation, statutory or enhanced damages, penalties, restitution, injunctive relief, interest, and attorneys’ fees and costs.

The Company intends to vigorously defend this action. The litigation remains in its preliminary stages, and no class has been certified. Given the preliminary status of the proceedings and the uncertainties regarding potential liability and damages, if any, the Company is currently unable to reasonably estimate the amount or range of any potential loss. No loss has been accrued in connection with this matter, as the Company has not determined that a loss is both probable and reasonably estimable.

Insurance

The Company has a 25-year finite risk insurance policy entered into in June 2003 (“2003 Closure Policy”) with AIG, which provides financial assurance to the applicable states in which our permitted facilities are located, in the event of unforeseen closure. The 2003 Closure Policy, as amended, provides for a maximum allowable coverage of $28,177,000 which includes available capacity to allow for annual inflation and other performance and surety bond requirements. Total coverage under the 2003 Closure Policy, as amended, was $24,953,000 as of September 30, 2026. As of September 30, 2026, and December 31, 2025, finite risk sinking funds contributed by the Company related to the 2003 Closure Policy totaled $13,576,000 and $13,216,000, respectively. These amounts included interest earned of $4,105,000 and $3,745,000 as of September 30, 2026 and December 31, 2025, respectively. Interest income for the three and nine months ended September 30, 2026, was approximately $119,000 and $360,000, respectively. Interest income for the three and nine months ended September 30, 2025, was approximately $131,000 and $404,000, respectively. If the Company elects, AIG is obligated to pay the Company an amount equal to 100% of the finite risk sinking fund account balance in return for a complete release of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Letter of Credits and Bonding Requirements

From time to time, the Company is required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2026, the total amount of standby letters of credit outstanding was approximately $3,420,000 and the total amount of bonds outstanding was approximately $19,315,000.

10.	Discontinued Operations

The Company’s discontinued operations consist of all our subsidiaries included in our former Industrial Segment, which encompasses subsidiaries divested in 2011 and earlier, as well as three previously closed locations.

The Company’s discontinued operations had net losses of $54,000 and $73,000 (net of income taxes of $0 for each period) for the three months ended September 30, 2026, and 2025, respectively, and net losses of $103,000 (net of $0 tax expense) and $280,000 (net of income taxes of $0 for each period) for the nine months ended September 30, 2026, and 2025, respectively. The results of discontinued operations primarily reflect costs incurred in the administration and continued monitoring of the Company’s discontinued operations. The Company’s discontinued operations generated no revenues during any of the periods presented.

During the second quarter of 2026, the Company recorded a receivable and a corresponding reduction in expense of approximately $130,000 related to a member-approved reimbursement of contributions and expenses in connection with the Company’s participation in an association of PRP. The reimbursement was received by the Company in September 2026.

The following table presents the major class of assets of discontinued operations as of September 30, 2026, and December 31, 2025. No assets and liabilities were held for sale at each of the periods noted.

	September 30,	December 31,
(Amounts in Thousands)	2026	2025
Current assets
Other assets	$105	$60
Total current assets	105	60
Long-term assets
Property, plant and equipment, net (1)	146	146
Total long-term assets	146	146
Total assets	$251	$206
Current liabilities
Accounts payable	$4	$67
Accrued expenses and other liabilities	142	127
Environmental liabilities	1,138	76
Total current liabilities	1,284	270
Long-term liabilities
Closure liabilities	197	189
Environmental liabilities	2,275	3,409
Total long-term liabilities	2,472	3,598
Total liabilities	$3,756	$3,868

(1)	net of accumulated depreciation of $10,000 for each period presented.

11.	Operating Segments

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

The table below summarizes segment income (loss) from operations, the measure reviewed by the CODM, and reconciles this measure to consolidated loss from continuing operations before income taxes for the three and nine months ended September 30, 2026 and 2025. Significant segment expense categories included in segment income (loss) from operations include payroll and benefits, materials and supplies, disposal, transportation, and subcontract expenses. These expense categories are presented separately, where applicable. R&D expenses, while not considered a significant segment expense category, are also presented separately because they are regularly provided to the CODM (in thousands).

Segment Reporting for the Three Months Ended September 30, 2026

	Treatment	Services	Consolidated Total
Revenue from external customers	$11,601	$6,347	$17,948
Cost of Goods Sold:
Payroll and benefits expenses	5,728	2,720
Material and supplies expenses	1,969	—
Disposal expenses	1,104	—
Transportation expenses	260	—
Subcontract expenses	—	1,088
Other cost of goods sold (1)	2,765	1,762
Total cost of goods sold	11,826	5,570
Gross (loss) profit	(225)	777
SG&A:
Payroll and benefits	916	399
Other SG&A (2)	416	179
Total SG&A	1,332	578
R&D	165	3
Gain on disposal of property and equipment	—	(5)
(Loss) income from operations	$(1,722)	$201	(1,521)
Interest income			240
Interest expense			(80)
Interest expense-financing fees			(16)
Other income			114
Unallocated corporate expenses (3)			(2,145)
Loss from continuing operations before taxes			$(3,408)

Segment Reporting for the Three Months Ended September 30, 2025

	Treatment	Services	Consolidated Total
Revenue from external customers	$13,114	$4,340	$17,454
Cost of Goods Sold:
Payroll and benefits expenses	4,809	2,358
Material and supplies expenses	2,158	—
Disposal expenses	1,075	—
Transportation expenses	361	—
Subcontract expenses	—	118
Other cost of goods sold (1)	2,445	1,573
Total cost of goods sold	10,848	4,049
Gross profit	2,266	291
SG&A:
Payroll and benefits	947	547
Other SG&A (2)	386	199
Total SG&A	1,333	746
R&D	257	2
Loss on disposal of property and equipment	4	—
Income (loss) from operations	$672	$(457)	215
Interest income			266
Interest expense			(116)
Interest expense-financing fees			(22)
Other expense			(18)
Unallocated corporate expenses (3)			(2,087)
Loss from continuing operations before taxes			$(1,762)

Segment Reporting for the Nine Months Ended September 30, 2026

	Treatment	Services	Consolidated Total
Revenue from external customers	$27,768	$14,191	$41,959
Cost of Goods Sold:
Payroll and benefits expenses	15,950	7,142
Material and supplies expenses	4,887	—
Disposal expenses	3,470	—
Transportation expenses	1,085	—
Subcontract expenses	—	1,759
Other cost of goods sold (1)	8,087	4,412
Total cost of goods sold	33,479	13,313
Gross profit	(5,711)	878
SG&A:
Payroll and benefits	2,685	1,561
Other SG&A (2)	1,371	242
Total SG&A	4,056	1,803
R&D	584	7
Gain on disposal of property and equipment	—	(5)
Loss from operations	$(10,351)	$(927)	(11,278)
Interest income			624
Interest expense			(213)
Interest expense-financing fees			(59)
Other income			258
Unallocated corporate expenses (3)			(6,378)
Loss from continuing operations before taxes			$(17,046)

Segment Reporting for the Nine Months Ended September 30, 2025

	Treatment	Services	Consolidated Total
Revenue from external customers	$33,696	$12,263	$45,959
Cost of Goods Sold:
Payroll and benefits expenses	13,988	6,245
Material and supplies expenses	4,744	—
Disposal expenses	2,391	—
Transportation expenses	1,222	—
Subcontract expenses	—	1,184
Other cost of goods sold (1)	7,269	4,155
Total cost of goods sold	29,614	11,584
Gross profit	4,082	679
SG&A:
Payroll and benefits	2,763	1,732
Other SG&A (2)	1,276	573
Total SG&A	4,039	2,305
R&D	780	29
Loss (gain) on disposal of property and equipment	3	(5)
Loss from operations	$(740)	$(1,650)	(2,390)
Interest income			901
Interest expense			(351)
Interest expense-financing fees			(63)
Other income			171
Unallocated corporate expenses (3)			(6,112)
Loss from continuing operations before taxes			$(7,844)

(1)

Other cost of goods sold for each reportable segment includes:

Treatment - lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.

Services - material and supplies, disposal, transportation, lab, regulatory, repair and maintenance, depreciation and amortization, travel, outside services and general expenses.

(2)

Other SG&A for each reportable segment includes:

Treatment- depreciation and amortization, travel, outside services, repair and maintenance and general expenses.

Services- travel, outside services, repair and maintenance and general expenses.

(3)	The following table reflects the unallocated corporate expenses. “Other” unallocated corporate expenses consists of repair and maintenance, depreciation and amortization, travel, public company, outside services, general and R&D expenses. (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Payroll and benefits	$998	$997	$2,919	$2,869
Other	1,147	1,090	3,459	3,243
Total	$2,145	$2,087	$6,378	$6,112

The following table presents depreciation and amortization for the three and nine months ended September 30, (in thousand):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Treatment	$454	$387	$1,358	$1,158
Services	29	28	77	109
Total segment	483	415	1,435	1,267
Corporate	12	11	34	32
Total	$495	$426	$1,469	$1,299

12.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company had no income tax expenses for continuing operations for the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate was 0% for each period as a result of the full valuation allowance recognized against its U.S. federal and state deferred tax assets during the quarter ended September 30, 2024.

13.	Sale of Common Stock

On May 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC (the “Underwriter”), pursuant to which the Company sold and issued 2,285,714 shares of its Common Stock. The shares of Common stock were sold at a negotiated price to the public of $8.75 per share. The Underwriting Agreement also allowed the Underwriter a 30-day over-allotment option (the “Option”) to purchase up to an additional 342,857 shares of the Company’s Common Stock on the same terms and conditions, which Option was exercised in its entirety on May 15, 2026. The shares were offered and sold to the public pursuant to the Company’s “universal shelf” registration statement on Form S-3 filed with the SEC on December 2, 2024 and declared effective by the SEC on December 12, 2024, and a prospectus supplement relating to the May 2026 underwriting dated May 14, 2026. The aggregate gross proceeds received by the Company from the sale of the 2,628,571 shares sold totaled approximately $23,000,000, before deducting fees payable to the Underwriter and other estimated offering expenses payable by the Company (the “Offering”). The net proceeds from the Offering is anticipated to fund (i) costs relating to DFLAW and grouting upgrades at the Company’s PFNW facility, (ii) continued R&D and business development relating to the Company’s patent-pending Perma-FAS process for the destruction of PFAS, as well as the cost to complete the installation of the Company’s Perma-FAS Gen 2.0 commercial treatment unit; (iii) ongoing facility cap-ex and maintenance costs; and (iv) general corporate and working capital purposes.

The Company paid the Underwriter a total cash fee of 7.00% of the aggregate gross proceeds in the Offering, totaling approximately $1,610,000. The Company also reimbursed the Underwriter certain expenses in connection with the Offering in an aggregate amount of approximately $95,000.

After deducting costs incurred of approximately $1,886,000, which were recorded as a reduction to additional paid-in capital, net cash proceeds from the Offering totaled approximately $21,114,000. As of September 30, 2026, all offering costs had been paid.

14.	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that these condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

●	demand for our services;
●	reductions in the level of government funding in future years;
●	spending priorities of Congress;
●	passage of U.S. fiscal year government budgets or enactment of CRs to keep government departments and agencies in operations;
●	timing of receipts of anticipated Hanford-related waste at our PFNW facility;
●	investments made to support Hanford-related activity;
●	the issuance, number, size and timing of task orders to be issued to the Company under the Company’s Master Subcontract award;
●	improvement in operating results;
●	demand, pricing, or throughput levels for PFAS waste volumes are sufficient to offset costs incurred from PFAS initiatives;
●	increase in Hanford waste receipts;
●	facility upgrades to achieve expanded capacity anticipated in late 2027;
●	regulatory approvals required for implementation of facility upgrades to achieve expanded capacity;
●	effect of pricing increases;
●	delays in anticipated treatment waste volumes and project activity;
●	ability to meet our quarterly financial covenant requirements under our PNC Loan Agreement;
●	expansion into international and commercial markets;
●	cash flow requirements;
●	sufficient cash flow and liquidity to fund operations for the next twelve months;
●	projected cash flows from operations subject to timing and uncertainty, including those resulting from ongoing federal spending constraints;
●	amount and funding of capital expenditures;
●	funding of operating and capital expenditures from existing cash from operations, PNC Liquidity under our Credit Facility, and/or financing;
●	ability to continue to operate as a going concern;

●	obtain additional liquidity on acceptable terms, or at all;
●	adoption and acceptance of our PFAS technology are subject to regulatory and market factors;
●	limited current treatment destruction options for these materials to eliminate generator liabilities;
●	commissioning of our second generation PFAS destruction unit in the fourth quarter of 2026, with operations during the first half of 2027;
●	expectation that the second generation PFAS destruction unit will triple our production capacity;
●	funding of remediation expenditures for sites from funds generated internally;
●	compliance with environmental regulations;
●	remediation of material weakness identified;
●	potential effect of being a PRP;
●	material adverse effect on financial condition, results of operations, or cash flow from notice of non-compliance at the PFNW facility;
●	favorable resolution of the notice of non-compliance at the PFNW facility; and
●	potential violations of environmental laws and attendant remediation at our facilities.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

●	general economic conditions and uncertainties;
●	inability to process waste at our facilities;
●	inability to properly bid contracts;
●	reduction in or inability to obtain new contracts with federal, state and local governments, agencies and departments, resulting in a reduction in revenue;
●	changes in federal government budgeting and spending priorities;
●	failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
●	tariff actions and uncertainties related to trade wars;
●	inability to meet PNC covenant requirements;
●	inability to collect in a timely manner a material amount of receivables;
●	increased competitive pressures;
●	inability to maintain and obtain required permits and approvals to conduct operations;
●	inability to develop new and existing technologies in the conduct of operations;
●	inability to maintain and obtain closure and operating insurance requirements;
●	discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
●	refusal of third-party disposal sites to accept our waste;
●	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
●	material adjustments to environmental remediation reserves;
●	new or additional requirements to handle low-level radioactive and hazardous waste materials;
●	management retention and development;
●	financial valuation of intangible assets is substantially more/less than expected;
●	the need to use internally generated funds for purposes not presently anticipated;
●	inability of the Company to maintain the listing of its Common Stock on the Nasdaq;
●	terminations of contracts with government agencies or subcontracts involving government agencies or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
●	changes in the scope of work relating to existing contracts;
●	occurrence of a health pandemic having adverse effects on the U.S. and world economics;
●	renegotiation or termination of contracts involving government agencies;
●	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;

●	inability to raise capital on commercially reasonable terms;
●	inability to increase profitable revenue;
●	risks resulting from expanding our service offerings and client base;
●	non-acceptance of our new technology;
●	adjustments to our valuation allowance;
●	supply chain difficulties;
●	pricing adjustments;
●	cost reduction measures;
●	new governmental regulations; and
●	risk factors and other factors set forth in “Special Note Regarding Forward-Looking Statements” contained in the Company’s 2025 Form 10-K and the “Forward-Looking Statements” contained in the MD&A of the first and second quarters 2026 Form 10-Qs and this third quarter 2026 Form 10-Q.

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

Overview

Our overall revenue increased in the third quarter of 2026 compared to the same period of 2025; however, our operating results continued to be impacted by certain customer-related and operational factors. These included customer-directed delays in waste processing activities within our Treatment Segment and the timing of project mobilizations within our Services Segment. The most significant factor affecting our third-quarter results was customer-directed changes in treatment protocols that delayed the processing of shipments of a certain Hanford-related waste stream received beginning in the second quarter of 2026 from the DOE Hanford site until September 2026. In addition, the timing of shipments of certain liquid and solid wastes under the DFLAW program resulted in lower-than-expected waste receipts during the quarter, and temporary downtime of certain processing equipment due to scheduled maintenance and upgrades further impacted Treatment Segment results. The affected processing equipment has since returned to operation.

Despite these challenges, continued waste receipts, combined with delays in processing of certain waste streams, contributed to an increase in our Treatment Segment backlog to approximately $19,608,000 at September 30, 2026, representing an increase of approximately 24.6% from $15,733,000 at June 30, 2026. We believe this growing backlog supports future treatment activities; however, the timing of revenue recognized from our backlog may vary depending on waste complexity, customer requirements, and operational considerations.

Our Services Segment revenue increased during the third quarter of 2026 compared with the corresponding period of 2025, primarily driven by increased project activity, including projects awarded since the beginning of 2026. These awards included a two-year master task agreement awarded in the first quarter of 2026 with an estimated value of approximately $24 million for demolition and disposal services at Lawrence Livermore National Laboratory (“LLNL”). However, revenue growth was partially constrained by customer-related delays in the mobilization of a project awarded during the early part of the second quarter of 2026. The project has since been mobilized.

On August 10, 2026, we were awarded a Master IDIQ Subcontract by Hanford Tank Waste Operations & Closure, LLC (“H2C”) for the treatment and disposal of pretreated liquid mixed low-level waste from DOE’s Hanford Site (the “Company’s Master Subcontract”). H2C also awarded Master IDIQ Subcontracts to two other companies. H2C is the prime contractor to DOE’s Office of Environmental Management for tank waste operations and closure at the Hanford Site in southeastern Washington State. Work awarded to us under future task orders, if any, would be performed at our PFNW facility in Richland, Washington, and would include the receipt and treatment of pretreated mixed low-level waste, with treated waste transported by rail for final disposal at a licensed commercial mixed low-level waste disposal facility outside the State of Washington. Task orders may be issued from January 1, 2027, through December 31, 2041, with performance of task orders issued before the end of the ordering period permitted for up to five years beyond the end of the ordering period. However, the commencement and timing of task orders, if any, are subject to applicable regulatory requirements, operational considerations, and other factors outside of our control. The multiple-award IDIQ procurement provides for a maximum cumulative quantity of 50 million gallons and a maximum cumulative value of approximately $4.4 billion. These amounts represent procurement ceilings shared among all Master IDIQ Subcontract holders and do not represent amounts awarded or committed to us. The number, size, and timing of task orders that might be issued to us under the Company’s Master Subcontract, if any, cannot be determined or assured. Under our Performance Work Statement, we are required to maintain the capability to treat and dispose of pretreated tank waste at a rate of 100,800 gallons per week in accordance with applicable facility license and permit conditions.

Our PFNW facility continues to work with Washington State regulators to expand its existing grouting permit capacity of 1.2 million gallons annually to levels that would support DOE’s objectives for both the East and West tank farms at Hanford. We are advancing the final design and procurement of facility upgrades necessary to achieve the expanded capacity, which we currently anticipate completing in late 2027. Implementation of these upgrades remains subject to continued coordination with Washington State regulators and applicable regulatory approvals. Separately, we have further invested in more advanced processing equipment to enhance our capabilities to process current and anticipated Hanford-related waste streams.

We believe our investments, together with our continued focus on personnel and operational readiness and our acquisition of the rail-line land parcel connecting the PFNW property to the Port of Benton short-line railroad, position us to support increasing Hanford-related activity. See “Note 8 – Long-Term Debt – Promissory Note” to the accompanying Condensed Consolidated Financial Statements for further discussion of the rail-line land parcel.

Looking ahead, we expect improved financial performance in the coming year driven in part by increased project activity within our Services Segment, continued processing of our Treatment Segment backlog, and anticipated waste receipts from Hanford’s cleanup programs including increasing effluent from DFLAW to include both solid and liquid waste streams. We also continue to pursue additional procurement opportunities within DOE and DOW, while expanding our presence in commercial and international markets. In addition, we have negotiated rate increases for certain government and commercial waste streams, including a significant rate increase for a particular government waste stream that will become effective during the fourth quarter of 2026. The commercial rate increases became effective late in the third quarter of 2026. We expect these increases to favorably impact Treatment Segment revenue and margins. While the timing and volume of waste receipts and processing activities remain subject to customer requirements and operational considerations, we believe these developments and ongoing activities position us for improved operating results in the coming year.

See “Federal Funding” and “Market Trends and Uncertainties” in “Known Trends and Uncertainties” within this MD&A for a discussion of factors that could negatively impact our results of operations for the remainder of 2026 and 2027.

Financial Results Overview

As a result of the factors discussed above, revenue increased by $494,000, or 2.8%, to $17,948,000 for the three months ended September 30, 2026, compared with $17,454,000 for the same period in 2025. The increase was attributable entirely to the Services Segment, in which revenue increased by $2,007,000, or 46.2%, to $6,347,000 from $4,340,000 in the prior-year period. Treatment Segment revenue declined by $1,513,000, or 11.5%, to $11,601,000 from $13,114,000 in the prior-year period. Cost of goods sold increased by $2,499,000, or 16.8%, to $17,396,000 for the three months ended September 30, 2026, compared with $14,897,000 for the same period in 2025. As a result, gross profit decreased by $2,005,000 to $552,000 for the three months ended September 30, 2026, compared with $2,557,000 in the prior-year period. SG&A expenses decreased by $85,000 to $3,998,000 for the three months ended September 30, 2026, from $4,083,000 in the same period in 2025.

For the nine months ended September 30, 2026, revenue decreased by $4,000,000, or 8.7%, to $41,959,000 from $45,959,000 for the same period in 2025. The decrease was attributable entirely to our Treatment Segment, in which revenue declined by $5,928,000, or 17.6%. Services Segment revenue increased by $1,928,000, or 15.7%, to $14,191,000 for the nine months ended September 30, 2026, from $12,263,000 for the same period in 2025. Cost of goods sold increased by $5,594,000, or 13.6%, to $46,792,000 for the nine months ended September 30, 2026, from $41,198,000 in the same period in 2025. As a result, gross profit decreased by $9,594,000, resulting in a gross loss of $4,833,000 for the nine months ended September 30, 2026, compared with a gross profit of $4,761,000 in the prior-year period. SG&A expenses decreased by $181,000, or 1.5%, to $12,047,000 from $12,228,000 for the same period in 2025.

See below “Results of Operations” for a discussion of our financial results for the three and nine months ended September 30, 2026 as compared to the corresponding period of 2025.

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

Results of Operations

The reporting of financial results and pertinent discussions are tailored to our two reportable segments: The Treatment Segment and Services Segment.

Summary – Three and Nine Months Ended September 30, 2026, and 2025

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Consolidated (amounts in thousands)	2026	%	2025	%	2026	%	2025	%
Net revenues	$17,948	100.0	$17,454	100.0	$41,959	100.0	$45,959	100.0
Cost of goods sold	17,396	96.9	14,897	85.4	46,792	111.5	41,198	89.6
Gross profit (loss)	552	3.1	2,557	14.6	(4,833)	(11.5)	4,761	10.4
Selling, general and administrative	3,998	22.3	4,083	23.4	12,047	28.7	12,228	26.6
Research and development	225	1.3	342	2.0	781	1.9	1,037	2.3
(Gain) loss on disposal of property and equipment	(5)	(.1)	4	—	(5)	—	(2)	—
Loss from operations	(3,666)	(20.4)	(1,872)	(10.8)	(17,656)	(42.1)	(8,502)	(18.5)
Interest income	240	1.3	266	1.5	624	1.5	901	1.9
Interest expense	(80)	(.4)	(116)	(.6)	(213)	(.5)	(351)	(.8)
Interest expense-financing fees	(16)	(.1)	(22)	(.1)	(59)	(.1)	(63)	(.1)
Other	114	.6	(18)	(.1)	258	.6	171	.4
Loss from continuing operations before taxes	(3,408)	(19.0)	(1,762)	(10.1)	(17,046)	(40.6)	(7,844)	(17.1)
Income tax expense	—	—	—	—	—	—	—	—
Loss from continuing operations, net of taxes	$(3,408)	(19.0)	$(1,762)	(10.1)	$(17,046)	(40.6)	$(7,844)	(17.1)

Revenues

Consolidated revenues increased $494,000 for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change	% Change
Treatment
Government waste	$7,335	40.8	$9,503	54.4	$(2,168)	(22.8)
Hazardous/non-hazardous (1)	1,680	9.4	1,375	7.9	305	22.2
Other nuclear waste	2,586	14.4	2,236	12.8	350	15.7
Total	11,601	64.6	13,114	75.1	(1,513)	(11.5)

Services
Nuclear services	4,009	22.4	2,422	13.9	1,587	65.5
Technical services	2,338	13.0	1,918	11.0	420	21.9
Total	6,347	35.4	4,340	24.9	2,007	46.2

Total	$17,948	100.0	$17,454	100.0	$494	2.8

(1) Includes waste generated by government clients of $685,000 and $560,000 for the three months ended September 30, 2026, and the corresponding period of 2025, respectively.

Treatment Segment revenue decreased by $1,513,000, or 11.5%, for the three months ended September 30, 2026, compared with the same period in 2025. The decline was primarily due to lower waste volume as discussed in the “Overview” section.

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

Consolidated revenues decreased $4,000,000 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change	% Change
Treatment
Government waste	$17,262	41.1	$23,715	51.6	$(6,453)	(27.2)
Hazardous/non-hazardous (1)	4,735	11.3	3,848	8.4	887	23.1
Other nuclear waste	5,771	13.8	6,133	13.3	(362)	(5.9)
Total	27,768	66.2	33,696	73.3	(5,928)	(17.6)

Services
Nuclear services	8,387	20.0	7,478	16.3	909	12.2
Technical services	5,804	13.8	4,785	10.4	1,019	21.3
Total	14,191	33.8	12,263	26.7	1,928	15.7

Total	$41,959	100.0	$45,959	100.0	$(4,000)	(8.7)

(1) Includes waste generated by government clients of $1,899,000 and $1,569,000 for the nine months ended September 30, 2026, and the corresponding period of 2025, respectively.

Treatment Segment revenue decreased by $5,928,000, or 17.6%, for the nine months ended September 30, 2026, compared with the same period in 2025. The decline was primarily due to lower waste volumes and a less favorable revenue mix. The less favorable revenue mix reflected lower average pricing, which was impacted in part by the processing of certain previously stored waste inventories that carried lower average pricing. These previously stored waste inventories were processed as part of our preparation for anticipated increases in Hanford-related waste volumes and were substantially processed by the end of the second quarter of 2026.

The increase in revenue in our Services Segment was primarily attributable to a higher volume of project activity beginning in the second quarter of 2026, partially offset by lower project activity during the first quarter of 2026. The lower project activity in the first quarter reflected, in part, seasonal factors, including typical winter weather conditions and post-holiday slowdowns that reduced field activity. Revenue in our Services Segment is project-based, with the scope, duration, timing, and completion of individual projects varying from period to period. As a result, revenue may fluctuate significantly between reporting periods depending on the timing, scope, and mix of projects performed.

Cost of Goods Sold

Cost of goods sold increased $2,499,000 for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$11,826	101.9	$10,848	82.7	$978
Services	5,570	87.8	4,049	93.3	1,521
Total	$17,396	96.9	$14,897	85.4	$2,499

Cost of goods sold for the Treatment Segment increased by approximately $978,000, or 9.0%. Treatment Segment fixed costs increased by approximately $1,094,000. Fixed salaries and payroll-related expenses increased by approximately $756,000, primarily due to increased headcount. Maintenance costs increased by approximately $196,000 due to scheduled equipment maintenance and facility security enhancements. Depreciation expense increased by approximately $66,000 due to additional capitalized equipment, including our prototype PFAS reactor. Regulatory expenses increased by approximately $49,000 due to increased regulatory activities and higher fees assessed by regulatory agencies. The remaining increases were from higher travel and general expenses totaling approximately $27,000. Treatment Segment variable costs decreased by approximately $116,000, primarily due to lower materials and supplies, transportation, and outside services costs totaling approximately $312,000, partially offset by higher disposal costs of approximately $29,000 and higher overtime expenses of approximately $167,000. Within our Treatment Segment, the composition and level of variable costs can fluctuate based on the waste mix.

Services Segment cost of goods sold increased by $1,521,000, or 37.6%, primarily reflecting the higher volume of project work during the period. The increase was primarily attributable to higher subcontract and outside services costs of approximately $736,000 and higher salaries and payroll-related expenses of approximately $362,000, reflecting increased labor requirements from higher volume of project work. Additional increases included materials and supplies, laboratory services, disposal, and regulatory costs totaling approximately $464,000. These increases were partially offset by lower travel expenses of approximately $41,000. Within our Services Segment, the composition and level of cost of goods sold are influenced by the type, scope, and timing of projects performed during the period. Certain projects require greater reliance on subcontractors, specialized materials, regulatory compliance activities, or travel, while others are more labor-intensive or utilize primarily in-house resources. As a result, the mix of project work can significantly affect the composition and level of costs incurred, which may not change proportionately with revenue.

Cost of goods sold increased $5,594,000 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$33,479	120.6	$29,614	87.9	$3,865
Services	13,313	93.8	11,584	94.5	1,729
Total	$46,792	111.5	$41,198	89.6	$5,594

Cost of goods sold for the Treatment Segment increased by approximately $3,865,000, or 13.1%. Variable costs increased by approximately $1,571,000, primarily due to higher disposal, materials and supplies, transportation, and laboratory costs totaling approximately $1,170,000, as well as higher overtime expenses of approximately $401,000 incurred in processing previously stored waste inventories in preparation for anticipated increases in Hanford-related waste volumes. Within our Treatment Segment, the composition and level of variable costs can fluctuate based on the mix of waste processed. Treatment Segment fixed costs increased by approximately $2,294,000, primarily due to higher salaries and payroll-related expenses of approximately $1,567,000, resulting from COLA implemented in July 2025 and increased headcount. Maintenance costs increased by approximately $323,000 due to scheduled maintenance, general equipment upkeep, and facility security enhancements. Depreciation expense increased by approximately $199,000 due to additional capitalized equipment, including our prototype PFAS reactor. Regulatory expenses increased by approximately $241,000 due to increased regulatory activities and higher fees assessed by regulatory agencies. These increases were partially offset by a decrease of approximately $36,000 in general expenses, primarily due to lower utility costs.

Services Segment cost of goods sold increased by $1,729,000, or 14.9%. The increase was primarily driven by higher salaries and payroll-related expenses of approximately $897,000, reflecting COLA implemented in July 2025, as well as increased labor required by the higher volume of project work. Additional increases included higher subcontract and outside services costs of approximately $461,000, higher travel expenses of approximately $193,000, and higher materials and supplies, laboratory services, disposal, and regulatory costs totaling approximately $299,000. These increases were partially offset by lower general expenses of approximately $88,000 across various categories and lower depreciation expenses of approximately $33,000 as certain equipment became fully depreciated in 2025. Within our Services Segment, the composition and level of cost of goods sold are influenced by the type, scope, and timing of projects performed during the period. Certain projects require greater reliance on subcontractors, specialized materials, regulatory compliance activities, or travel, while others are more labor-intensive or utilize primarily in-house resources. As a result, the mix of project work can significantly affect the composition and level of costs incurred, which may not change proportionately with revenue.

Gross Profit (Loss)

Gross profit for the quarter ended September 30, 2026, decreased $2,005,000 over the same period of 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$(225)	(1.9)	$2,266	17.3	$(2,491)
Services	777	12.2	291	6.7	486
Total	$552	3.1	$2,557	14.6	$(2,005)

Treatment Segment incurred a gross loss of $225,000 for the three months ended September 30, 2026, compared with a gross profit of $2,266,000 for the same period in 2025. Gross margin declined to (1.9%) from 17.3%. The decline in gross profit and gross margin was primarily due to lower revenue resulting from reduced waste volumes and higher fixed operating costs, which were spread over a lower revenue base, further adversely impacting gross margin.

Services Segment gross profit increased by approximately $486,000, and gross margin improved to 12.2% from 6.7% in the prior-year period, primarily due to higher revenue and a more favorable mix of projects performed. Gross margins within our Services Segment are influenced by the type, scope, and mix of projects performed, which are generally competitively bid and have varying margin structures. As a result, gross margins may fluctuate from period to period based on the timing and mix of projects completed.

Gross profit for the nine months ended September 30, 2026, decreased $9,594,000 over the same period in 2025, as follows:

		%		%
(In thousands)	2026	Revenue	2025	Revenue	Change
Treatment	$(5,711)	(20.6)	$4,082	12.1	$(9,793)
Services	878	6.2	679	5.5	199
Total	$(4,833)	(11.5)	$4,761	10.4	$(9,594)

The Treatment Segment incurred a gross loss of $5,711,000 for the nine months ended September 30, 2026, compared with a gross profit of $4,082,000 for the same period in 2025. Gross margin declined to (20.6%) from 12.1%, primarily due to lower revenue resulting from reduced waste volumes and a less favorable revenue mix. In addition, higher fixed operating costs, which were spread over a lower revenue base, further reduced gross margin and contributed to the gross loss.

Services Segment gross profit increased by $199,000, and gross margin improved to 6.2% from 5.5% in the prior-year period, primarily due to higher revenue from increased project work. Gross margins within our Services Segment are influenced by the type, scope, and mix of projects performed, which are generally competitively bid and have varying margin structures. As a result, gross margins may fluctuate from period to period based on the timing and mix of projects completed.

SG&A

SG&A expenses decreased $85,000 for the three months ended September 30, 2026, as compared to the corresponding period for 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change
Administrative	$2,088	—	$2,004	—	$84
Treatment	1,332	11.5	1,333	10.2	(1)
Services	578	9.1	746	17.2	(168)
Total	$3,998	22.3	$4,083	23.4	$(85)

Administrative SG&A expenses increased primarily due to higher outside services costs of approximately $56,000 associated with increased legal and business activities, higher travel expenses of approximately $14,000 resulting from increased executive travel, and higher general expenses of approximately $14,000 across various categories.

Treatment Segment SG&A expenses decreased slightly, primarily due to lower salaries and payroll-related expenses of approximately $31,000, reflecting fewer employee hours required to support administrative and marketing functions. This decrease was substantially offset by higher general expenses of approximately $30,000 across various categories.

Services Segment SG&A expenses decreased primarily due to lower salaries and payroll-related expenses of approximately $148,000, reflecting fewer employee hours required to support marketing functions, partially offset by higher outside services costs associated with business-related activities.

SG&A expenses decreased $181,000 for the nine months ended September 30, 2026, as compared to the corresponding period for 2025, as follows:

(In thousands)	2026	% Revenue	2025	% Revenue	Change
Administrative	$6,188	—	$5,884	—	$304
Treatment	4,056	14.6	4,039	12.0	17
Services	1,803	12.7	2,305	18.8	(502)
Total	$12,047	28.7	$12,228	26.6	$(181)

Administrative SG&A expenses increased primarily due to higher outside services costs of approximately $240,000 associated with increased legal and business activities. The remaining increase was primarily attributable to higher salaries and payroll-related expenses resulting from COLA implemented in July 2025 for employees and January 2026 for executives.

Treatment Segment SG&A expenses increased primarily due to higher outside services costs of approximately $62,000 associated with increased consulting and business activities and higher travel expenses of approximately $36,000 incurred by information technology personnel. These increases were partially offset by lower salaries and payroll-related expenses, reflecting fewer employee hours required to support administrative and marketing functions.

Services Segment SG&A expenses decreased primarily due to a decrease in provision for credit losses of approximately $283,000 resulting from the settlement of a receivable previously determined to be uncollectible. The remaining decrease was primarily attributable to lower travel expenses of approximately $30,000 and reduced salaries and payroll-related expenses due to fewer employee hours devoted to marketing activities.

Interest Income

Interest income decreased by approximately $26,000 and $277,000 for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods of 2025. The decreases were primarily attributable to lower average balances maintained in our MMDA and lower interest rates earned on our finite risk sinking fund. The higher average MMDA balances in 2025 were primarily attributable to proceeds received from two equity offerings completed in May and December 2024.

Interest Expense

Interest expense decreased by approximately $36,000 and $138,000 for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods of 2025. The decreases were primarily attributable to capitalization of approximately $33,000 and $107,000 of interest expense during the three and nine months ended September 30, 2026, respectively, associated with debt incurred for construction projects, including our second PFAS reactor.

Income Taxes

We had no income tax expense for continuing operations for the three and nine months ended September 30, 2026 and 2025. Our effective tax rate was 0% for each period as a result of the full valuation allowance recognized against its U.S. federal and state deferred tax assets during the quarter ended September 30, 2024.

Liquidity and Capital Resources

Our cash flow requirements during the nine months ended September 30, 2026, were funded primarily from available PNC Liquidity. Our PNC Liquidity includes cash held in our MMDA, which includes net proceeds from the sale of 2,628,571 shares of our Common Stock completed in May 2026 (see “Financing Activities” below within this MD&A and “Note 13—Sale of Common Stock” to the accompanying Condensed Consolidated Financial Statements for further discussion of the equity offering).

As of September 30, 2026, we had no outstanding borrowings under our Revolving Credit. PNC Liquidity is provided by two sources: cash, the substantial majority of which is held in our MMDA with our lender and borrowing availability under our Revolving Credit. As of September 30, 2026, cash held in our MMDA was approximately $14,331,000, compared to approximately $11,529,000 as of December 31, 2025, with the increase reflecting the net proceeds of approximately $21,114,000 from our May 2026 equity offering, substantially offset by cash used in operations and for capital expenditures during the first nine months of 2026. Borrowing availability under our Revolving Credit, which is determined by a borrowing base of eligible receivables and reduced by outstanding standby letters of credit ($3,420,000) and lender-imposed discretionary reserves ($750,000), was approximately $5,533,000 as of September 30, 2026, compared to approximately $6,597,000 as of December 31, 2025, primarily reflecting lower eligible receivables. As a result, our PNC Liquidity was approximately $19,864,000 as of September 30, 2026, compared to approximately $18,126,000 as of December 31, 2025. Our PNC Liquidity declined from approximately $25,584,000 as of June 30, 2026, reflecting continued operating losses and capital expenditures during the third quarter. Because availability under our Revolving Credit depends on the level of our eligible receivables, reductions in eligible receivables, or continued use of cash to fund operating losses and capital expenditures, could further reduce our PNC Liquidity.

We incurred losses from continuing operations before tax of $15,134,000 during 2024, $10,665,000 during 2025, and $17,046,000 during the first nine months of 2026. We also experienced cash used in continuing operations of $14,146,000 during 2024, $10,311,000 during 2025, and $10,796,000 during the first nine months of 2026. Our operating results and liquidity were impacted in part by delays in the enactment of federal appropriations and Congress’s continued use of CRs, increased investments in PFAS destruction technology (see “Known Trends and Uncertainties – New Processing Technology” within this MD&A for a discussion of our new technology), expansion of treatment capacity, workforce growth, equipment upgrades, and infrastructure enhancements intended to support anticipated waste treatment volumes, including anticipated Hanford-related waste volumes. In addition, during the first nine months of 2026, delays in the mobilization of a recently awarded project within our Services Segment, temporary downtime of certain processing equipment due to scheduled maintenance and upgrades, processing delays resulting from customer-directed changes in treatment protocols, and the processing of previously stored waste inventories to prepare for anticipated increases in certain Hanford-related waste volumes negatively impacted our revenues and results of operations. Certain of these previously stored waste inventories carried lower margins, which adversely affected our results of operations in 2026. These lower-margin previously stored waste inventories were substantially processed by the end of the second quarter.

Our expected cash requirements over the next twelve months include working capital needs, scheduled principal payments on debt, costs associated with the administration and monitoring of discontinued operations, R&D expenditures related to PFAS technology, and capital expenditures.

A significant portion of our projected revenues and cash flows underlying our forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Because these customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations, and other factors outside our control, we could not conclude that our plans are probable of effectively mitigating the conditions giving rise to substantial doubt. Accordingly, substantial doubt continues to exist about our ability to continue as a going concern for one year following the date the accompanying Condensed Consolidated Financial Statements are issued.

Our plans to address these conditions include utilizing existing cash and borrowing availability; pursuing operating improvements supported by the Company’s Treatment and Services Segment backlogs; continuing to pursue additional government, commercial, and international project opportunities; managing capital expenditures and operating costs; and, if necessary, seeking additional liquidity through equity or other financing arrangements or potential asset dispositions. There can be no assurance that these plans, or any component thereof, can be achieved. In addition, on August 10, 2026, we extended the maturity of our PNC Credit Facility from May 2027 to May 2030, among other things (see “Liquidity and Capital Resources—Financing Activities—Credit Facility” for a discussion of this extension).

Although the May 2026 equity offering discussed elsewhere in this Report strengthened our liquidity, continued operating losses since the offering and significant capital expenditures, including investments made to support anticipated waste treatment volumes and improve operational capabilities, have reduced our liquidity position. Therefore, we concluded that substantial doubt has not been alleviated. We expect to fund our operations during the assessment period with our existing liquidity, anticipated operating cash flows and borrowing availability. However, the ability of our plans to mitigate the conditions giving rise to substantial doubt depends in part on the timing and volume of government-directed waste shipments and project activity, as well as other matters outside our control. In addition, our borrowing availability is subject to compliance with applicable financial covenants and other conditions. There can be no assurance that additional liquidity, if needed, will be available on acceptable terms or at all.

The following table reflects the cash flow activities during the first nine months of 2026 and 2025.

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash used in operating activities of continuing operations	$(10,796)	$(8,286)
Cash used in operating activities of discontinued operations	(215)	(317)
Cash used in investing activities of continuing operations	(6,041)	(2,709)
Cash used in investing activities of discontinued operations	(45)	(36)
Cash provided by (used in) financing activities of continuing operations	20,442	(832)
Effect of exchange rate changes in cash	(10)	21
Increase (decrease) in cash and finite risk sinking fund (restricted cash)	$3,335	$(12,159)

As of September 30, 2026, we had cash on hand of approximately $14,743,000.

Operating Activities

Cash used in operating activities from continuing operations during the first nine months of 2026 primarily reflected our net loss from continuing operations of approximately $17,046,000, adjusted for non-cash items, including stock-based compensation expense of approximately $631,000 and depreciation and amortization expense of approximately $1,469,000. Changes in operating assets and liabilities provided approximately $3,993,000 of cash, primarily reflecting a decrease in accounts receivable (net of provision for credit losses) of approximately $1,204,000, a net decrease in prepaid expenses, inventories and other assets of approximately $246,000, and a net increase in accounts payable, accrued expenses, deferred revenue, and other accrued liabilities of approximately $5,660,000. These favorable changes were partially offset by an increase in unbilled receivables of approximately $3,117,000. Accounts receivable balances are affected by the timing of customer invoicing and collections, while cash receipts are influenced by the payment terms and conditions of our customer contracts.

Cash used in operating activities of our continuing operations during the first nine months of 2025 consisted mostly of the net loss from continuing operations of approximately $7,844,000, adjusted for certain non-cash items, such as $597,000 of stock-based compensation expenses and $1,299,000 of depreciation and amortization expenses. Cash flow decrease of approximately $2,812,000 resulting from net change in assets and liabilities reflects increases in unbilled and accounts receivable (net of provision for credit losses) totaling approximately $3,771,000, a net decrease in accounts payables, accrued expenses, deferred revenue and other accruals totaling approximately $719,000, offset by a net decrease in prepaids, inventories and other assets totaling approximately of $1,678,000.

Cash used in operating activities from discontinued operations during the first nine months of 2026 and 2025 consisted primarily of costs incurred in connection with the management of administrative and regulatory matters related to our remediation projects. For the first nine months of 2026, operating cash outlay for our discontinued operations was partially offset by approximately $130,000 received in the third quarter of 2026 related to a member-approved reimbursement of contributions and expenses in connection with our participation in an association of PRP (see “Note 10 – Discontinued Operations” to the accompanying Condensed Consolidated Financial Statements for further discussion of reimbursement).

We had working capital of $11,394,000 (which included working capital of our discontinued operations) as of September 30, 2026, compared to $13,803,000 as of December 31, 2025. The decrease in working capital was primarily attributable to significant losses incurred during the nine months ended September 30, 2026, partially offset by net proceeds received from our equity offering completed in May 2026. In addition, working capital was negatively impacted by the reclassification of approximately $1,091,000 of remediation liabilities in the third quarter of 2026 associated with one of our discontinued operations from long-term liabilities to current liabilities.

Investing Activities

Cash used in investing activities from continuing operations during the first nine months of 2026 consisted primarily of approximately $5,184,000 in purchases of property and equipment, $481,000 in advance payments for capital equipment and $381,000 in expenditures for operating permits and certain intangible assets, partially offset by $5,000 in proceeds from the sale of idle equipment.

Cash used in investing activities of our continuing operations in the first nine months of 2025 consisted primarily of approximately $2,634,000 in purchases of property and equipment and $103,000 in expenditures for operating permits and certain intangible assets, partially offset by $28,000 in proceeds from the sale of idle equipment.

We anticipate making capital expenditures for the remainder of 2026 of approximately $4,600,000, which include expenditures for our second-generation reactor for our PFAS technology, continuing facility upgrades and capacity enhancements to support anticipated increases in waste volumes associated with the Hanford waste program, and equipment to improve operational capabilities. We plan to fund our capital expenditures for the remainder of 2026 from cash from operations, available PNC Liquidity (which includes proceeds from the May 2026 equity raise) and/or financing. The initiation, timing, and amount of these capital expenditures are subject to a number of factors, including, among other things, cost/benefit analysis, the pace of our strategic project initiatives, operating performance, project timing, and management’s continuing evaluation of liquidity. Continuing losses may require us to seek additional liquidity through equity or other financing arrangements, potential asset dispositions, or other strategic alternatives. We may also be required to reduce certain operating expenditures, including, but not limited to, reduction in R&D activities.

Under the August 2026 amendment to our PNC Loan Agreement, the annual $6,000,000 capital expenditure limitation (as defined under the PNC Loan Agreement) does not apply as long as we maintain minimum daily PNC Liquidity of at least $5,000,000. If our PNC Liquidity falls below $5,000,000, the annual capital expenditure limitation will be reinstated. As of September 30, 2026, our capital expenditures for 2026 had exceeded $6,000,000. Accordingly, a decline in PNC Liquidity below the required threshold would result in noncompliance with the capital expenditure covenant under our PNC Loan Agreement, unless a waiver or other relief is obtained from PNC. Our ability to make additional planned capital expenditures will depend, in part, on maintaining sufficient PNC Liquidity and compliance with the terms of our PNC Loan Agreement.

Cash used in investing activities of our discontinued operations in the first nine months of 2026 and 2025 consisted of payments made in connection with a certain regulatory permit at our PFSG subsidiary.

Financing Activities

Cash provided by financing activities during the first nine months of 2026 consisted primarily of net proceeds of approximately $21,114,000 received from the sale of 2,628,571 shares of our Common Stock in May 2026 to fund certain capital investments and general working capital needs (see “Note 13 – Sale of Common Stock” to the accompanying Condensed Consolidated Financial Statements for further discussion of this equity offering). The net proceeds reflect gross proceeds of approximately $23,000,000, less $1,886,000 of offering costs incurred in connection with the offering, all of which were paid as of September 30, 2026. Cash provided by financing activities also included approximately $164,000 in proceeds from stock option exercises. These cash inflows were partially offset by principal payments of approximately $820,000 on our Term Loan, Capital Loan, and finance lease obligations.

Our cash used in financing during the first nine months of 2025 consisted mostly of principal payments of approximately $470,000 primarily for our Term and Capital Loans under our Credit Facility, principal payments of $228,000 for our finance leases, payments of $194,000 of offering costs from the equity raise that we completed in December 2024, partially offset by proceeds received from option exercises of approximately $79,000.

Credit Facility

Our Credit Facility, established pursuant to our PNC Loan Agreement, consists of a Revolving Credit facility with a maximum borrowing capacity of $12,500,000. Availability under the Revolving Credit facility is subject to a borrowing base comprised of eligible receivables (as defined in the agreement) and is reduced by (i) outstanding standby letters of credit ($3,420,000 as of September 30, 2026) and (ii) discretionary reserves imposed by the lender ($750,000 as of September 30, 2026). After giving effect to the borrowing base limitation and these reductions, our borrowing availability under the Revolving Credit was approximately $5,533,000 as of September 30, 2026 (see the discussion of our sources of liquidity at the beginning of this “Liquidity and Capital Resources” section). The Credit Facility also includes a Term Loan and a Capital Loan with outstanding balances of approximately $958,000 and $70,000, respectively, as of September 30, 2026.

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

Our PNC Loan Agreement contains certain financial covenant requirements, along with customary representations and warranties. A breach of any of these financial covenant requirements, unless waived by our lender, could result in a default under our PNC Loan Agreement allowing our lender to immediately require the repayment of all outstanding debt under our PNC Loan Agreement and terminate all commitments to extend further credit. We met all of our financial covenant requirements in the first, second and third quarters of 2026, including maintenance of a minimum of $5,000,000 in daily PNC Liquidity. As of September 30, 2026, our PNC Liquidity of approximately $19,864,000 exceeded the $5,000,000 minimum requirement by approximately $14,864,000. We expect to meet our financial covenant requirements for the next twelve months.

Off Balance Sheet Arrangements

From time to time, we are required to post standby letters of credit and various bonds to support contractual obligations to customers and other obligations, including facility closures. As of September 30, 2026, the total amount of standby letters of credit outstanding totaled approximately $3,420,000 and the total amount of bonds outstanding totaled approximately $19,315,000. We also provide closure and post-closure requirements through a financial assurance policy for certain of our Treatment Segment facilities through AIG. As of September 30, 2026, the closure and post-closure requirements for these facilities were approximately $24,953,000.

Critical Accounting Policies and Estimates

There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” for the recent accounting pronouncement that was adopted in the first nine months of 2026 and recent accounting pronouncements that will be adopted in future periods.

Known Trends and Uncertainties

Significant Customers. The contracts that we are a party to with others as subcontractors to the federal government or directly with the federal government generally provide that the government may terminate the contract at any time for convenience at the government’s option. Our inability to continue under existing contracts that we have with the federal government authorities (directly or indirectly as a subcontractor) or significant reductions in the level of governmental funding in any given year could have a material adverse impact on our operations and financial condition. We performed services relating to waste generated by federal government clients, either directly as a prime contractor or indirectly for others as a subcontractor to federal government entities, representing approximately $11,975,000 or 66.7% and $27,621,000 or 65.8% of our total revenues generated during the three and nine months ended September 30, 2026, respectively, as compared to $11,666,000 or 66.8% and $29,275,000 or 63.7% of our total revenues generated during the three and nine months ended September 30, 2025, respectively.

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

New Processing Technology. With significant upgrades to our prototype Perma-FAS system (“System”) for PFAS destruction substantially completed in the latter part of 2025, our System has achieved commercial operational status at our Perma-Fix of Florida, Inc. facility. PFAS, commonly known as “forever chemicals,” is a diverse group of thousands of human-made chemical pollutants that have the potential to persist in both the environment and the human body. An increasing number of studies have documented adverse health risks that are associated with PFAS exposure, including increased risks of some cancers, reduced immune function, and developmental delays in children.

Commercial destruction of PFAS offers a promising new source of revenue for us, as it complements our core waste remediation technologies. However, as we work to expand commercialization of our PFAS technology, we continue to incur operating, R&D and capital costs associated with scaling, market development, regulatory acceptance, and further development of our technology. While we have filed patent applications relating to our technology for PFAS destruction and have processed limited commercial quantities of PFAS-containing waste materials with our System, there can be no assurance that demand, pricing, or throughput levels will be sufficient in the near term to offset these costs. Still, we believe that there are limited treatment options currently available that are intended to permanently destroy these materials, as opposed to managing them through storage or containment, which may be important to waste generators seeking to address potential long-term environmental liability. We believe that our patent-pending technology exceeds the performance of other current destruction-based methods; however, adoption and acceptance of any such technology remain subject to regulatory and market factors.

Some of the sizable markets for PFAS include Aqueous Film-Foaming Foam (“AFFF”) firefighting foams, both expired concentrate and flushing liquids, contaminated liquids from PFAS systems, and other water-based separation products from a variety of industrial systems.

With our System commercially operational, we expect to begin commissioning our second-generation unit in the fourth quarter of 2026, with operations anticipated to commence during the first half of 2027 at our EWOC facility in Oak Ridge, Tennessee. We believe our second-generation will allow us to triple our production capacity. We continue to market our System technology through various channels.

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

The outcome of this matter remains subject to regulatory review. While the Department of Ecology may pursue escalated enforcement action in accordance with Washington State Dangerous (Hazardous) Waste Regulations, we currently expect a favorable resolution of the Notice and do not believe that a loss is probable. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter.

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

We have three environmental remediation projects, all within our discontinued operations, which principally entail the removal/remediation of contaminated soil, and, in most cases, the remediation of surrounding ground water. We expect to fund the expenses to remediate these sites from funds generated from operations. As of September 30, 2026, we had total environmental remediation liabilities of $3,413,000, a decrease of approximately $72,000 from the December 31, 2025, balance of $3,485,000. The decrease reflects payments for our PFSG remediation project. As of September 30, 2026, approximately $1,138,000 of the total environmental remediation liabilities were recorded as current.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. As of the end of the period covered by this report, we conducted an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer. Based on this recent assessment, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of September 30, 2026 due to a material weakness in our internal controls over financial reporting identified for the year ended December 31, 2025, as set forth below.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

We are committed to maintaining effective internal control over financial reporting. For the material weakness identified, we have implemented our remediation plan that includes completeness checks and additional reconciliation procedures related to processed waste and our inventory waste management systems at our Treatment Segment. However, additional time is required to evaluate and validate the operating effectiveness of these controls through testing. We expect to complete this validation by December 31, 2026. Until sufficient testing has been performed to demonstrate that the controls are operating effectively and the material weakness has been remediated, the material weakness described above will continue to exist.

(b)	Changes in internal control over financial reporting.

Other than the implementation of the remediation controls discussed above, there were no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Part I - Item 3 of our Form 10-K for the year ended December 31, 2025 and Part II - Item 1 of our Form 10-Q for the quarter ended June 30, 2026. In addition, there has been no material change in the legal proceedings previously disclosed by us in the “Michael O’Neill” and “Edwin Monroy Wage and Hour” under “Legal Matters” within “Note 9 - Commitments and Contingencies” of the Condensed Consolidated Financial Statements of our Form 10-Q for the quarter ended June 30, 2026.

Item 1A.	Risk Factors

There has been no material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025 and Form 10-Qs for the quarters ended March 31, 2026 and June 30, 2026, except as follows:

Risks Relating to our Financial Performance and Position and Need for Financing:

We have sustained losses during 2024, 2025, and the first nine months of 2026.

The Company sustained significant losses during 2024, 2025, and the first nine months of 2026. We believe that our results of operations should improve in the coming twelve months. If, however, we fail to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our operations, credit facility, liquidity and potential growth. Continuing losses may require us to seek additional liquidity through equity or other financing arrangements, potential asset dispositions, or other strategic alternatives. We may also be required to reduce certain operating expenditures, including, but not limited to, reduction in R&D activities.

Our recurring losses and negative operating cash flows continue to raise substantial doubt about our ability to continue as a going concern, and our expected improvement depends substantially on government-directed waste shipments and project activity that are outside our control.

Our recurring operating losses and negative cash flows from continuing operations, including continued losses during the third quarter of 2026, have contributed to the ongoing substantial doubt about our ability to continue as a going concern within one year after the date those financial statements are issued. Although the May 2026 equity offering significantly increased our liquidity, continued operating losses since the offering and significant capital expenditures have reduced our liquidity. Management concluded that substantial doubt about our ability to continue as a going concern has not been alleviated because a significant portion of the revenues and cash flows underlying our forecast depends on the timing and volume of waste shipments and project activity directed by U.S. government customers. Those customers do not provide binding assurances regarding the timing or volume of future work, and such activity is subject to appropriations, procurement processes, operational considerations and other factors outside our control. We anticipate that the operational developments and backlog discussed in this report may result in improved operating results in the coming twelve months; however, the timing and amount of any improvement remain subject to significant uncertainty.

Item 6.	Exhibits

(a)	Exhibits

	4.1	Eleventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated August 10, 2026, between Perma-Fix Environmental Services, Inc., and PNC Bank, National Association, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2026, filed on August 12, 2026.
	10.1	Eleventh Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated August 10, 2026, between Perma-Fix Environmental Services, Inc., and PNC Bank, National Association, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2026, filed on August 12, 2026.
	10.2#	Indefinite Delivery/Indefinite Quantity Master Subcontract (IDIQM), dated effective August 11, 2026, between Hanford Tank Waste Operations & Closure LLC (H2C) and Perma-Fix Environmental Services, Inc., for the disposal of mixed low-level waste from the U.S. Department of Energy’s Hanford Site.
	31.1	Certification by Mark Duff, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Mark Duff, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
	101.SCH	Inline XBRL Taxonomy Extension Schema Document*
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
	101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document* Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

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

# Certain schedules, exhibits, and attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A list briefly identifying the contents of all omitted schedules, exhibits, and attachments is included in the exhibit. The Company agrees to furnish supplementally a copy of any omitted schedule, exhibit, or attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 5, 2026	By:	/s/ Mark Duff
Mark Duff
President and Chief (Principal) Executive Officer

Date: November 5, 2026	By:	/s/ Ben Naccarato
Ben Naccarato
Chief (Principal) Financial Officer

